Form 10-Q
period 2024-03-31
Antares Strategic Credit Fund
filed 2024-05-10
CIK 1993402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________

FORM 10-Q

_______________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 814-01700

_______________________________________________________________________

ANTARES STRATEGIC CREDIT FUND

(Exact name of Registrant as specified in its Charter)

_______________________________________________________________________

Delaware	93-3416650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 West Monroe Street Chicago, IL	60661
(Address of principal executive offices)	(Zip Code)

312-638-4117

Registrant’s telephone number, including area code

_______________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of May 10, 2024 was 21,596,404.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this section should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report. In addition, some of the statements in this Quarterly Report (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of Antares Strategic Credit Fund (the “Company,” “we,” “us,” or “our”). The forward-looking statements contained in this report involve a number of risks and uncertainties, including statements concerning:

•
our adviser has no operating history;
•
our, or our portfolio companies’, future business, operations, operating results or prospects;
•
the return or impact of current and future investments;
•
the impact of global health crises on our or our portfolio companies’ business and the United States (“U.S.”) and global economy;
•
changes in the general economy, slowing economy, rising inflation and risk of recession;
•
the impact of changes in laws or regulations (including the interpretation thereof), including tax laws, governing our operations or the operations of our portfolio companies or the operations of our competitors;
•
the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
•
market conditions and our ability to access different debt markets and additional debt and equity capital and our ability to manage our capital resources effectively;
•
our contractual arrangements and relationships with third parties;
•
the state of the general economy;
•
the impact of supply chain constraints on our portfolio companies and the global economy;
•
uncertainty surrounding global financial stability, including the liquidity of certain banks;
•
the financial condition of our current and prospective portfolio companies and their ability to achieve their objectives;
•
the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;
•
our ability to raise capital in the private and public debt and equity markets;
•
our ability to anticipate and identify evolving market expectations with respect to environmental, social and governance matters, including the environmental impacts of our portfolio companies' supply chain and operations;
•
the outcome and impact of any litigation or regulatory proceeding;
•
the adequacy of our cash resources and working capital;
•
the timing, form and amount of any dividend distributions;
•
the timing of cash flows, if any, from the operations of our portfolio companies; and
•
the ability of our adviser to locate suitable investments for us and to monitor and administer our investments.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “project,” “estimates,” “will,” “should,” “could,” “would,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” on Form 10 registration statement and this Quarterly Report.

We have based the forward-looking statements included in this Quarterly Report on information available to us on the filing date of this Quarterly Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statement on Form 10, quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Non-controlled/non-affiliated investments, at fair value (1)	$479,854	$—
Cash and cash equivalents	20,715	—
Interest receivable from non-controlled/non-affiliated investments	3,054	—
Subscription receivable	—	25
Deferred offering costs	224	63
Receivable from adviser (Note 3)	330	330
Receivable for investments sold / repaid	2,676	—
Prepaid and other assets	260	—
Total assets	$507,113	$418

LIABILITIES
Debt outstanding	$197,000	$—
Less: Deferred financing costs	(3,465)	—
Total debt, net of deferred financing costs	193,535	—
Payable for investments purchased	133	—
Interest payable	2,807	—
Distributions payable	6,361
Administrative service fee payable	108	—
Accrued expenses and other liabilities	463	9
Due to affiliates	2,163	384
Total liabilities	$205,570	$393
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, par value $0.001 (2)	$12	$—
Paid-in capital in excess of par value	300,013	25
Accumulated net distributable earnings (losses)	1,518	—
Total net assets	$301,543	$25
Total liabilities and net assets	$507,113	$418
Net asset value per share	$25.13	$25.00

(1)
Non-controlled/non-affiliated investments at amortized cost of $479,312 and zero as of March 31, 2024 and December 31, 2023, respectively.
(2)
Unlimited shares authorized, 12,001,000 and 1,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

(in thousands, except share and per share amounts)

Three Months Ended March 31, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$10,798
Payment-in-kind interest income	51
Other income	83
Total investment income	10,932
Expenses:
Interest expense	2,951
Management fees (Note 3) (1)	—
Income based incentive fee (Note 3)	918
Capital gains incentive fee (Note 3)	67
Administrative service fee	108
Board of Trustees’ fee	60
Other general and administrative expenses	419
Organization costs	51
Total expenses	4,574
Management fees waiver (Note 3) (1)	—
Incentive fees waiver (Note 3)	(985)
Net expenses, net of fee waivers	3,589
Net investment income (loss)	7,343

Net realized and change in unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	(6)
Net realized gain (loss)	(6)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	542
Net change in unrealized appreciation (depreciation)	542
Total net realized and change in unrealized gain (loss)	536
Net increase (decrease) in net assets resulting from operations	$7,879

Per share information
Net investment income (loss) per share (basic and diluted)	$0.61
Earnings per share (basic and diluted)	$0.66
Distributions declared per share	$0.53
Weighted average shares outstanding (basic and diluted)	12,001,000
(1)
Value is less than $1.

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (Unaudited)

(in thousands, except shares)

Three Months Ended March 31, 2024

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	1,000	$—	$25	$—	$25
Operations:
Net investment income	—	—	—	7,343	7,343
Net realized gain (loss)	—	—	—	(6)	(6)
Net change in unrealized appreciation (depreciation)	—	—	—	542	542
Net increase (decrease) in net assets resulting from operations	—	—	—	7,879	7,879
Capital Transactions:
Issuance of shares	12,000,000	12	299,988	—	300,000
Common Shares issued from reinvestment of distributions	—	—	—	—	—
Distributions to shareholders	—	—	—	(6,361)	(6,361)
Total net increase (decrease)	12,000,000	12	299,988	1,518	301,518
Net assets at end of period	12,001,000	$12	$300,013	$1,518	$301,543

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in thousands)

Three Months Ended March 31, 2024
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$7,879
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Accrued interest and dividends received in-kind	(46)
Net accretion of discount and amortization of premium	(438)
Proceeds from sale of investments and principal repayments	17,709
Purchases of investments	(196,543)
Net realized (gains) losses on investments	6
Net change in unrealized (appreciation) depreciation on investments	(542)
Amortization of deferred financing costs	144
(Increase) decrease in operating assets:
Interest receivable from non-controlled/non-affiliated investments	(3,054)
Receivable for investments sold / repaid	(2,676)
Prepaid insurance and other assets	(260)
Increase (decrease) in operating liabilities:
Due to affiliates	1,779
Payable for investments purchased	133
Interest payable	2,807
Administrative service fee	108
Accrued expenses and other liabilities	454
Net cash provided (used in) by operating activities	(172,540)
Cash flow from financing activities
Proceeds from issuance of shares, net of subscription receivable	25
Debt borrowings	197,000
Deferred offering costs	(161)
Deferred financing costs	(3,609)
Net cash provided by (used in) financing activities	193,255
Net increase in cash and cash equivalents,	20,715
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$20,715
Supplemental disclosure of cash flow information and non-cash financing activities
Equity issued in kind (Note 8)	$300,000
Investments purchased in kind (Note 8)	$300,000
Distributions payable	$6,361

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
Secured Debt
Air Freight and Logistics
American Trailer Rental Group, LLC	(5)(8)	First Lien Term Loan	S + 5.50%	1.00%	10.95%	6/1/2027	$41	$41	$39	0.01%
American Trailer Rental Group, LLC	(5)(8)	First Lien Term Loan	S + 5.69%	1.00%	11.14%	6/1/2027	131	131	128	0.04
American Trailer Rental Group, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	10.95%	6/1/2027	35	35	34	0.01
American Trailer Rental Group, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.69%	1.00%	11.14%	6/1/2027	34	34	33	0.01
American Trailer Rental Group, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	11.20%	6/1/2027	9	9	9	0.01
Lightbeam Bidco Inc.	(5)(8)	First Lien Term Loan	S + 6.25%	0.75%	11.55%	5/4/2030	3,929	3,929	3,929	1.30
Lightbeam Bidco Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.25%	0.75%	11.55%	5/4/2030	595	595	595	0.20
Lightbeam Bidco Inc.	(5)(7)	First Lien Revolver	S + 6.25%	0.75%	11.55%	5/4/2029	476	63	63	0.02
								4,837	4,830	1.60
Auto Components
Enthusiast Auto Holdings, LLC	(5)(8)	First Lien Term Loan	S + 5.25%	1.00%	10.68%	12/19/2025	1,500	1,477	1,500	0.50
Enthusiast Auto Holdings, LLC	(5)(8)	First Lien Term Loan	S + 6.25%	1.00%	11.68%	12/19/2025	1,500	1,494	1,500	0.50
JHCC Holdings LLC	(5)(8)	First Lien Term Loan	S + 5.25%	1.00%	10.70%	9/9/2026	2,726	2,720	2,672	0.89
JHCC Holdings LLC	(5)(8)	First Lien Term Loan	S + 6.75%	1.00%	12.20%	9/9/2026	424	423	424	0.14
JHCC Holdings LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.25%	1.00%	10.70%	9/9/2026	2,085	2,080	2,043	0.68
JHCC Holdings LLC	(5)(7)	First Lien Revolver	S + 5.25%	1.00%	10.68%	9/9/2026	249	99	95	0.03
OAC Holdings I Corp.	(5)(8)	First Lien Term Loan	S + 5.00%	1.00%	10.43%	3/30/2029	2,993	2,877	2,955	0.98
Quality Automotive Services, LLC	(5)(8)	First Lien Term Loan	S + 5.75%	1.00%	11.08%	7/16/2027	2,399	2,390	2,387	0.79
Quality Automotive Services, LLC	(5)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	11.20%	7/16/2027	472	469	469	0.16
Quality Automotive Services, LLC	(5)(7)	First Lien Revolver	S + 5.75%	1.00%	11.08%	7/16/2027	130	(1)	(1)	—
								14,028	14,044	4.67
Building Products
80/20, LLC	(5)(8)	First Lien Term Loan	S + 5.25%	1.00%	10.70%	3/1/2027	250	247	246	0.08
SureWerx Purchaser III Inc.	(5)(8)	First Lien Term Loan	S + 6.75%	0.75%	12.05%	12/28/2029	249	249	249	0.08
SV-MDC Holdings, LLC	(5)(8)	First Lien Term Loan	S + 5.00%	1.00%	10.43%	8/31/2026	193	193	191	0.06
SV-MDC Holdings, LLC	(5)(8)	First Lien Term Loan	S + 5.75%	1.00%	11.18%	8/31/2026	48	48	48	0.02
WST USA Holdco, Inc.	(5)(6)(8)	First Lien Term Loan	S + 5.25%	1.00%	10.65%	3/31/2027	2,500	2,484	2,488	0.83
WST USA Holdco, Inc.	(5)(6)(7)	First Lien Delayed Draw Term Loan	S + 5.25%	1.00%	10.65%	3/31/2027	2,500	899	904	0.30
								4,120	4,126	1.37
Capital Markets
Allworth Financial Group, L.P.	(5)(8)	First Lien Term Loan	S + 5.50%	1.00%	10.93%	12/23/2026	2,551	2,551	2,519	0.84
Allworth Financial Group, L.P.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	10.93%	12/23/2026	2,436	2,436	2,406	0.80
AQ Sage Buyer, LLC	(5)(8)	First Lien Term Loan	S + 6.00%	1.00%	11.45%	1/25/2027	186	181	183	0.06
AQ Sage Buyer, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.00%	1.00%	11.48%	1/25/2027	63	61	62	0.02
Edgeco Buyer, Inc.	(5)(8)	First Lien Term Loan	S + 4.75%	1.00%	10.15%	6/1/2026	170	169	170	0.06
Edgeco Buyer, Inc.	(5)(7)(8)	First Lien Delayed Draw Term Loan	S + 4.75%	1.00%	10.15%	6/1/2026	79	70	71	0.02
Lido Advisors, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.00%	1.00%	11.45%	6/15/2027	3,491	3,491	3,482	1.15
Pathstone Family Office LLC	(5)(8)	First Lien Term Loan	S + 6.75%	1.00%	12.18%	5/15/2029	2,628	2,597	2,608	0.86
Pathstone Family Office LLC	(5)(7)	First Lien Delayed Draw Term Loan	S + 6.75%	1.00%	12.08%	5/15/2029	285	(3)	(2)	—
Pathstone Family Office LLC	(5)(7)	First Lien Revolver	P + 5.75%	0.00%	14.25%	5/15/2028	87	29	30	0.01
								11,582	11,529	3.82

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Chemicals
Aurora Plastics, LLC	(5)(8)	First Lien Term Loan	S + 4.75%	0.75%	10.18%	8/10/2028	$199	$190	$196	0.07%
Aurora Plastics, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 4.75%	0.75%	10.18%	8/10/2028	51	49	50	0.02
DCG Acquisition Corp.	(5)(8)	First Lien Term Loan	S + 5.25%	0.00%	10.68%	9/30/2026	2,638	2,571	2,591	0.86
DCG Acquisition Corp.	(5)(8)	First Lien Term Loan	S + 5.75%	0.00%	11.18%	9/30/2026	355	350	351	0.12
Formulations Parent Corp.	(5)(8)	First Lien Term Loan	S + 5.75%	0.75%	11.05%	11/15/2030	250	248	250	0.08
Lubricant Engineers	(5)(8)	First Lien Term Loan	S + 6.00%	1.00%	11.30%	9/1/2029	250	242	249	0.08
Tangent Technologies Acquisition, LLC	(5)(8)	First Lien Term Loan	S + 4.75%	1.00%	10.22%	11/30/2027	250	248	248	0.08
								3,898	3,935	1.31
Commercial Services and Supplies
Ares Holdings, LLC	(5)(8)	First Lien Term Loan	S + 5.27%	1.00%	10.67%	11/18/2026	1,000	985	977	0.33
Ares Holdings, LLC	(5)(8)	First Lien Term Loan	S + 5.50%	1.00%	10.90%	11/18/2026	3,902	3,857	3,834	1.27
Ares Holdings, LLC	(5)(7)	First Lien Revolver	S + 5.50%	1.00%	10.93%	11/18/2026	98	31	31	0.01
AWP Group Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 5.50%	1.00%	10.90%	12/24/2029	2,733	2,733	2,733	0.91
AWP Group Holdings, Inc.	(5)(7)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	10.90%	12/24/2029	213	10	10	—
AWP Group Holdings, Inc.	(5)(7)	First Lien Revolver	S + 5.50%	1.00%	10.90%	12/24/2029	47	14	14	—
CoolSys, Inc.	(5)(8)	First Lien Term Loan	S + 4.75%	0.75%	10.31%	8/11/2028	250	234	245	0.08
EXT Acquisitions, Inc.	(5)(8)	First Lien Term Loan	S + 4.25%	1.00%	9.70%	6/26/2024	234	233	234	0.08
EXT Acquisitions, Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 4.25%	1.00%	9.70%	6/26/2024	16	16	16	0.01
FL Hawk Intermediate Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 4.75%	1.00%	10.31%	2/22/2028	250	250	250	0.08
FL Hawk Intermediate Holdings, Inc.	(5)(8)	Second Lien Term Loan	S + 8.75%	1.00%	14.31%	8/22/2028	1,560	1,560	1,560	0.52
FL Hawk Intermediate Holdings, Inc.	(5)(7)	First Lien Revolver	S + 4.75%	0.00%	10.08%	2/22/2027	1,190	—	—	—
Fresh Holdco, Inc.	(5)(8)	First Lien Term Loan	S + 5.75%	1.00%	11.20%	1/24/2026	249	247	247	0.08
HeartLand PPC Buyer, LLC	(5)(8)	First Lien Term Loan	S + 5.75%	0.75%	11.05%	12/12/2029	3,000	2,964	2,963	0.98
Hercules Borrower LLC	(5)(8)	First Lien Term Loan	S + 5.50%	1.00%	10.90%	12/15/2026	33	33	33	0.01
Hercules Borrower LLC	(5)(8)	First Lien Term Loan	S + 6.25%	1.00%	11.65%	12/15/2026	2,325	2,324	2,324	0.77
Hercules Borrower LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	10.90%	12/15/2026	306	306	306	0.10
Hercules Borrower LLC	(5)(7)	First Lien Revolver	S + 6.50%	1.00%	11.83%	12/15/2026	329	—	—	—
High Bar Brands Operating, LLC	(5)(6)(8)	First Lien Term Loan	S + 5.25%	1.00%	10.55%	12/19/2029	249	246	248	0.08
HP RSS Buyer, Inc.	(5)(8)	First Lien Term Loan	S + 5.00%	0.75%	10.30%	12/11/2029	5,000	4,940	4,950	1.64
Monarch Landscape Holdings, LLC	(5)(8)	First Lien Term Loan	S + 5.75%	0.75%	11.05%	3/31/2028	1,809	1,805	1,786	0.59
Monarch Landscape Holdings, LLC	(5)	First Lien Delayed Draw Term Loan	S + 5.75%	0.75%	11.05%	3/31/2028	879	871	868	0.29
Monarch Landscape Holdings, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.25%	0.75%	10.55%	3/31/2028	307	301	297	0.10
Paint Intermediate III, LLC	(5)(8)	First Lien Term Loan	S + 5.75%	0.75%	11.15%	10/6/2028	5,484	5,445	5,456	1.81
Paint Intermediate III, LLC	(5)(7)	First Lien Revolver	S + 5.75%	0.75%	11.18%	10/7/2027	1,002	327	329	0.11
Palmetto Acquisitionco Inc.	(5)(8)	First Lien Term Loan	S + 5.75%	1.00%	11.05%	9/18/2029	249	246	248	0.08
Rotating Machinery Services, Inc.	(5)(8)	First Lien Term Loan	S + 5.25%	1.00%	10.70%	6/10/2025	250	249	250	0.08
Thermostat Purchaser III, Inc.	(5)(8)	First Lien Term Loan	S + 4.50%	0.75%	9.95%	8/31/2028	249	245	246	0.08
Valet Waste Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 6.50%	1.00%	11.93%	9/3/2027	249	245	249	0.08
WRE Holding Corp.	(5)(8)	First Lien Term Loan	S + 5.00%	1.00%	10.42%	1/3/2025	695	689	686	0.23
WRE Holding Corp.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	10.42%	1/3/2025	1,143	1,134	1,128	0.37
WRE Holding Corp.	(5)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	10.39%	1/3/2025	974	966	961	0.32
WRE Holding Corp.	(5)(7)	First Lien Revolver	S + 5.00%	1.00%	10.33%	1/3/2025	189	(1)	(2)	—
YLG Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 5.00%	1.00%	10.40%	10/31/2025	2,613	2,613	2,606	0.87
YLG Holdings, Inc.	(5)(7)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	10.90%	10/31/2025	572	53	53	0.02
YLG Holdings, Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.25%	1.00%	10.65%	10/31/2025	1,416	1,416	1,413	0.47
YLG Holdings, Inc.	(5)(7)	First Lien Revolver	S + 5.25%	1.00%	10.58%	10/31/2025	399	—	(1)	—
Zone Climate Services, Inc.	(5)(8)	First Lien Term Loan	S + 5.25%	1.00%	10.70%	3/9/2028	3,000	2,942	2,918	0.97
								40,529	40,466	13.42

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Construction & Engineering
Kleinfelder Intermediate LLC	(5)(8)	First Lien Term Loan	S + 6.25%	0.75%	11.58%	9/18/2030	$249	$249	$249	0.08%
MEI Buyer LLC	(5)(8)	First Lien Term Loan	S + 6.50%	1.00%	11.83%	6/29/2029	4,309	4,279	4,309	1.43
MEI Buyer LLC	(5)(7)	First Lien Delayed Draw Term Loan	S + 6.50%	0.00%	11.83%	6/29/2029	681	(5)	—	—
TranSystems Corp.	(5)(8)	First Lien Term Loan	S + 4.50%	1.00%	9.95%	3/31/2027	191	191	191	0.06
TranSystems Corp.	(5)(8)	First Lien Term Loan	S + 5.25%	0.75%	10.70%	3/31/2027	59	59	59	0.02
Trilon Group, LLC	(5)(8)	First Lien Term Loan	S + 6.25%	1.00%	11.70%	5/27/2029	51	50	51	0.02
Trilon Group, LLC	(5)(8)	First Lien Term Loan	S + 6.50%	1.00%	11.95%	5/25/2029	95	92	95	0.03
Trilon Group, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.50%	1.00%	11.95%	5/25/2029	104	101	103	0.04
								5,016	5,057	1.68
Construction Materials
Arrow Tru-Line Holding, LLC	(5)(8)	First Lien Term Loan	S + 5.63%	1.00%	11.19%	9/20/2027	250	245	250	0.09
Pearlman Enterprises Inc.	(5)(8)	First Lien Term Loan	S + 4.25%	1.00%	9.68%	5/5/2027	3,000	2,980	2,933	0.97
Profile Products LLC	(5)(8)	First Lien Term Loan	S + 5.50%	0.75%	10.90%	11/12/2027	249	245	241	0.08
								3,470	3,424	1.14
Containers and Packaging
CFs Brands, LLC	(5)(8)	First Lien Term Loan	S + 6.00%	1.00%	11.33%	10/2/2030	250	247	249	0.08
Cold Chain Technologies, LLC	(5)(8)	First Lien Term Loan	S + 5.75%	1.00%	11.15%	8/2/2025	2,799	2,799	2,799	0.93
Cold Chain Technologies, LLC	(5)(7)	First Lien Revolver	S + 5.00%	0.00%	10.33%	8/2/2025	197	—	—	—
New ILC Dover, Inc.	(5)(8)	First Lien Term Loan	S + 5.25%	1.00%	10.68%	2/2/2026	2,679	2,620	2,633	0.87
New ILC Dover, Inc.	(5)(8)	First Lien Term Loan	S + 5.50%	1.00%	10.93%	2/2/2026	48	47	47	0.02
New ILC Dover, Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.25%	1.00%	10.68%	2/2/2026	157	153	154	0.05
New ILC Dover, Inc.	(5)(7)	First Lien Revolver	P + 4.25%	0.00%	12.75%	2/2/2026	91	55	55	0.02
Rohrer Corp.	(5)(8)	First Lien Term Loan	S + 5.00%	1.00%	10.47%	3/15/2027	250	246	250	0.09
SupplyOne, Inc.	(5)(8)	First Lien Term Loan	S + 6.00%	1.00%	11.43%	11/1/2024	250	249	250	0.08
Tank Holding Corp.	(5)(8)	First Lien Term Loan	S + 5.75%	0.75%	11.18%	3/31/2028	249	240	247	0.08
								6,656	6,684	2.22
Distributors
Aurora Parts & Accessories LLC	(5)(8)	First Lien Term Loan	S + 5.50%	1.00%	10.95%	1/13/2029	250	250	245	0.08
BC Group Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 5.50%	0.75%	10.90%	12/21/2025	249	249	248	0.08
Blackbird Purchaser, Inc.	(5)(8)	First Lien Term Loan	S + 5.50%	0.75%	10.80%	12/19/2030	4,691	4,646	4,691	1.56
Blackbird Purchaser, Inc.	(5)(7)	First Lien Delayed Draw Term Loan	S + 5.50%	0.75%	10.80%	12/19/2030	928	176	185	0.06
Blackbird Purchaser, Inc.	(5)(7)	First Lien Revolver	S + 5.50%	0.75%	10.83%	12/19/2029	619	68	74	0.02
Blackhawk Industrial Distribution, Inc.	(5)(8)	First Lien Term Loan	S + 6.25%	1.00%	11.70%	9/17/2026	137	137	136	0.05
Blackhawk Industrial Distribution, Inc.	(5)(8)	First Lien Term Loan	S + 6.25%	1.00%	11.70%	9/17/2025	492	492	490	0.16
Blackhawk Industrial Distribution, Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.25%	1.00%	11.70%	9/17/2026	240	240	239	0.08
Blackhawk Industrial Distribution, Inc.	(5)(7)	First Lien Revolver	S + 6.25%	1.00%	11.70%	9/17/2025	128	51	51	0.02
Bradyifs Holdings LLC	(5)(8)	First Lien Term Loan	S + 6.00%	1.00%	11.30%	10/31/2029	249	247	246	0.08
FCG Acquisitions, Inc.	(5)(8)	First Lien Term Loan	S + 4.75%	0.50%	10.31%	3/31/2028	250	249	246	0.08
Motion & Control Enterprises LLC	(5)(8)	First Lien Term Loan	S + 6.00%	1.00%	11.45%	6/1/2028	2,375	2,353	2,348	0.78
Motion & Control Enterprises LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.00%	1.00%	11.45%	6/1/2028	625	619	618	0.20
Vessco Midco Holdings, LLC	(5)(8)	First Lien Term Loan	S + 4.50%	1.00%	9.93%	11/2/2026	132	132	130	0.04
Vessco Midco Holdings, LLC	(5)(7)	First Lien Delayed Draw Term Loan	S + 5.25%	1.00%	10.57%	11/2/2026	4,648	574	565	0.19
Vessco Midco Holdings, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 4.50%	1.00%	9.82%	11/2/2026	118	118	116	0.04
								10,601	10,628	3.52

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services
Apex Service Partners, LLC	(5)(8)	First Lien Term Loan	S + 5.00%	1.00%	12.30% (Incl. 2.00% PIK)	10/24/2030	$4,771	$4,701	$4,695	1.56%
Apex Service Partners, LLC	(5)(7)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	12.30% (Incl. 2.00% PIK)	10/24/2030	1,135	605	604	0.20
Apex Service Partners, LLC	(5)(7)	First Lien Revolver	S + 6.50%	1.00%	11.80%	10/24/2029	378	144	141	0.05
AVE Holdings III, Corp.	(5)(8)	First Lien Term Loan	S + 5.25%	0.75%	10.70%	2/25/2028	249	246	247	0.08
AVG Intermediate Holdings LLC	(5)(8)	First Lien Term Loan	S + 6.00%	1.00%	11.40%	3/16/2027	836	836	836	0.28
AVG Intermediate Holdings LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.00%	1.00%	11.40%	3/16/2027	3,079	3,079	3,079	1.02
AVG Intermediate Holdings LLC	(5)(7)	First Lien Revolver	S + 6.00%	1.00%	11.33%	3/16/2027	166	—	—	—
COP Hometown Acquisitions, Inc.	(5)(8)	First Lien Term Loan	S + 5.25%	1.00%	10.70%	7/16/2027	5,000	4,894	4,955	1.64
EOS Fitness Opco Holdings, LLC	(5)(8)	First Lien Term Loan	S + 5.75%	0.75%	11.20%	1/5/2027	182	179	182	0.06
EOS Fitness Opco Holdings, LLC	(5)(8)	First Lien Term Loan	S + 5.25%	0.75%	10.70%	1/5/2027	1,641	1,611	1,629	0.54
EOS Fitness Opco Holdings, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.25%	0.75%	10.70%	1/5/2027	171	168	170	0.06
Flint Opco, LLC	(5)(8)	First Lien Term Loan	S + 5.25%	1.00%	10.55%	8/15/2030	250	248	249	0.08
FSHS I, LLC	(5)(8)	First Lien Term Loan	S + 6.00%	0.75%	11.43%	11/18/2028	4,027	4,027	3,980	1.32
GS Seer Group Borrower LLC	(5)(8)	First Lien Term Loan	S + 6.75%	1.00%	12.05%	4/29/2030	4,987	4,890	4,913	1.63
GSV Holding, LLC	(5)(8)	First Lien Term Loan	S + 6.00%	1.00%	11.45%	4/3/2028	95	92	93	0.03
GSV Holding, LLC	(5)(7)(8)	First Lien Delayed Draw Term Loan	S + 6.00%	1.00%	11.45%	4/3/2028	155	144	145	0.05
Health Buyer LLC	(5)(8)	First Lien Term Loan	S + 5.25%	0.75%	10.70%	4/27/2029	1,973	1,949	1,949	0.65
Health Buyer LLC	(5)(8)	First Lien Term Loan	S + 5.75%	0.75%	11.20%	4/27/2029	1,019	1,014	1,017	0.34
Home Service TopCo IV, Inc.	(5)(8)	First Lien Term Loan	S + 6.00%	1.00%	11.40%	12/31/2027	4,987	4,987	4,987	1.65
Innovetive Petcare, LLC	(5)(8)	First Lien Term Loan	S + 5.00%	1.00%	10.43%	6/30/2028	195	189	193	0.06
Innovetive Petcare, LLC	(5)(7)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	10.45%	6/30/2028	54	44	45	0.01
North Haven Stallone Buyer, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.25%	1.00%	10.81%	5/24/2027	249	241	243	0.08
PPV Intermediate Holdings, LLC	(5)(8)	First Lien Term Loan	S + 5.75%	0.75%	11.05%	8/31/2029	243	241	243	0.08
PPV Intermediate Holdings, LLC	(5)(8)(12)	First Lien Delayed Draw Term Loan	N/A	N/A	13.75% PIK	8/31/2030	—	—	—	—
Spartan Bidco PTY LTD	(5)(6)(8)	First Lien Term Loan	S + 7.00%	0.75%	12.48% (Incl. 6.25% PIK)	1/24/2028	254	245	253	0.08
Taymax Group Acquisition, LLC	(5)(8)	First Lien Term Loan	S + 6.00%	1.00%	11.43%	7/31/2026	1,496	1,496	1,481	0.49
Vertex Service Partners, LLC	(5)(8)	First Lien Term Loan	S + 5.50%	0.75%	10.80%	11/8/2030	250	246	248	0.08
VPP Intermediate Holdings, LLC	(5)(8)	First Lien Term Loan	S + 5.75%	1.00%	11.18%	12/1/2027	1,832	1,832	1,814	0.60
VPP Intermediate Holdings, LLC	(5)(7)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	11.08%	12/1/2027	2,225	776	755	0.25
VPP Intermediate Holdings, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	11.18%	12/1/2027	2,208	2,208	2,186	0.72
VPP Intermediate Holdings, LLC	(5)(7)	First Lien Revolver	S + 5.75%	1.00%	11.08%	12/1/2027	223	—	(2)	—
								41,332	41,330	13.69

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Financial Services
Aretec Group, Inc.	(5)(8)	First Lien Term Loan	S + 4.50%	0.00%	9.93%	8/9/2030	$249	$250	$251	0.08%
Cerity Partners Equity Holding LLC	(5)(8)	First Lien Term Loan	S + 6.50%	0.75%	11.80%	7/28/2029	5,602	5,576	5,602	1.86
Cerity Partners Equity Holding LLC	(5)(8)	First Lien Term Loan	S + 6.75%	0.75%	12.05%	7/28/2029	84	83	83	0.03
Cerity Partners Equity Holding LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.75%	0.75%	12.05%	7/28/2029	361	361	361	0.12
Cerity Partners Equity Holding LLC	(5)(7)	First Lien Revolver	S + 6.50%	0.75%	11.83%	7/28/2028	188	(1)	—	—
CFGI Holdings, LLC	(5)(8)	First Lien Term Loan	S + 5.00%	0.75%	10.43%	11/2/2027	4,795	4,717	4,745	1.57
CFGI Holdings, LLC	(5)(7)	First Lien Revolver	S + 4.50%	0.75%	9.83%	11/2/2027	191	(3)	(2)	—
Cherry Bekaert Advisory LLC	(5)(8)	First Lien Term Loan	S + 5.25%	0.75%	10.58%	6/30/2028	1,960	1,904	1,925	0.64
Cherry Bekaert Advisory LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.25%	0.75%	10.58%	6/30/2028	807	784	793	0.26
Cherry Bekaert Advisory LLC	(5)(7)	First Lien Revolver	S + 5.25%	0.75%	10.58%	6/30/2028	226	61	64	0.02
Citrin Cooperman Advisors, LLC	(5)(8)	First Lien Term Loan	S + 5.00%	0.75%	10.32%	10/1/2027	837	837	822	0.27
Citrin Cooperman Advisors, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	10.32%	10/1/2027	1,906	1,906	1,874	0.62
Citrin Cooperman Advisors, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	10.40%	10/1/2027	248	248	244	0.08
Contractual Buyer, LLC	(5)(8)	First Lien Term Loan	S + 6.00%	0.75%	11.22%	10/10/2030	250	245	245	0.08
Foreside Financial Group, LLC	(5)(8)	First Lien Term Loan	S + 5.25%	1.00%	10.70%	9/30/2027	5,773	5,678	5,745	1.91
Foreside Financial Group, LLC	(5)(7)	First Lien Revolver	S + 5.50%	0.00%	10.83%	9/30/2027	712	(12)	(9)	—
Heights Buyer, LLC	(5)(8)	First Lien Term Loan	S + 5.75%	1.00%	11.15%	8/25/2028	3,828	3,827	3,827	1.27
Heights Buyer, LLC	(5)(7)	First Lien Delayed Draw Term Loan	S + 5.75%	0.00%	11.08%	8/25/2028	620	—	—	—
Heights Buyer, LLC	(5)(7)	First Lien Revolver	S + 5.75%	1.00%	11.05%	8/25/2028	543	78	78	0.03
Kriv Acquisition Inc.	(5)(8)	First Lien Term Loan	S + 6.50%	1.00%	11.80%	7/6/2029	2,277	2,260	2,277	0.76
Kriv Acquisition Inc.	(5)(7)	First Lien Delayed Draw Term Loan	S + 6.50%	1.00%	11.83%	7/6/2029	341	(2)	—	—
Kriv Acquisition Inc.	(5)(7)	First Lien Revolver	S + 6.50%	1.00%	11.83%	7/6/2029	377	(3)	—	—
Minotaur Acquisition, Inc.	(5)(8)	First Lien Term Loan	S + 4.75%	0.00%	10.18%	3/27/2026	2,512	2,515	2,518	0.84
Minotaur Acquisition, Inc.	(5)(7)	First Lien Revolver	S + 3.75%	0.00%	9.08%	3/27/2026	482	(10)	(15)	—
R&T Acquisitions, LLC	(5)(8)	First Lien Term Loan	S + 5.75%	1.00%	11.08%	8/31/2030	2,051	2,032	2,036	0.68
R&T Acquisitions, LLC	(5)(7)	First Lien Delayed Draw Term Loan	S + 5.75%	0.00%	11.08%	8/31/2030	771	(7)	(6)	—
RWA Wealth Partners, LLC	(5)(8)	First Lien Term Loan	S + 4.75%	1.00%	10.05%	8/31/2028	104	104	104	0.03
RWA Wealth Partners, LLC	(5)(7)	First Lien Delayed Draw Term Loan	S + 4.75%	1.00%	10.08%	8/31/2028	146	—	—	—
Wealth Enhancement Group, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	10.80%	10/4/2027	554	537	550	0.18
Wealth Enhancement Group, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	10.90%	10/4/2027	1,145	1,109	1,136	0.38
Wealth Enhancement Group, LLC	(5)(7)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	10.82%	10/4/2027	1,196	1,107	1,136	0.38
Wealth Enhancement Group, LLC	(5)(7)	First Lien Revolver	S + 5.75%	1.00%	11.08%	10/4/2027	105	(3)	(1)	—
								36,178	36,383	12.09
Electrical Equipment
Infinite Bidco LLC	(5)(8)	First Lien Term Loan	S + 6.25%	1.00%	11.81%	3/2/2028	249	246	246	0.08
Power Grid Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 4.75%	0.75%	10.05%	12/2/2030	5,000	4,939	4,938	1.64
TPC Engineering Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 5.50%	0.00%	10.90%	2/16/2027	1,371	1,371	1,371	0.45
TPC Engineering Holdings, Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.50%	0.00%	10.93%	2/16/2027	64	64	64	0.02
TPC Engineering Holdings, Inc.	(5)(7)	First Lien Revolver	S + 5.50%	1.00%	10.83%	2/16/2027	1,565	—	—	—
								6,620	6,619	2.19

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Electronic Equipment, Instruments and Components
AEP Passion Intermediate Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 6.50%	1.00%	11.97%	10/5/2027	$249	$250	$245	0.08%
Dwyer Instruments, LLC	(5)(8)	First Lien Term Loan	S + 5.75%	0.75%	11.15%	7/21/2027	234	230	232	0.08
Dwyer Instruments, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.75%	0.75%	11.15%	7/21/2027	16	16	16	0.01
Excelitas Technologies Corp.	(5)(8)	First Lien Term Loan	S + 5.75%	0.75%	11.15%	8/12/2029	235	232	235	0.08
Phoenix 1 Buyer Corp.	(5)(8)	First Lien Term Loan	S + 5.50%	0.75%	10.80%	11/20/2030	250	247	249	0.08
Wildcat BuyerCo, Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	11.05%	2/27/2027	4,988	4,942	4,937	1.64
								5,917	5,914	1.97
Energy Equipment and Services
DMC Holdco, LLC	(5)(8)	First Lien Term Loan	S + 6.00%	1.00%	11.30%	7/13/2029	250	248	249	0.08
Integrated Power Services Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 4.50%	0.75%	9.94%	11/22/2028	4,445	4,371	4,414	1.46
Integrated Power Services Holdings, Inc.	(5)(7)	First Lien Revolver	S + 4.50%	0.00%	9.94%	11/22/2027	544	66	72	0.02
Phillips & Temro Industries Inc.	(5)(8)	First Lien Term Loan	S + 4.75%	1.00%	10.20%	3/12/2025	250	249	250	0.08
								4,934	4,985	1.64
Food Products
Nonni's Foods LLC	(5)(8)	First Lien Term Loan	S + 5.00%	1.00%	10.43%	3/1/2025	250	248	250	0.08
RB Holdings Interco, LLC	(5)(8)	First Lien Term Loan	S + 5.00%	1.00%	10.45%	5/4/2028	250	247	248	0.08
Sugar PPC Buyer LLC	(5)(8)	First Lien Term Loan	S + 6.00%	1.00%	11.33%	10/2/2030	250	246	249	0.08
Ultimate Baked Goods Midco LLC	(5)(8)	First Lien Term Loan	S + 6.25%	1.00%	11.68%	8/13/2027	2,621	2,609	2,607	0.86
Ultimate Baked Goods Midco LLC	(5)(7)	First Lien Revolver	S + 6.25%	1.00%	11.58%	8/13/2027	373	(2)	(2)	—
WPP Bullet Buyer, LLC	(5)(8)	First Lien Term Loan	S + 5.75%	1.00%	11.05%	12/7/2030	7,500	7,411	7,406	2.46
								10,759	10,758	3.56
Health Care Technology
Acentra Holdings, LLC	(5)(8)	First Lien Term Loan	S + 5.50%	0.50%	10.80%	12/17/2029	1,902	1,902	1,892	0.63
Acentra Holdings, LLC	(5)(7)	First Lien Revolver	S + 5.50%	0.50%	10.80%	12/17/2029	94	18	18	0.01
Caerus US 1 Inc.	(5)(6)(8)	First Lien Term Loan	S + 5.75%	0.75%	11.05%	5/25/2029	2,613	2,613	2,593	0.86
IMO Investor Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 6.00%	0.75%	11.22%	5/11/2029	201	198	199	0.07
IMO Investor Holdings, Inc.	(5)(7)	First Lien Delayed Draw Term Loan	S + 6.00%	0.75%	11.22%	5/11/2029	48	19	20	0.01
								4,750	4,722	1.58
Healthcare Equipment and Supplies
Alcor Scientific LLC	(5)(8)	First Lien Term Loan	S + 5.00%	1.00%	10.43%	1/31/2028	249	246	249	0.08
Aspen Medical Products, LLC	(5)(8)	First Lien Term Loan	S + 5.00%	1.00%	10.45%	6/10/2025	250	250	248	0.08
Belmont Instrument, LLC	(5)(8)	First Lien Term Loan	S + 6.25%	1.00%	11.55%	8/19/2028	2,992	2,957	2,992	0.99
Blades Buyer, Inc.	(5)(8)	First Lien Term Loan	S + 5.00%	1.00%	10.43%	3/28/2028	3,105	3,105	3,082	1.02
Blades Buyer, Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	10.43%	3/28/2028	1,740	1,740	1,727	0.57
Blades Buyer, Inc.	(5)(7)	First Lien Revolver	S + 4.75%	0.00%	10.18%	3/28/2028	155	44	42	0.01
CDL Parent, Inc.	(5)(8)	First Lien Term Loan	S + 5.00%	1.00%	10.47%	12/7/2027	250	246	246	0.08
CPC/Cirtec Holdings, Inc	(5)(8)	First Lien Term Loan	S + 6.25%	0.75%	11.55%	1/30/2029	4,988	4,987	4,987	1.65
								13,575	13,573	4.48

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Providers and Services
AB Centers Acquisition Corp.	(5)(8)	First Lien Term Loan	S + 6.00%	0.75%	11.43%	9/6/2028	$2,862	$2,862	$2,855	0.95%
AB Centers Acquisition Corp.	(5)(7)	First Lien Revolver	S + 6.00%	0.00%	11.33%	9/6/2028	131	—	—	—
ACI Group Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 5.50%	0.75%	10.93%	8/2/2028	3,430	3,430	3,386	1.12
ACI Group Holdings, Inc.	(5)(7)(8)	First Lien Delayed Draw Term Loan	S + 5.50%	0.75%	10.93%	8/2/2028	1,261	858	842	0.28
ACI Group Holdings, Inc.	(5)(7)	First Lien Revolver	S + 5.50%	0.75%	10.93%	8/2/2027	298	45	41	0.01
Arrow Management Acquisition, LLC	(5)(8)	First Lien Term Loan	S + 5.00%	1.00%	10.22%	10/14/2027	463	453	453	0.15
Arrow Management Acquisition, LLC	(5)(7)(8)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	10.22%	10/14/2027	2,533	2,476	2,477	0.82
Cardiology Management Holdings, LLC	(5)(8)	First Lien Term Loan	S + 6.25%	1.00%	11.70%	1/31/2029	105	105	104	0.03
Cardiology Management Holdings, LLC	(5)(7)(8)	First Lien Delayed Draw Term Loan	S + 6.25%	1.00%	11.70%	1/31/2029	145	76	76	0.03
Community Medical Acquisition Corp.	(5)(8)	First Lien Term Loan	S + 4.75%	1.00%	10.22%	12/15/2028	250	240	243	0.08
DCA Investment Holding LLC	(5)(8)	First Lien Term Loan	S + 6.41%	0.75%	11.70%	4/3/2028	2,664	2,567	2,624	0.87
DCA Investment Holding LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.41%	0.75%	11.70%	4/3/2028	328	317	323	0.11
DOCS, MSO, LLC	(5)(8)	First Lien Term Loan	S + 5.75%	0.75%	11.18%	6/1/2028	250	242	249	0.08
ENT MSO, LLC	(5)(8)	First Lien Term Loan	S + 6.50%	1.00%	11.90%	12/31/2025	137	137	137	0.05
ENT MSO, LLC	(5)(7)(8)	First Lien Delayed Draw Term Loan	S + 7.00%	1.00%	12.40%	12/31/2025	85	82	82	0.03
ENT MSO, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.50%	1.00%	11.90%	12/31/2025	27	27	27	0.01
Golden State Buyer, Inc.	(5)(8)	First Lien Term Loan	S + 4.75%	0.75%	10.18%	6/21/2026	250	249	250	0.08
ImageFirst Holdings, LLC	(5)(7)	First Lien Revolver	S + 4.00%	0.00%	9.33%	4/27/2028	2,094	(40)	—	—
IvyRehab Intermediate II, LLC	(5)(8)	First Lien Term Loan	S + 5.00%	0.75%	10.40%	4/23/2029	202	200	201	0.07
IvyRehab Intermediate II, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	10.40%	4/23/2029	12	12	12	—
NJEye LLC	(5)(8)	First Lien Term Loan	S + 4.75%	1.00%	10.22%	3/14/2025	1,065	1,065	1,063	0.35
NJEye LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 4.75%	1.00%	10.22%	3/14/2025	751	751	749	0.25
NJEye LLC	(5)(7)	First Lien Revolver	S + 5.00%	1.00%	10.33%	3/14/2025	184	—	—	—
OB Hospitalist Group, Inc.	(5)(8)	First Lien Term Loan	S + 5.50%	0.75%	10.95%	9/27/2027	231	230	231	0.08
OIS Management Services, LLC	(5)(8)	First Lien Term Loan	S + 5.75%	0.75%	11.15%	11/16/2028	1,736	1,736	1,736	0.58
OIS Management Services, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.75%	0.75%	11.15%	11/16/2028	1,256	1,256	1,256	0.42
ONS MSO, LLC	(5)(8)	First Lien Term Loan	S + 6.25%	1.00%	11.65%	7/8/2026	250	248	249	0.08
Orsini Pharmaceutical Services, LLC	(5)(8)	First Lien Term Loan	S + 5.25%	0.75%	10.70%	5/2/2029	4,691	4,636	4,647	1.54
Orsini Pharmaceutical Services, LLC	(5)(7)	First Lien Revolver	S + 5.25%	0.75%	10.58%	5/2/2028	297	(4)	(3)	—
Phynet Dermatology LLC	(5)(8)	First Lien Term Loan	S + 6.50%	1.00%	11.72%	10/20/2029	249	246	249	0.08
PS Intermediate Holdco II, LLC	(5)(8)	First Lien Term Loan	S + 5.50%	1.00%	10.93%	4/25/2025	2,475	2,475	2,475	0.82
PS Intermediate Holdco II, LLC	(5)(8)	First Lien Term Loan	S + 5.50%	1.00%	10.93%	4/25/2025	253	253	253	0.08
PS Intermediate Holdco II, LLC	(5)(7)	First Lien Revolver	S + 5.50%	1.00%	10.93%	4/25/2025	265	106	106	0.04
RxSense Holdings LLC	(5)(8)	First Lien Term Loan	S + 5.00%	1.00%	10.40%	3/13/2026	2,992	2,986	2,976	0.99
SCP Eye Care Holdco, LLC	(5)(7)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	11.18%	10/5/2029	250	159	157	0.05
SM Wellness Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 4.50%	0.75%	10.06%	4/17/2028	224	224	216	0.07
SM Wellness Holdings, Inc.	(5)(8)	Second Lien Term Loan	S + 8.00%	0.75%	13.56%	4/16/2029	26	25	25	0.01
Smile Doctors LLC	(5)(8)	First Lien Term Loan	S + 5.90%	0.75%	11.20%	12/23/2028	2,490	2,490	2,484	0.82
Smile Doctors LLC	(5)(7)	First Lien Delayed Draw Term Loan	S + 5.90%	0.75%	11.30%	12/23/2028	223	46	46	0.02
Smile Doctors LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.90%	0.75%	11.30%	12/23/2028	281	280	280	0.09
SpecialtyCare, Inc.	(5)(8)	First Lien Term Loan	S + 5.75%	1.00%	11.31%	6/18/2028	2,980	2,714	2,764	0.92
SpecialtyCare, Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	11.31%	6/18/2028	20	19	19	0.01

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Providers and Services (continued)
STCH Acquisition Inc.	(5)(8)	First Lien Term Loan	S + 6.00%	1.00%	11.40%	10/30/2026	$2,467	$2,467	$2,461	0.82%
STCH Acquisition Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.00%	1.00%	11.40%	10/30/2026	275	275	275	0.09
STCH Acquisition Inc.	(5)(7)	First Lien Revolver	S + 6.25%	0.00%	11.58%	10/30/2026	251	—	(1)	—
Summit Behavioral Healthcare, LLC	(5)(8)	First Lien Term Loan	S + 4.75%	0.75%	10.31%	11/24/2028	2,992	2,993	3,000	0.99
The GI Alliance Management, LLC	(5)(8)	First Lien Term Loan	S + 6.25%	1.00%	11.70%	9/15/2028	2,469	2,469	2,445	0.81
The GI Alliance Management, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.25%	1.00%	11.70%	9/15/2028	523	523	518	0.17
TST Intermediate Holdings, LLC	(5)(8)	First Lien Term Loan	S + 5.75%	1.00%	11.15%	11/27/2026	124	122	122	0.04
Turningpoint Healthcare Solutions, LLC	(5)(8)	First Lien Term Loan	S + 4.75%	1.00%	10.18%	7/14/2027	1,739	1,739	1,734	0.58
Turningpoint Healthcare Solutions, LLC	(5)(7)	First Lien Revolver	S + 4.75%	1.00%	10.08%	7/14/2027	257	—	(1)	—
U.S. Endodontics Partners Holdings, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 4.75%	1.00%	10.18%	11/1/2027	2,992	2,943	2,993	0.99
United Digestive MSO Parent, LLC	(5)(8)	First Lien Term Loan	S + 6.75%	1.00%	12.20%	3/30/2029	249	249	249	0.08
Urology Management Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 6.04%	1.00%	11.51%	6/15/2026	144	140	142	0.05
Urology Management Holdings, Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.04%	1.00%	11.51%	6/15/2026	106	103	105	0.03
USHV Management, LLC	(5)(8)	First Lien Term Loan	S + 6.25%	1.00%	11.68%	12/23/2027	1,991	1,977	1,967	0.65
USHV Management, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.13%	1.00%	11.55%	12/23/2027	985	978	972	0.32
								53,257	53,341	17.69
Hotels, Restaurants and Leisure
Southpaw AP Buyer, LLC	(5)(8)	First Lien Term Loan	S + 4.75%	1.00%	10.20%	3/2/2026	4,498	4,447	4,453	1.48
Southpaw AP Buyer, LLC	(5)(7)	First Lien Revolver	S + 6.00%	0.00%	11.33%	3/2/2026	490	(6)	(5)	—
								4,441	4,448	1.48
Household Products
TPC US Parent, LLC	(5)(8)	First Lien Term Loan	S + 5.50%	1.00%	10.83%	11/22/2025	181	180	178	0.06
TPC US Parent, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	10.95%	11/22/2025	69	69	69	0.02
								249	247	0.08
Industrial Conglomerates
Harvey Tool Company, LLC	(5)(8)	First Lien Term Loan	S + 5.50%	0.75%	10.95%	10/26/2027	3,625	3,484	3,579	1.19
Harvey Tool Company, LLC	(5)	First Lien Delayed Draw Term Loan	S + 5.50%	0.75%	10.95%	10/26/2027	950	913	938	0.31
Harvey Tool Company, LLC	(5)(7)	First Lien Revolver	S + 5.50%	0.00%	10.83%	10/26/2027	414	(16)	(5)	—
								4,381	4,512	1.50
Insurance
Accession Risk Management, Inc.	(5)(8)	First Lien Term Loan	S + 5.50%	0.75%	10.95%	11/1/2029	249	248	249	0.08
Alera Group, Inc.	(5)(8)	First Lien Term Loan	S + 5.25%	0.75%	10.58%	10/2/2028	2,330	2,308	2,303	0.76
Alera Group, Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.25%	0.75%	10.58%	10/2/2028	662	656	655	0.22
AMBA Buyer, Inc.	(5)(8)	First Lien Term Loan	S + 5.25%	0.75%	10.57%	7/30/2027	3,630	3,596	3,590	1.19
AMBA Buyer, Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.25%	0.75%	10.57%	7/30/2027	1,081	1,071	1,069	0.35
AMBA Buyer, Inc.	(5)(7)	First Lien Revolver	S + 5.25%	0.75%	10.65%	7/30/2027	276	198	197	0.07
Amerilife Holdings LLC	(5)(8)	First Lien Term Loan	S + 5.75%	0.75%	11.05%	8/31/2029	4,710	4,665	4,701	1.56
Amerilife Holdings LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.75%	0.75%	10.97%	8/31/2029	1,180	1,169	1,178	0.39
Amerilife Holdings LLC	(5)(7)	First Lien Revolver	S + 5.75%	0.00%	11.08%	8/31/2028	595	(6)	(1)	—
AQ Sunshine, Inc.	(5)(8)	First Lien Term Loan	S + 6.25%	1.00%	11.70%	4/15/2027	4,800	4,767	4,790	1.59
AQ Sunshine, Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.25%	1.00%	11.70%	4/15/2027	187	186	187	0.06
Beyond Risk Parent Holdings, Inc.	(5)	First Lien Term Loan	S + 4.50%	0.75%	9.90%	10/8/2027	82	82	82	0.03
Beyond Risk Parent Holdings, Inc.	(5)(7)	First Lien Delayed Draw Term Loan	S + 4.50%	0.75%	9.90%	10/8/2027	167	65	64	0.02
Galway Borrower LLC	(5)(8)	First Lien Term Loan	S + 5.25%	0.75%	10.65%	9/29/2028	2,965	2,850	2,943	0.98

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Insurance (continued)
Imagine 360 LLC	(5)(8)	First Lien Term Loan	S + 5.50%	1.00%	10.95%	9/30/2026	$1,979	$1,952	$1,969	0.65%
Imagine 360 LLC	(5)(7)	First Lien Revolver	S + 5.50%	1.00%	10.95%	9/30/2026	16	7	7	—
Integrity Marketing Acquisition, LLC	(5)(8)	First Lien Term Loan	S + 6.03%	0.75%	11.43%	8/27/2026	192	191	192	0.06
Integrity Marketing Acquisition, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.80%	1.00%	11.20%	8/27/2026	645	641	645	0.21
Integrity Marketing Acquisition, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.05%	0.75%	11.45%	8/27/2026	401	398	401	0.13
Integrity Marketing Acquisition, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.02%	0.75%	11.32%	8/27/2026	3,404	3,389	3,404	1.13
Integrity Marketing Acquisition, LLC	(5)(7)	First Lien Revolver	S + 6.50%	0.00%	11.83%	8/27/2026	122	(1)	—	—
KWOR Acquisition, Inc.	(5)(7)	First Lien Delayed Draw Term Loan	S + 5.25%	1.00%	10.68%	12/22/2028	960	245	237	0.08
KWOR Acquisition, Inc.	(5)(8)	First Lien Term Loan	S + 5.25%	1.00%	10.68%	12/22/2028	3,883	3,819	3,786	1.26
KWOR Acquisition, Inc.	(5)(7)	First Lien Revolver	P + 4.25%	0.00%	12.75%	12/22/2027	157	86	85	0.03
McLarens Midco Inc.	(5)(8)	First Lien Term Loan	S + 5.50%	0.75%	10.95%	12/19/2025	2,749	2,725	2,735	0.91
McLarens Midco Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.50%	0.75%	10.95%	12/19/2025	2,239	2,219	2,228	0.74
Oakbridge Insurance Agency, LLC	(5)(8)	First Lien Term Loan	S + 5.75%	0.75%	11.08%	11/1/2029	250	247	249	0.08
Pareto Health Intermediate Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 6.25%	1.00%	11.55%	6/1/2030	1,832	1,832	1,832	0.61
Pareto Health Intermediate Holdings, Inc.	(5)(7)	First Lien Revolver	S + 6.50%	1.00%	11.83%	6/1/2029	163	—	—	—
Patriot Growth Insurance Services, LLC	(5)(8)	First Lien Term Loan	S + 5.50%	0.75%	10.95%	10/16/2028	195	187	193	0.06
Patriot Growth Insurance Services, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.75%	0.75%	11.20%	10/16/2028	54	52	54	0.02
Riser Interco LLC	(5)(8)	First Lien Term Loan	S + 6.00%	0.75%	11.30%	10/31/2029	2,993	2,965	2,955	0.98
Simplicity Financial Marketing Group Holdings Inc.	(5)(8)	First Lien Term Loan	S + 6.00%	1.00%	11.45%	12/2/2026	56	55	55	0.02
Simplicity Financial Marketing Group Holdings Inc.	(5)(8)	First Lien Term Loan	S + 6.29%	1.00%	11.74%	12/2/2026	840	829	834	0.28
Simplicity Financial Marketing Group Holdings Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.00%	1.00%	11.45%	12/2/2026	680	666	665	0.22
Simplicity Financial Marketing Group Holdings Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.29%	1.00%	11.74%	12/2/2026	1,416	1,396	1,405	0.47
Summit Acquisition Inc.	(5)(8)	First Lien Term Loan	S + 6.75%	0.75%	12.05%	5/1/2030	249	249	249	0.08
THG Acquisition, LLC	(5)	First Lien Delayed Draw Term Loan	S + 5.50%	0.75%	10.93%	12/2/2026	4,600	4,600	4,542	1.51
World Insurance Associates, LLC	(5)(8)	First Lien Term Loan	S + 6.75%	1.00%	12.05%	4/3/2028	786	786	784	0.26
World Insurance Associates, LLC	(5)(7)	First Lien Revolver	S + 5.75%	0.00%	11.08%	4/3/2028	212	(2)	(1)	—
								51,388	51,512	17.09
Internet Software & Services
Cardinal Parent, Inc.	(5)(8)	First Lien Term Loan	S + 4.50%	0.75%	9.95%	11/12/2027	249	230	236	0.08
Rally Buyer, Inc.	(5)(8)	First Lien Term Loan	S + 5.75%	0.75%	11.05%	7/19/2028	176	176	176	0.06
Rally Buyer, Inc.	(5)	First Lien Delayed Draw Term Loan	S + 5.75%	0.75%	11.05%	7/19/2028	15	15	15	—
Spirit RR Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 5.25%	0.75%	10.65%	9/13/2028	5,988	5,988	5,988	1.99
Spirit RR Holdings, Inc.	(5)(7)	First Lien Revolver	S + 5.25%	0.75%	10.68%	9/13/2028	497	58	57	0.02
								6,467	6,472	2.15
IT Services
Integra US Bidco Inc.	(5)(8)	First Lien Term Loan	S + 4.75%	1.00%	10.22%	12/24/2025	213	210	210	0.07
Integra US Bidco Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 4.75%	1.00%	10.22%	12/24/2025	37	36	36	0.01
LogicMonitor, Inc.	(5)(8)	First Lien Term Loan	S + 6.50%	0.00%	11.80%	5/15/2026	250	250	250	0.08
Marco Technologies, LLC	(5)(8)	First Lien Term Loan	S + 5.25%	1.00%	10.55%	11/24/2026	250	247	248	0.08
NTI Connect, LLC	(5)(8)	First Lien Term Loan	S + 5.50%	1.00%	10.95%	1/31/2026	210	208	209	0.07
NTI Connect, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	10.95%	1/31/2026	39	39	39	0.01
OEConnection LLC	(5)(8)	First Lien Term Loan	S + 4.00%	0.00%	9.43%	9/25/2026	237	237	238	0.08
OEConnection LLC	(5)(8)	Second Lien Term Loan	S + 7.00%	1.00%	12.43%	9/25/2027	1,500	1,487	1,497	0.50
OEConnection LLC	(5)(7)	First Lien Revolver	S + 5.25%	0.00%	10.58%	9/25/2025	3,262	—	(33)	(0.01)
Safety Borrower Holdings LLC	(5)(8)	First Lien Term Loan	S + 5.25%	1.00%	10.81%	9/1/2027	250	247	250	0.08
SailPoint Technologies Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 6.00%	0.75%	11.30%	8/16/2029	250	250	250	0.08
								3,211	3,194	1.05

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Life Sciences Tools & Services
Emmes Blocker, Inc.	(5)(8)	First Lien Term Loan	S + 5.50%	0.75%	10.80%	7/7/2028	$149	$149	$149	0.05%
Emmes Blocker, Inc.	(5)(7)	First Lien Delayed Draw Term Loan	S + 5.50%	0.75%	10.80%	7/7/2028	100	73	73	0.02
KWOL Acquisition, Inc.	(5)(8)	First Lien Term Loan	S + 6.25%	0.75%	11.47%	12/12/2029	250	246	248	0.08
								468	470	0.15
Machinery
Arch Cutting Tools Corp.	(5)(8)	First Lien Term Loan	S + 4.75%	0.00%	10.15%	4/1/2026	249	244	246	0.08
Clyde Industries US Holdco, Inc.	(5)(8)	First Lien Term Loan	S + 5.00%	1.00%	10.45%	12/18/2025	237	236	236	0.08
Dynatect Group Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 4.50%	1.00%	9.90%	9/30/2026	1,764	1,764	1,755	0.58
Dynatect Group Holdings, Inc.	(5)(7)	First Lien Revolver	S + 4.50%	1.00%	9.83%	6/30/2026	1,236	—	(6)	—
Flow Control Solutions, Inc.	(5)(8)	First Lien Term Loan	S + 5.75%	0.75%	11.05%	3/31/2028	144	143	143	0.05
Flow Control Solutions, Inc.	(5)(8)	First Lien Term Loan	S + 6.00%	0.75%	11.30%	3/31/2028	38	38	38	0.01
Flow Control Solutions, Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.75%	0.75%	11.05%	3/31/2028	68	68	68	0.02
Merlin Buyer, Inc.	(5)(8)	First Lien Term Loan	S + 4.75%	0.50%	10.08%	12/14/2028	2,396	2,321	2,372	0.79
Merlin Buyer, Inc.	(5)(7)	First Lien Revolver	S + 3.75%	0.00%	9.08%	12/14/2026	598	(7)	(18)	(0.01)
NCWS Intermediate, Inc.	(5)(8)	First Lien Term Loan	S + 6.00%	0.75%	11.45%	12/29/2026	126	121	124	0.04
NCWS Intermediate, Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.00%	0.75%	11.45%	12/29/2026	124	119	122	0.04
Process Insights Acquisition, Inc.	(5)(8)	First Lien Term Loan	S + 6.25%	1.00%	11.55%	7/18/2029	250	248	249	0.09
WCI-Cedar Purchaser, LLC	(5)(8)	First Lien Term Loan	S + 4.50%	1.00%	10.06%	12/31/2027	250	250	248	0.08
								5,545	5,577	1.85
Media
Klick, Inc.	(5)(6)(8)	First Lien Term Loan	S + 4.50%	1.00%	9.90%	3/31/2028	2,181	2,181	2,165	0.72
Klick, Inc.	(5)(6)(7)	First Lien Revolver	S + 4.50%	0.00%	9.83%	3/31/2026	813	—	(6)	—
Trunk Acquisition, Inc.	(5)(8)	First Lien Term Loan	S + 5.75%	1.00%	11.20%	2/19/2027	234	234	232	0.08
Trunk Acquisition, Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	11.20%	2/19/2027	16	16	16	0.01
W2O Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 4.75%	1.00%	10.05%	6/12/2026	4,987	4,966	4,957	1.65
								7,397	7,364	2.46
Oil, Gas and Consumable Fuels
EDPO, LLC	(5)(8)	First Lien Term Loan	S + 4.75%	0.75%	10.18%	12/8/2027	4,799	4,799	4,775	1.59
EDPO, LLC	(5)(7)	First Lien Delayed Draw Term Loan	S + 4.75%	0.00%	10.08%	12/8/2027	131	—	(1)	—
EDPO, LLC	(5)(7)	First Lien Revolver	S + 4.75%	0.00%	10.08%	12/8/2026	57	—	—	—
Valicor PPC Intermediate II LLC	(5)(8)	First Lien Term Loan	S + 4.25%	1.00%	9.68%	7/24/2026	178	177	178	0.06
Valicor PPC Intermediate II LLC	(5)(8)	First Lien Term Loan	S + 6.00%	1.00%	11.40%	7/24/2026	29	29	29	0.01
Valicor PPC Intermediate II LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 4.25%	1.00%	9.68%	7/24/2026	43	42	43	0.01
								5,047	5,024	1.67
Pharmaceuticals
Bridges Consumer Healthcare Intermediate LLC	(5)(8)	First Lien Term Loan	S + 6.19%	1.00%	11.59%	1/20/2027	249	246	246	0.08
Exactcare Parent Inc.	(5)(8)	First Lien Term Loan	S + 6.50%	1.00%	11.80%	11/5/2029	250	245	248	0.08
								491	494	0.16

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Professional Services
Analytic Partners, LP	(5)(8)	First Lien Term Loan	S + 5.50%	0.75%	10.80%	4/4/2028	$249	$246	$247	0.08%
Applied Technical Services, LLC	(5)(8)	First Lien Term Loan	S + 5.75%	1.00%	11.20%	12/29/2026	116	114	115	0.04
Applied Technical Services, LLC	(5)(8)	First Lien Term Loan	S + 6.00%	1.00%	11.45%	12/29/2026	25	24	25	0.01
Applied Technical Services, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	11.20%	12/29/2026	109	107	108	0.04
Clinical Education Alliance, LLC	(5)(8)	First Lien Term Loan	S + 5.50%	1.00%	10.95%	12/21/2026	45	44	45	0.01
Clinical Education Alliance, LLC	(5)(8)	First Lien Term Loan	S + 5.00%	1.00%	10.45%	12/21/2026	204	198	202	0.07
Crisis Prevention Institute, Inc.	(5)(8)	First Lien Term Loan	S + 5.25%	1.00%	10.68%	12/23/2026	4,447	4,447	4,447	1.48
Crisis Prevention Institute, Inc.	(5)(7)	First Lien Revolver	S + 6.00%	0.00%	11.33%	12/23/2025	540	—	—	—
DISA Holdings Corp.	(5)(8)	First Lien Term Loan	S + 5.00%	0.75%	10.30%	9/9/2028	197	197	196	0.06
DISA Holdings Corp.	(5)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	10.30%	9/9/2028	53	53	53	0.02
DTI Holdco, Inc.	(5)(8)	First Lien Term Loan	S + 4.75%	0.75%	10.05%	4/26/2029	249	247	250	0.08
Foreigner Bidco Inc.	(5)(8)	First Lien Term Loan	S + 5.50%	1.00%	10.93%	4/19/2028	225	225	225	0.07
Foreigner Bidco Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	10.93%	4/19/2028	25	25	25	0.01
HSI Halo Acquisition, Inc.	(5)(8)	First Lien Term Loan	S + 5.75%	1.00%	11.15%	8/31/2026	178	176	177	0.06
HSI Halo Acquisition, Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	11.15%	8/31/2026	71	70	70	0.02
Iris Buyer LLC	(5)(8)	First Lien Term Loan	S + 6.25%	1.00%	11.55%	10/2/2030	250	245	249	0.08
Jensen Hughes, Inc.	(5)(8)	First Lien Term Loan	S + 5.75%	1.00%	11.18%	3/22/2025	2,922	2,922	2,893	0.96
Jensen Hughes, Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	11.18%	3/22/2025	2,078	2,078	2,057	0.68
Medical Review Institute of America, LLC	(5)(8)	First Lien Term Loan	S + 5.00%	1.00%	10.43%	7/3/2025	249	249	249	0.08
MHE Intermediate Holdings, LLC	(5)(8)	First Lien Term Loan	S + 6.00%	1.00%	11.45%	7/21/2027	630	624	627	0.21
MHE Intermediate Holdings, LLC	(5)(8)	First Lien Term Loan	S + 6.25%	1.00%	11.70%	7/21/2027	50	50	50	0.02
MHE Intermediate Holdings, LLC	(5)(8)	First Lien Term Loan	S + 6.50%	1.00%	11.98%	7/21/2027	45	45	45	0.01
MHE Intermediate Holdings, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.00%	1.00%	11.45%	7/21/2027	174	172	173	0.06
MHE Intermediate Holdings, LLC	(5)(7)	First Lien Revolver	S + 5.75%	1.00%	11.18%	7/21/2027	60	(1)	—	—
Propio LS, LLC	(5)(8)	First Lien Term Loan	S + 6.00%	0.75%	11.30%	7/17/2030	2,493	2,475	2,462	0.82
Propio LS, LLC	(5)(7)	First Lien Delayed Draw Term Loan	S + 6.00%	0.00%	11.33%	7/17/2030	250	(2)	(3)	—
Rimkus Consulting Group, Inc.	(5)(8)	First Lien Term Loan	S + 6.00%	1.00%	11.45%	10/30/2026	131	131	131	0.04
Rimkus Consulting Group, Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.00%	1.00%	11.45%	10/30/2026	119	119	119	0.04
Ruppert Landscape, LLC	(5)(8)	First Lien Term Loan	S + 6.00%	0.75%	11.47%	12/1/2028	579	566	567	0.19
Ruppert Landscape, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.00%	0.75%	11.45%	12/1/2028	2,414	2,361	2,364	0.78
Tempo Buyer Corp.	(5)(8)	First Lien Term Loan	S + 5.50%	0.75%	10.95%	8/26/2028	250	248	249	0.08
USRP Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 5.75%	1.00%	11.22%	7/23/2027	4,394	4,393	4,393	1.46
USRP Holdings, Inc.	(5)(7)	First Lien Revolver	S + 5.75%	1.00%	11.08%	7/23/2027	184	—	—	—
Vensure Employer Services	(5)(7)	First Lien Delayed Draw Term Loan	S + 5.25%	0.75%	10.55%	12/17/2029	250	72	72	0.02
								22,920	22,882	7.58
Real Estate Management and Development
Sako and Partners Lower Holdings LLC	(5)(8)	First Lien Term Loan	S + 6.00%	1.00%	11.45%	9/15/2028	3,770	3,770	3,770	1.25
Sako and Partners Lower Holdings LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.00%	1.00%	11.43%	9/15/2028	901	901	901	0.30
Sako and Partners Lower Holdings LLC	(5)(7)	First Lien Revolver	S + 6.00%	0.00%	11.33%	9/15/2028	317	—	—	—
								4,671	4,671	1.55

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Road and Rail
AMS Parent, LLC	(5)(8)	First Lien Term Loan	S + 4.75%	0.75%	10.31%	10/25/2028	$249	$245	$240	0.08%
								245	240	0.08
Software
365 Retail Markets, LLC	(5)(8)	First Lien Term Loan	S + 4.75%	1.00%	10.20%	12/23/2026	139	139	138	0.05
365 Retail Markets, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 4.75%	1.00%	9.97%	12/23/2026	111	112	111	0.04
Banker's Toolbox, Inc.	(5)(8)	First Lien Term Loan	S + 5.25%	0.75%	10.57%	7/27/2027	3,668	3,634	3,668	1.22
Banker's Toolbox, Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.25%	0.75%	10.57%	7/27/2027	662	655	662	0.22
Banker's Toolbox, Inc.	(5)(7)	First Lien Revolver	S + 5.25%	0.75%	10.65%	7/27/2027	637	239	245	0.08
Bluecat Networks (USA) Inc.	(5)(6)(8)	First Lien Term Loan	S + 4.00%	0.75%	11.30% (Incl. 2.00% PIK)	8/8/2028	183	183	183	0.06
Bluecat Networks (USA) Inc.	(5)(6)(7)	First Lien Delayed Draw Term Loan	S + 6.00%	0.75%	11.30%	8/8/2028	35	6	6	—
Bluecat Networks (USA) Inc.	(5)(6)(8)	First Lien Delayed Draw Term Loan	S + 4.00%	0.75%	11.30% (Incl. 2.00% PIK)	8/8/2028	34	34	34	0.01
DS Admiral Bidco, LLC	(5)(8)	First Lien Term Loan	S + 6.50%	1.00%	11.80%	3/16/2028	971	940	929	0.31
DS Admiral Bidco, LLC	(5)(8)	First Lien Term Loan	S + 7.00%	1.00%	12.30%	3/16/2028	1,804	1,764	1,759	0.58
DS Admiral Bidco, LLC	(5)(7)	First Lien Revolver	S + 6.50%	0.00%	11.83%	3/16/2026	218	(6)	(9)	—
DT Intermediate Holdco, Inc.	(5)(8)	First Lien Term Loan	S + 5.75%	0.75%	11.15%	2/24/2028	250	240	241	0.08
e-Discovery AcquireCo, LLC	(5)(8)	First Lien Term Loan	S + 6.50%	1.00%	11.80%	8/29/2029	250	249	250	0.08
Enverus Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 5.50%	0.75%	10.83%	12/24/2029	2,315	2,283	2,315	0.77
Enverus Holdings, Inc.	(5)(7)	First Lien Delayed Draw Term Loan	S + 5.50%	0.00%	10.83%	12/24/2029	116	(2)	—	—
Enverus Holdings, Inc.	(5)(7)	First Lien Revolver	S + 5.50%	0.00%	10.83%	12/24/2029	174	(3)	—	—
ESG Investments, Inc.	(5)(8)	First Lien Term Loan	S + 4.75%	1.00%	10.20%	3/11/2028	141	139	139	0.05
ESG Investments, Inc.	(5)	First Lien Delayed Draw Term Loan	S + 4.75%	1.00%	10.18%	3/11/2028	17	17	17	0.01
Kipu Buyer, LLC	(5)(8)	First Lien Term Loan	S + 4.50%	1.00%	9.95%	1/27/2027	2,270	2,233	2,241	0.74
Kipu Buyer, LLC	(5)(7)	First Lien Revolver	S + 5.00%	1.00%	10.33%	1/27/2026	365	(6)	(5)	—
KPA Parent Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 6.00%	1.00%	11.43%	7/17/2026	3,556	3,518	3,538	1.17
KPA Parent Holdings, Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.00%	1.00%	11.43%	7/17/2026	1,029	1,018	1,024	0.34
KPA Parent Holdings, Inc.	(5)(7)	First Lien Revolver	S + 6.00%	1.00%	11.33%	7/17/2026	403	(3)	(2)	—
Litera Bidco LLC	(5)(8)	First Lien Term Loan	S + 5.25%	1.00%	10.68%	5/29/2026	1,236	1,234	1,218	0.40
Litera Bidco LLC	(5)(8)	First Lien Term Loan	S + 6.00%	1.00%	11.43%	5/29/2026	2,340	2,335	2,334	0.77
Litera Bidco LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.00%	1.00%	11.43%	5/29/2026	1,160	1,157	1,157	0.38
Litera Bidco LLC	(5)(7)	First Lien Revolver	S + 5.75%	0.00%	11.08%	5/31/2025	252	(1)	(4)	—
MercuryGate International, Inc.	(5)(8)	First Lien Term Loan	S + 5.00%	1.00%	10.40%	8/21/2026	4,452	4,402	4,441	1.47
MercuryGate International, Inc.	(5)(7)	First Lien Revolver	S + 4.75%	0.00%	10.08%	8/21/2026	537	(6)	(5)	—
Montana Buyer Inc.	(5)(8)	First Lien Term Loan	S + 5.75%	0.75%	11.08%	7/22/2029	4,987	4,987	4,938	1.64
MRI Software LLC	(5)(8)	First Lien Term Loan	S + 5.50%	1.00%	10.90%	2/10/2027	249	245	249	0.08
Navex TopCo, Inc.	(5)(8)	First Lien Term Loan	S + 5.75%	0.75%	11.08%	11/8/2030	7,500	7,414	7,406	2.46
North Star Acquisitionco, LLC	(5)(8)	First Lien Term Loan	S + 5.75%	1.00%	11.05%	5/3/2029	4,095	4,094	4,094	1.36
North Star Acquisitionco, LLC	(5)(7)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	10.33%	5/3/2029	374	—	—	—
North Star Acquisitionco, LLC	(5)(7)	First Lien Revolver	S + 5.00%	1.00%	10.33%	5/3/2029	521	—	—	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
Pegasus Transtech Holding, LLC	(5)(8)	First Lien Term Loan	S + 6.00%	1.00%	11.33%	11/17/2026	$249	$249	$249	0.08%
Perforce Software, Inc.	(5)(8)	First Lien Term Loan	S + 4.50%	0.50%	9.83%	7/1/2026	2,992	2,902	2,962	0.98
Prism Parent Co. Inc.	(5)(8)	First Lien Term Loan	S + 5.75%	0.75%	11.08%	9/19/2028	3,982	3,982	3,982	1.32
Prism Parent Co. Inc.	(5)(7)	First Lien Delayed Draw Term Loan	S + 6.00%	0.00%	11.33%	9/19/2028	1,008	—	—	—
Renaissance Holding Corp	(5)(8)	First Lien Term Loan	S + 4.25%	0.50%	9.58%	4/5/2030	249	251	250	0.08
Thunder Purchaser, Inc.	(5)(8)	First Lien Term Loan	S + 5.75%	1.00%	11.20%	6/30/2028	189	188	189	0.06
Thunder Purchaser, Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	11.20%	6/30/2028	60	60	60	0.02
Trimech Acquisition Corp.	(5)(8)	First Lien Term Loan	S + 4.75%	1.00%	10.20%	3/10/2028	1,836	1,836	1,836	0.61
Trimech Acquisition Corp.	(5)(7)	First Lien Revolver	P + 3.75%	0.00%	12.25%	3/10/2028	159	51	51	0.02
WatchGuard Technologies, Inc.	(5)(8)	First Lien Term Loan	S + 5.25%	0.75%	10.58%	6/30/2029	249	240	246	0.08
								53,003	53,137	17.62
Specialty Retail
Majco LLC	(5)(8)	First Lien Term Loan	S + 4.50%	1.00%	9.95%	12/4/2028	250	245	246	0.08
Monahan Products, LLC	(5)(8)	First Lien Term Loan	S + 5.50%	1.00%	10.95%	8/27/2027	250	246	250	0.08
Shock Doctor Intermediate, LLC	(5)(8)	First Lien Term Loan	S + 5.75%	1.00%	11.31%	11/20/2029	249	248	249	0.08
								739	745	0.24
Technology Hardware, Storage and Peripherals
TA TT Buyer, LLC	(5)(8)	First Lien Term Loan	S + 5.00%	0.50%	10.30%	4/1/2029	2,992	2,978	3,009	1.00
UBEO, LLC	(5)(8)	First Lien Term Loan	S + 5.50%	1.00%	10.95%	4/3/2026	250	250	250	0.08
								3,228	3,259	1.08
Trading Companies and Distributors
Graffiti Buyer, Inc.	(5)(8)	First Lien Term Loan	S + 5.50%	1.00%	10.90%	8/10/2027	3,427	3,380	3,380	1.12
Graffiti Buyer, Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	10.90%	8/10/2027	1,561	1,540	1,540	0.51
Kele Holdco, Inc.	(5)(8)	First Lien Term Loan	S + 5.25%	1.00%	10.68%	2/20/2026	2,658	2,658	2,632	0.87
Kele Holdco, Inc.	(5)(7)	First Lien Revolver	S + 5.25%	1.00%	10.68%	2/20/2026	342	232	228	0.08
								7,810	7,780	2.58
Water Utilities
Water Holdings Acquisition LLC	(5)(8)	First Lien Term Loan	S + 5.25%	1.00%	10.65%	12/18/2026	243	234	239	0.08
Water Holdings Acquisition LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.25%	1.00%	10.65%	12/18/2026	7	7	7	—
								241	246	0.08
Wireless Telecommunication Services
Alert Media, Inc.	(5)(8)	First Lien Term Loan	S + 5.78%	1.00%	12.08% (Incl. 11.08% PIK)	4/12/2027	119	119	119	0.04
Alert Media, Inc.	(5)(8)	First Lien Term Loan	S + 5.75%	1.00%	11.05%	4/12/2027	131	131	129	0.04
DAS Purchaser 2 Corp.	(5)(8)	First Lien Term Loan	S + 5.25%	0.75%	10.65%	4/30/2027	84	83	82	0.03
DAS Purchaser 2 Corp.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.25%	0.75%	10.65%	4/30/2027	166	165	163	0.05
								498	493	0.16
Total Secured Debt								464,499	465,115	154.25

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Unsecured Debt

Diversified Consumer Services
AVG Intermediate Holdings LLC	(5)	Subordinated Unsecured Term Loan	N/A	N/A	13.75% PIK	3/16/2028	$680	$680	$642	0.21%
AVG Intermediate Holdings LLC	(5)	Subordinated Unsecured Delayed Draw Term Loan	N/A	N/A	13.75% PIK	3/16/2028	260	260	245	0.08
Vector Group Holdings LLC	(5)	Subordinated Unsecured Term Loan	N/A	N/A	13.75% PIK	8/31/2030	5	5	5	—
Vector Group Holdings LLC	(5)	Subordinated Unsecured Term Loan	N/A	N/A	14.75% PIK	8/31/2030	2	1	1	—
Vector Group Holdings LLC	(5)(12)	Subordinated Unsecured Delayed Draw Term Loan	N/A	N/A	13.75% PIK	8/31/2030	—	—	—	—
								946	893	0.29
Health Care Technology
Employee Health Co.	(5)	Unsecured Term Loan	N/A	N/A	13.75% PIK	11/10/2031	250	245	246	0.08
								245	246	0.08
Healthcare Providers and Services
OB Hospitalist Group, Inc.	(5)	Subordinated Unsecured Term Loan	S + 9.50%	1.00%	14.83%	9/27/2028	19	19	19	0.01
								19	19	0.01
Total Unsecured Debt								1,210	1,158	0.38

Equity Investments
Auto Components
EAH Holdco, LLC	(5)(11)	Common					—	136	153	0.05
QAS Parent, LLC	(5)(11)	Common					237	366	353	0.12
								502	506	0.17
Commercial Services and Supplies
Hercules Blocker LLC	(5)(9)(11)	Common					140	251	177	0.06
KAWP Holdings, L.P.	(5)(11)	Common					—	309	304	0.10
								560	481	0.16
Construction & Engineering
MEI Co-Investor Aggregator LLC	(5)(11)	Common					1	796	866	0.29
								796	866	0.29
Diversified Consumer Services
American Veterinary Group Holdings, LLC	(5)(11)	Common					243	387	304	0.10
Four Seasons Blocker Aggregator, LP	(5)(11)	Common					—	203	208	0.07
GS Seer Group Holdings, LLC	(5)(11)	Common					—	110	123	0.04
Health Aggregator LLC	(5)(11)	Common					—	159	123	0.04
Home Service HoldCo, Inc.	(5)(11)	Common					2	264	244	0.08
VPP Group Holdings, L.P.	(5)(11)	Common					—	265	255	0.08
								1,388	1,257	0.41
Diversified Financial Services
GC Mountaintop Intermediate II Inc	(5)(11)	Preferred			11.00% PIK		—	782	792	0.26
GC Mountaintop Holdings, LLC	(5)(11)	Common					507	648	680	0.23
								1,430	1,472	0.49
Energy Equipment and Services
Tiger Parent Holdco L.P.	(5)(11)	Common					—	895	902	0.30
								895	902	0.30

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Providers and Services
Holocene Topco LP	(5)(10)(11)	Preferred					136	$322	$337	0.11%
Oral Surgery Holdings, LLC	(5)(11)	Common					42	554	625	0.21
REP Coinvest III AGP Blocker, L.P.	(5)(11)	Common					155	409	424	0.14
REP Coinvest III AGP, L.P.	(5)(11)	Common					66	175	182	0.06
RxSense Group LLC	(5)(11)	Common					14	284	284	0.10
US Heart And Vascular Holdings LLC	(5)(11)	Common					100	106	95	0.03
								1,850	1,947	0.65
Insurance
Accelerate Topco Holdings LLC	(5)(11)	Common					6	222	227	0.08
IMG Blocker Buyer Parent, LLC	(5)(11)	Preferred					48	571	579	0.19
IMG Blocker Buyer Parent, LLC	(5)(11)	Common					—	6	6	—
Integrity Marketing Group, LLC	(5)(11)	Preferred					147	181	180	0.06
LEP McLarens Co-Invest, L.P.	(5)(11)	LP Units					40	132	153	0.05
LEP Pequod Holdings LP	(5)(11)	Common					—	226	298	0.10
OHCP V GA COI, L.P.	(5)(11)	Preferred			14.00% (Incl. 12.00% PIK)		98	119	127	0.04
OHCP V GA COI, L.P.	(5)(11)	Common					11	13	14	—
								1,470	1,584	0.52
Internet Software & Services
Winterfell Co-Invest SCSp	(5)(11)	Common					445	673	672	0.23
								673	672	0.23
IT Services
OEC Holdco, LLC	(5)(11)	Preferred			11.00% PIK		2	1,909	1,900	0.63
OEC Holdco, LLC	(5)(11)	Common					—	321	400	0.13
								2,230	2,300	0.76
Professional Services
Elevator Holdco, Inc.	(5)(11)	Common					—	453	397	0.13
TVG-KUSRP Holdings, LP	(5)(11)	Preferred					—	285	258	0.09
								738	655	0.22
Software
North Star Acquisition Aggregator, L.P.	(5)(11)	Common					336	362	400	0.13
								362	400	0.13
Trading Companies and Distributors
Graffiti Parent, LP	(5)(11)	Common					2	522	344	0.11
Kele Holdings, Inc.	(5)(11)	Common					—	187	195	0.06
								709	539	0.17
Total Equity Investments								13,603	13,581	4.5
Total Investments - non-controlled/non-affiliated								479,312	479,854	159.13%

Cash and Cash Equivalents
Cash and Cash Equivalents								20,715	20,715	6.87
Total Cash and Cash Equivalents								20,715	20,715	6.87
Total Portfolio Investments, Cash and Cash Equivalents								$500,027	$500,569	166.00%

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2024

(in thousands)

1.
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount is presented for debt investments and the number of shares or units owned is presented for equity investments.
2.
The majority of the investments bear interest at a rate that may be determined by reference to the Prime Rate (“Prime” or “P”) or Secured Overnight Financing Rate ("SOFR" or "S"), which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over Prime and SOFR and the current contractual interest rate in effect on March 31, 2024. Certain investments are subject to a Prime or SOFR interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
3.
Investments with par value / shares less than 500 shown as zero.
4.
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
5.
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by the Adviser as the Company’s valuation designee, subject to the oversight of the Board of Trustees (the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
6.
The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2024, non-qualifying assets represented 1.74% of total assets as calculated in accordance with regulatory requirements.
7.
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See the following page for more information on the Company’s unfunded commitments.
8.
These investments are pledged as collateral under the SG Facility.
9.
The Company invests in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC in the form of shareholder notes and common units.
10.
The Company invests in this portfolio company through underlying blocker entities Holocene Topco LP and Holocene Topco II LP.
11.
Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2024, the aggregate fair value of these securities is $13,581 or 4.50% of the Company’s net assets. The acquisition date of the restricted securities was January 19, 2024.
12.
The Company holds less than 500 shares of these investments, as such respective par value / shares are shown as zero.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2024

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
AB Centers Acquisition Corp.	Revolver	9/6/2028	$131	$—
Acentra Holdings, LLC	Revolver	12/17/2029	75	—
ACI Group Holdings, Inc.	Delayed Draw Term Loan	8/2/2024	402	(5)
ACI Group Holdings, Inc.	Revolver	8/2/2027	254	(3)
AMBA Buyer, Inc.	Revolver	7/30/2027	76	(1)
Amerilife Holdings LLC	Revolver	8/31/2028	595	(1)
Apex Service Partners, LLC	Delayed Draw Term Loan	10/24/2025	513	(8)
Apex Service Partners, LLC	Revolver	10/24/2029	234	(1)
Ares Holdings, LLC	Revolver	11/18/2026	65	(1)
Arrow Management Acquisition, LLC	Delayed Draw Term Loan	11/28/2025	3	—
AVG Intermediate Holdings LLC	Revolver	3/16/2027	166	—
AWP Group Holdings, Inc.	Delayed Draw Term Loan	8/1/2025	203	—
AWP Group Holdings, Inc.	Revolver	12/24/2029	34	—
Banker's Toolbox, Inc.	Revolver	7/27/2027	392	—
Beyond Risk Parent Holdings, Inc.	Delayed Draw Term Loan	10/9/2024	101	(1)
Blackbird Purchaser, Inc.	Delayed Draw Term Loan	12/19/2025	743	—
Blackbird Purchaser, Inc.	Revolver	12/19/2029	545	—
Blackhawk Industrial Distribution, Inc.	Revolver	9/17/2025	77	—
Blades Buyer, Inc.	Revolver	3/28/2028	111	(2)
Bluecat Networks (USA) Inc.	Delayed Draw Term Loan	8/8/2024	28	—
Cardiology Management Holdings, LLC	Delayed Draw Term Loan	1/31/2025	69	—
Cerity Partners Equity Holding LLC	Revolver	7/28/2028	188	—
CFGI Holdings, LLC	Revolver	11/2/2027	191	(2)
Cherry Bekaert Advisory LLC	Revolver	6/30/2028	158	(3)
Cold Chain Technologies, LLC	Revolver	8/2/2025	197	—
Crisis Prevention Institute, Inc.	Revolver	12/23/2025	540	—
DS Admiral Bidco, LLC	Revolver	3/16/2026	218	(9)
Dynatect Group Holdings, Inc.	Revolver	6/30/2026	1,236	(6)
Edgeco Buyer, Inc.	Delayed Draw Term Loan	4/1/2025	7	—
EDPO, LLC	Delayed Draw Term Loan	5/2/2025	131	(1)
EDPO, LLC	Revolver	12/8/2026	57	—
Emmes Blocker, Inc.	Delayed Draw Term Loan	7/8/2024	27	—
ENT MSO, LLC	Delayed Draw Term Loan	5/25/2024	3	—
Enverus Holdings, Inc.	Delayed Draw Term Loan	12/22/2025	116	—
Enverus Holdings, Inc.	Revolver	12/24/2029	174	—
FL Hawk Intermediate Holdings, Inc.	Revolver	2/22/2027	1,189	—
Foreside Financial Group, LLC	Revolver	9/30/2027	712	(9)
GSV Holding, LLC	Delayed Draw Term Loan	7/15/2024	8	—
Harvey Tool Company, LLC	Revolver	10/26/2027	414	(5)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2024

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Unfunded Commitments (continued)
Heights Buyer, LLC	Delayed Draw Term Loan	8/26/2024	$620	$—
Heights Buyer, LLC	Revolver	8/25/2028	465	—
Hercules Borrower LLC	Revolver	12/15/2026	329	—
ImageFirst Holdings, LLC	Revolver	4/27/2028	2,093	—
Imagine 360 LLC	Revolver	9/30/2026	9	—
IMO Investor Holdings, Inc.	Delayed Draw Term Loan	5/12/2024	28	—
Innovetive Petcare, LLC	Delayed Draw Term Loan	7/20/2024	8	—
Integrated Power Services Holdings, Inc.	Revolver	11/22/2027	468	(3)
Integrity Marketing Acquisition, LLC	Revolver	8/27/2026	122	—
JHCC Holdings LLC	Revolver	9/9/2026	149	(3)
Kele Holdco, Inc.	Revolver	2/20/2026	110	(1)
Kipu Buyer, LLC	Revolver	1/27/2026	365	(5)
Klick, Inc.	Revolver	3/31/2026	813	(6)
KPA Parent Holdings, Inc.	Revolver	7/17/2026	403	(2)
Kriv Acquisition Inc.	Delayed Draw Term Loan	7/7/2025	341	—
Kriv Acquisition Inc.	Revolver	7/6/2029	377	—
KWOR Acquisition, Inc.	Delayed Draw Term Loan	6/23/2024	699	(17)
KWOR Acquisition, Inc.	Revolver	12/22/2027	68	(2)
Lightbeam Bidco Inc.	Revolver	5/4/2029	413	—
Litera Bidco LLC	Revolver	5/31/2025	252	(4)
MEI Buyer LLC	Delayed Draw Term Loan	6/30/2025	681	—
MercuryGate International, Inc.	Revolver	8/21/2026	537	(5)
Merlin Buyer, Inc.	Revolver	12/14/2026	598	(18)
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	60	—
Minotaur Acquisition, Inc.	Revolver	3/27/2026	482	(15)
New ILC Dover, Inc.	Revolver	2/2/2026	34	(1)
NJEye LLC	Revolver	3/14/2025	184	—
North Star Acquisitionco, LLC	Delayed Draw Term Loan	5/4/2025	374	—
North Star Acquisitionco, LLC	Revolver	5/3/2029	521	—
OEConnection LLC	Revolver	9/25/2025	3,262	(33)
Orsini Pharmaceutical Services, LLC	Revolver	5/2/2028	297	(3)
Paint Intermediate III, LLC	Revolver	10/7/2027	668	(3)
Pareto Health Intermediate Holdings, Inc.	Revolver	6/1/2029	163	—
Pathstone Family Office LLC	Delayed Draw Term Loan	5/15/2025	285	(2)
Pathstone Family Office LLC	Revolver	5/15/2028	57	—
Prism Parent Co. Inc.	Delayed Draw Term Loan	9/19/2024	1,008	—
Propio LS, LLC	Delayed Draw Term Loan	7/18/2025	250	(3)
PS Intermediate Holdco II, LLC	Revolver	4/25/2025	159	—
Quality Automotive Services, LLC	Revolver	7/16/2027	130	(1)
R&T Acquisitions, LLC	Delayed Draw Term Loan	9/1/2025	771	(6)
RWA Wealth Partners, LLC	Delayed Draw Term Loan	9/1/2024	146	—
Sako and Partners Lower Holdings LLC	Revolver	9/15/2028	317	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2024

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Unfunded Commitments (continued)
SCP Eye Care Holdco, LLC	Delayed Draw Term Loan	10/7/2024	$91	$(1)
Smile Doctors LLC	Delayed Draw Term Loan	3/9/2025	176	—
Southpaw AP Buyer, LLC	Revolver	3/2/2026	490	(5)
Spirit RR Holdings, Inc.	Revolver	9/13/2028	439	(1)
STCH Acquisition Inc.	Revolver	10/30/2026	251	(1)
TPC Engineering Holdings, Inc.	Revolver	2/16/2027	1,565	—
Trimech Acquisition Corp.	Revolver	3/10/2028	108	—
Turningpoint Healthcare Solutions, LLC	Revolver	7/14/2027	257	(1)
Ultimate Baked Goods Midco LLC	Revolver	8/13/2027	373	(2)
USRP Holdings, Inc.	Revolver	7/23/2027	184	—
Vensure Employer Services	Delayed Draw Term Loan	6/15/2025	178	—
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	11/18/2025	4,072	(10)
VPP Intermediate Holdings, LLC	Delayed Draw Term Loan	2/7/2025	1,449	(14)
VPP Intermediate Holdings, LLC	Revolver	12/1/2027	223	(2)
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	5/2/2024	52	—
Wealth Enhancement Group, LLC	Revolver	10/4/2027	105	(1)
World Insurance Associates, LLC	Revolver	4/3/2028	212	(1)
WRE Holding Corp.	Revolver	1/3/2025	189	(2)
WST USA Holdco, Inc.	Delayed Draw Term Loan	12/30/2025	1,583	(8)
YLG Holdings, Inc.	Delayed Draw Term Loan	12/31/2024	520	—
YLG Holdings, Inc.	Revolver	10/31/2025	399	(1)
Total Unfunded Commitments			$42,415	$(241)

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share/per share data, percentages and as otherwise noted)

Note 1. Business and Organization

Antares Strategic Credit Fund (the “Company”) is a Delaware statutory trust formed on August 31, 2023 and commenced investment operations on January 19, 2024. The Company was organized to invest primarily in a portfolio of private credit investments structured as portfolio loans to United States (“U.S.”) borrowers. A “portfolio loan” is a senior secured loan, which may be first lien, second lien or unitranche loans, consisting of term loans and/or related delayed draw term loans and/or revolving loans, and each tranche of a senior secured loan acquired by the Company is referred to as a portfolio loan. The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company is externally managed by Antares Capital Credit Advisers LLC (the “Adviser”). The Adviser is a registered investment adviser with the U.S. Securities and Exchange Commission (the “SEC”).

The Company is a private, perpetual-life BDC, whose common shares are not listed for trading on a stock exchange or other securities market. The Company, as a perpetual-life BDC, is an investment vehicle with indefinite duration.

The Company’s investment objectives are to provide risk-adjusted returns and current income to shareholders by investing primarily in loans to U.S. borrowers. While the Company’s investment strategy primarily focuses on companies in the U.S., the Company intends to also invest in companies in Canada, Europe and other locations outside the U.S, subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies". The Company may also invest in preferred equity, or debt investments that may be accompanied by equity-related securities (such as options or warrants) and/or select common equity investments.

The Company’s investment strategy also includes a smaller allocation to more liquid credit investments such as broadly syndicated loans and corporate bonds, which may be used primarily to maintain liquidity for the Company’s share repurchase program and manage cash before investing subscription proceeds into originated loans, while also seeking attractive investment returns. The Company may also invest in publicly traded securities of larger corporate issuers on an opportunistic basis when market conditions create compelling potential return opportunities subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies.”

The Company offers its common shares of beneficial interest (the “Common Shares”) on a continuous basis via a private placement. Within the United States, the Common Shares are being offered solely to investors that are “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “1933 Act”). Outside of the United States, the Common Shares are being sold in accordance with Regulation S of the Securities Act.

The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies. As of March 31, 2024, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and included: Antares Strategic Credit SPV LLC (“A-Star SPV”) and A-Star Equity Holdings LLC (“A-Star Equity,” and collectively with A-Star SPV, the “Subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.

Note 2. Significant Accounting Policies

Basis of Presentation

Interim consolidated financial statements and related financial information have been prepared in accordance with U.S. GAAP and pursuant to the requirements for reporting on form 10-Q and Articles 6 of 10 of Regulation S-X. The Company is considered an Investment Company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 946 and pursuant to Regulation S-X. The current period's results of operations will not necessarily be indicative of results that ultimately be achieved for the year ended December 31, 2024.

Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the wholly owned subsidiaries in the consolidated financial statements. All intercompany balances have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future economic and market conditions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Although the Company’s estimates contemplate current conditions and how they expect them to change in the future, it is reasonably possible that actual results could differ from those estimates and such difference could be material.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.

Organization and Offering Expenses

Organization costs include costs relating to the formation and organization of the Company. Such costs are expensed as incurred. For the three months ended March 31, 2024, the Company incurred $51 in organization costs. These amounts are included in due to affiliates on the Consolidated Statements of Assets and Liabilities as of March 31, 2024.

Costs associated with the Company’s offering of Common Shares are capitalized and included as deferred offering costs on the Consolidated Statements of Assets and Liabilities and will be amortized over a twelve-month period beginning on the date which the Company first accepts capital contribution from unaffiliated shareholders in the Private Offering. As of March 31, 2024, the Company incurred $224 of offering costs.

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

Valuation of Investments

The Company is required to report its investments for which current market values are not readily available at fair value. The Company values its investments in accordance with ASC 820, Fair Value Measurement, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.

Investments for which market quotations are readily available are typically valued at those market quotations. The Company utilizes mid-market pricing (i.e., mid-point of average bid and ask prices) to value these investments. The Adviser obtains these market quotations from independent pricing services, if available; otherwise from at least two principal market makers or primary market dealers. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser performs, from time to time, price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment.

Where prices or inputs are not available, or, in the judgment of the Adviser, not reliable, valuation approaches based on the facts and circumstances of the particular investment are utilized. Securities that are not publicly traded or for which market prices are not readily available, as the case for a substantial portion of the Company's investments, are valued at fair value as determined in good faith by the Adviser as the Company's valuation designee under Rule 2a-5 under the 1940 Act, pursuant to the Company's valuation policy, and under the oversight of the Board of Trustees (the "Board"), based on, among other things, the input of the Company's management and the audit committee. In addition, the Adviser has retained independent valuation firms to review the valuation of each investment for which a market quotation is not available at least once during each 12-month period. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.

With respect to investments for which market quotations are not readily available, the Adviser undertakes a multi-step valuation process each quarter, among other procedures, as described below:

•
The valuation process begins with each investment being preliminarily reviewed by the Adviser’s valuation team in consultation with the Adviser’s investment professionals responsible for each portfolio investment;
•
At least once annually the valuation for each investment, subject to a de minimis threshold, is reviewed by an independent valuation firm. The independent valuation firms provide a final range of values on such investments to the Adviser. The independent valuation firms also provide analyses to support their valuation methodology and calculations;
•
The Adviser’s valuation committee with respect to the Company (the "Valuation Committee") reviews each valuation recommendation to confirm they have been calculated in accordance with the valuation policy and compares such valuations to the independent valuation firms’ valuation ranges to ensure the Adviser’s valuations are reasonable;
•
The Adviser's Valuation Committee then determines fair value marks for each of the Company's portfolio investments; and
•
The Board and audit committee of the Company periodically review the valuation process and provide oversight in accordance with the requirements of Rule 2a-5 under the 1940 Act.

As part of the valuation process, the Company takes into account relevant factors in determining the fair value of the Company's investments for which reliable market quotations are not readily available, many of which are loans, including and in combination, as relevant, any of: (i) the estimated enterprise value of a Portfolio Company, generally based on an analysis of discounted cash flows, publicly traded comparable companies and comparable transactions, (ii) the nature and realizable value of any collateral, (iii) the Portfolio Company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the Portfolio Company does business, and (v) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Adviser considers whether the pricing indicated by the external event corroborates its valuation.

The Company's accounting policy on the fair value of the investments is critical because the determination of fair value involves subjective judgments and estimates. Accordingly, the notes to the Company's consolidated financial statements express the uncertainty with respect to the possible effect of these valuations, and any change in these valuations, on the consolidated financial statements.

Revenue Recognition

The Company generates revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from the equity investments in portfolio companies. The senior and subordinated debt investments bear interest at a fixed or floating rate. Interest on debt investments is generally payable quarterly or semiannually. In some cases, some of the investments provide for deferred interest payments or PIK interest. The principal amount of the debt investments and any accrued but unpaid PIK interest generally become due at the maturity date. In addition, the Company generates revenue from various fees in the ordinary course of business such as in the form of structuring, consent, waiver, amendment, syndication and other miscellaneous fees. Original issue discounts and market discounts or premiums are capitalized, and the Company accretes or amortizes such amounts as interest income. The Company records prepayment premiums on loans and debt investments as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that the Company collects such amounts.

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the debt investments using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt investment, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income, in the current period.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

PIK Income

The Company may have loans in its portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income on the Consolidated Statement of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain the Company's status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash.

Fee Income

The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These expenses are deferred and amortized into interest expense over the life of the related debt instrument using the straight-line method. Deferred financing costs related to the revolving credit facility are presented as an offset against the debt outstanding on the Consolidated Statements of Assets and Liabilities.

Income Taxes

The Company intends to elect to be treated, and intends to qualify each taxable year thereafter, as a RIC under the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s shareholders and would not be reflected in the consolidated financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more- likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of the sum of (i) its “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax-exempt income.

In addition, pursuant to the excise tax distribution requirements, the Company will be subject to a 4% non-deductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed.

Distributions

To the extent that the Company has taxable income available, the Company intends to make quarterly distributions to its shareholders. Distributions to shareholders are recorded on the record date. All distributions will be paid at the discretion of the Board and will depend on the Company's earnings, financial condition, maintenance of the Company's tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time.

Distributions to shareholders by the Company of ordinary income (including “market discount” realized by the Company on the sale of debt securities), and of net short-term capital gains, if any, realized by the Company are generally taxable to U.S. shareholders as ordinary income to the extent such distributions are paid out of the Company's current or accumulated earnings and profits. Distributions, if any, of net capital gains properly reported as “capital gain dividends” will be taxable as long-term capital gains, regardless of the length of time the shareholder has owned the Company's shares. A distribution of an amount in excess of the Company's current and accumulated earnings and profits (as determined for U.S. federal income tax purposes) will be treated by a shareholder as a return of capital which will be applied against and reduce the shareholder’s basis in his or her shares. To the extent that the amount of any such distribution exceeds the shareholder’s basis in his or her shares, the excess will be treated by the shareholder as gain from a sale or exchange of the shares. Distributions paid by the Company generally will not be eligible for the dividends received deduction allowed to corporations or for the reduced rates applicable to certain qualified dividend income received by non-corporate shareholders.

Distributions will be treated in the manner described above regardless of whether such distributions are paid in cash or invested in additional shares pursuant to the distribution reinvestment plan. Shareholders receiving distributions in the form of additional shares will generally be treated as receiving a distribution in the amount of the fair market value of the distributed shares. The additional shares received by a shareholder pursuant to the distribution reinvestment plan will have a new holding period commencing on the day following the day on which the shares were credited to the shareholder’s account.

The Company may elect to retain its net capital gain or a portion thereof for investment and be taxed at corporate rates on the amount retained. In such case, it may designate the retained amount as undistributed capital gains in a notice to its shareholders, who will be treated as if each received a distribution of its pro rata share of such gain, with the result that each shareholder will (i) be required to report its pro rata share of such gain on its tax return as long-term capital gain, (ii) receive a refundable tax credit for its pro rata share of tax paid by the Company on the gain and (iii) increase the tax basis for its shares by an amount equal to the deemed distribution less the tax credit.

Recent Accounting Pronouncements

Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement

On December 18, 2023, the Board approved an investment advisory agreement with the Adviser (“Investment Advisory Agreement”), pursuant to which the Adviser manages the Company on a day-to-day basis. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for determining the composition of the Company’s portfolio, identifying investment opportunities and making investment decisions, monitoring investments, performing due diligence on prospective portfolio companies, and negotiating, obtaining and managing financing facilities and other forms of leverage.

The Company pays the Adviser fees for its services under the Investment Advisory Agreement. The fees consist of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee are ultimately borne by the Company’s shareholders.

Management fee

The base management fee is payable quarterly in arrears at an annual rate of 1.25% of the average of the Company’s net asset value as of the beginning of the prior quarter and the beginning of the then current quarter. For the three months ended March 31, 2024, the Company incurred less than $1 in management fees and elected to waive these fees together with the incentive fees resulting in zero management fees for the period.

Incentive fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of income and a portion is based on a percentage of capital gains, each described below.

Investment income incentive fee

The investment income based incentive fee is based on “Pre-Incentive Fee Net Investment Income Returns” meaning dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fees, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate in its capacity as an administrative agent, syndication agent, collateral agent, loan servicer or other similar capacity) accrued during the month, minus operating expenses for the month (including the Management Fee, taxes, any expenses payable under the Investment Advisory Agreement and Administration Agreement (as defined below), any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred shares, but excluding the Incentive Fee and shareholder servicing and /or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that has not yet been received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of net assets at the end of the preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized). The Company pays an incentive fee quarterly as follows:

•
Investment Income Incentive Fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which the Pre-Incentive Fee Net Investment Income Returns does not exceed the hurdle rate of 1.25% per quarter (5.0% annualized).
•
100% of the dollar amount of the Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% (5.72% annualized).
•
12.5% of the dollar amount of the Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.43% (5.72% annualized).

Capital gains incentive fee

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable is equal to 12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fee as calculated in accordance with U.S. GAAP. U.S. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory agreement. Such accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then U.S. GAAP requires the Company to record a capital gains incentive fee equal to 12.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under U.S. GAAP in all prior periods.

For purposes of computing the Company’s investment income incentive fee and capital gains incentive fee, the calculation methodology looks through derivative financial instruments or swaps as if the Company owned the reference assets directly. The fees that are payable under the Investment Advisory Agreement for any partial period are appropriately prorated.

The Adviser has agreed to waive its management fee and incentive fee for the first six months following the date on which unaffiliated investors first purchase the Common Shares. For the three months ended March 31, 2024, the Company incurred income based incentive fees of $918, and capital gains incentive fees of $67. As of March 31, 2024, the Adviser agreed to waive $985 in total incentive fees, resulting in zero incentive fees payable.

Licensing Agreement

As part of the Investment Advisory Agreement, the Adviser, on behalf of Antares Holdings LLC, agreed to grant the Company a fully paid- up, royalty-free, non-exclusive, non-transferable license to use “Antares” for specified purposes in the Company’s business, during the term of the Investment Advisory Agreement. Other than with respect to this limited license, the Company will have no legal right to the “Antares” name.

Administration Agreement

On December 18, 2023, the Board approved the administration agreement (the “Administration Agreement”) with Antares Capital Credit Advisers LLC (in such role, the “Administrator”). Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of net asset value, compliance monitoring (including diligence and oversight of the Company’s other service providers), preparing reports to shareholders and reports filed with the SEC, preparing materials and coordinating meetings of the Company’s Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services.

The Company reimburses the Administrator for its costs, expenses and allocable portion of overhead (including compensation of personnel performing administrative duties) in connection with the services performed for the Company pursuant to the terms of the Administration Agreement. For the three months ended March 31, 2024, the Company incurred administrative fees of $108.

Sub-administration Agreement

In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company reimburses the Administrator for any services performed for the Company by such affiliate or third party.

The Administrator hired U.S. Bancorp Fund Services, LLC to assist with sub-administration and fund accounting services.

Expense Support Agreement

On December 18, 2023, the Board approved an expense support and conditional reimbursement agreement (the “Expense Support Agreement”). Under the terms of the Expense Support Agreement, the Adviser is obligated to pay the Company’s total organization and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses of the Company on the Company’s behalf such that these operating expenses of the Company do not exceed 1.00% (on annualized basis) of the Company’s net asset value. Additionally, the Adviser may elect to pay certain additional expenses of the Company on the Company’s behalf. To the extent the Company’s net asset value increases, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 1.00% of the Company’s net asset value and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement.

For the three months ended March 31, 2024, the Adviser provided no expense support pursuant to the Waiver Letter Agreement. The Company’s obligation to make a reimbursement payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

Note 4. Investments

The composition of the Company's investment portfolio at amortized cost and fair value was as follows:

	March 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$464,499	$465,115	96.93%
Unsecured Debt	1,210	1,158	0.24
Equity Investments	13,603	13,581	2.83
Total investments	$479,312	$479,854	100.00%

The industry composition of investments at fair value was as follows:

March 31, 2024
Air Freight and Logistics	1.01%
Auto Components	3.03
Building Products	0.86
Capital Markets	2.40
Chemicals	0.82
Commercial Services and Supplies	8.53
Construction & Engineering	1.23
Construction Materials	0.71
Containers and Packaging	1.39
Distributors	2.21
Diversified Consumer Services	9.06
Diversified Financial Services	7.89
Electrical Equipment	1.38
Electronic Equipment, Instruments and Components	1.23
Energy Equipment and Services	1.23
Food Products	2.24
Health Care Technology	1.04
Healthcare Equipment and Supplies	2.83
Healthcare Providers and Services	11.53
Hotels, Restaurants and Leisure	0.93
Household Products	0.05
Industrial Conglomerates	0.95
Insurance	11.07
Internet Software & Services	1.49
IT Services	1.14
Life Sciences Tools & Services	0.10
Machinery	1.16
Media	1.53
Oil, Gas and Consumable Fuels	1.05
Pharmaceuticals	0.10
Professional Services	4.91
Real Estate Management and Development	0.97
Road and Rail	0.05
Software	11.16
Specialty Retail	0.16
Technology Hardware, Storage and Peripherals	0.68
Trading Companies and Distributors	1.73
Water Utilities	0.05
Wireless Telecommunication Services	0.10
100.00%

The geographic composition of investments at amortized cost and fair value was as follows:

	March 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$470,912	$471,487	98.26%	156.36%
Canada	5,787	5,774	1.20	1.91
Luxembourg	2,613	2,593	0.54	0.86
Total	$479,312	$479,854	100.00%	159.13%

As of March 31, 2024 there were zero portfolio companies on non-accrual status.

Note 5. Fair Value Measurements

The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the overall fair value measurement. The Adviser’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Company evaluates the source of the inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value.

Investments whose values are based on the listed closing price quoted on the securities’ principal exchange are classified within Level 1 and include active listed equities. The Adviser does not adjust the quoted price for such instruments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:

Level 1 – quoted prices (unadjusted) in active markets for identical assets or liabilities that the Adviser has the ability to access at the measurement date.

Level 2 – inputs other than quoted prices included in Level 1 that are observable for the assets or liabilities, either directly or indirectly. Level 2 inputs include: quoted market prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following tables present the fair value hierarchy of financial instruments, as of March 31, 2024 according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Secured Debt	$—	$—	$465,115	$465,115
Unsecured Debt	—	—	1,158	1,158
Equity Investments	—	—	13,581	13,581
Total Portfolio Investments	$—	$—	$479,854	$479,854

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2024:

	Three Months Ended March 31, 2024
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—	$—
Purchase of investments (including received in-kind)	481,778	1,208	13,603	496,589
Proceeds from principal repayments and sales of investments	(17,709)	—	—	(17,709)
Amortization of premium/accretion of discount, net	437	1	—	438
Net realized gain (loss) on investments	(6)	—	—	(6)
Net change in unrealized appreciation (depreciation) on investments	615	(51)	(22)	542
Fair value, end of period	$465,115	$1,158	$13,581	$479,854
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at March 31, 2024	$615	$(51)	$(22)	$542

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2024
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Secured Debt	$433,208	Market yield analysis	Market yield discount rates	8.29%	14.06%	10.44%
	10,458	Market quotation	Quote	94.63	100.69	99.93
	21,449	Recent transaction	Transaction price	98.99	100.05	99.33
	465,115

Unsecured Debt	1,158	Market yield analysis	Market yield discount rates	14.94%	19.65%	16.88%

Equity Investments	10,710	Comparable company analysis	EBITDA multiples	9.0x	31.5x	16.9x
	2,871	Market yield analysis	Market yield discount rates	10.51%	14.04%	12.97%
	13,581
Total	$479,854
(1)
As of March 31, 2024, included within the fair value of Level 3 assets of $479,854 is an amount of $31,907 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices).
(2)
Weighted averages are calculated based on fair value of investments.

The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields. The significant unobservable inputs used in the income approach are the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment. Significant increases in discount rates would result in a significantly lower fair value measurement. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease in the fair value.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. As of March 31, 2024, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2024, the Company’s asset coverage was 253.07%.

SPV Facility

On January 19, 2024, A-Star SPV and the Company, as equity holder and servicer, entered into a loan facility for revolving and term loans pursuant to a Loan and Servicing Agreement (the “SG Facility”), with the lenders from time to time party thereto, Société Générale, as agent (the “Agent”), U.S. Bank Trust Company, National Association, as collateral agent (“Collateral Agent”) and collateral administrator, and U.S. Bank National Association, as document custodian.

Loans under the SG Facility initially bear interest at (i) a per annum rate equal to Term SOFR plus an additional margin calculated as a percentage of the aggregate principal balance of the underlying collateral obligations (the “Margin”) for Loans denominated in U.S. Dollars, (ii) EURIBOR plus the Margin for loans denominated in Euros, (iii) Daily Compounded Canadian Overnight Repo Rate Average plus the Margin for loans denominated in Canadian Dollars, and (iv) Daily Simple SONIA plus the Margin for loans denominated in Great British Pounds. The Margin is equal 1.90% with respect to the portion of the SG Facility used to finance acquisitions of broadly-syndicated loans (subject to a maximum of 20%) and 2.40% with respect to the portion of the SG Facility used to finance acquisitions of middle-market loans, subject to a step-up of 2.00% following the occurrence of an event of default.

The initial maximum principal amount under the SG Facility is $450.0 million and the SG Facility includes an accordion provision to permit increases to the total facility amount up to a maximum of $1.0 billion, subject in each case to the satisfaction of certain conditions, and, for any increases above $750.0 million, consent of the Agent and the Lenders. Proceeds from loans made under the SG Facility may be used for A-Star SPV's general corporate purposes, to fund collateral obligations acquired by A-Star SPV, to pay certain fees and expenses and to make distributions to the Company, subject to certain conditions set forth in the SG Facility. Revolving loans borrowed under the SG Facility may be repaid and reborrowed until the end of the Revolving Period, which can occur no later than January 19, 2027 (unless extended), and all amounts outstanding under the SG Facility must be repaid by January 19, 2029.

Debt outstanding

The Company’s outstanding debt obligations were as follows:

	March 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Amount Available (3)
SG Facility	$450,000	$197,000	$197,000	$253,000	$126,307
Total	$450,000	$197,000	$197,000	$253,000	$126,307
(1)
The carrying value of the Company's debt obligations is used as an approximate to fair value.
(2)
The unused portion is the amount upon which commitment fees, if any, are based.
(3)
The amount available reflects any limitations related to the SG Facility’s borrowing base.

Interest expense

The components of interest expense were as follows:

Three Months Ended March 31, 2024
Stated interest expense	$2,514
Facility unused fees	293
Amortization of financing and debt issuance costs	144
Total interest expense	$2,951
Cash paid for interest expense	$—

Weighted average interest rate (excluding amortization and unused fees)

As of March 31, 2024, $2,514 of interest expense and $293 of unused commitment fees were included in interest payable. For the three months ended March 31, 2024 the weighted average interest rate on all borrowings outstanding was 7.72% (including unused fees and amortization of deferred financing and debt issuance costs) and the average principal debt outstanding was $197,000.

As of March 31, 2024, the Company was in compliance with all covenants associated with the SG Facility.

Note 7. Commitments and Contingencies

In the normal course of business, the Company may enter into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

Unfunded commitments

The Company’s investment portfolio may contain revolving line of credit or delayed draw commitments, which require the Company to fund when requested by the portfolio companies. As of March 31, 2024, the Company had unfunded investment commitment in the aggregate par amount of $42,415. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.

Off balance sheet risk

Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Assets and Liabilities. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of March 31, 2024, there were no commitments outstanding for derivative contracts.

Legal proceedings

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2024, management is not aware of any material pending legal proceedings.

Note 8. Net Assets

In connection with its formation, the Company has the authority to issue an unlimited number of common shares of beneficial interest at $0.001 per share par value. On September 7, 2023, an affiliate of the Adviser subscribed for 1,000 shares of the Company’s Common Shares of beneficial interest at $25.00 per share. The Company intends to issue Common Shares in the Private Offering on a quarterly basis at an offering price generally equal to the net asset value per Common Share.

On January 19, 2024, the Company issued approximately 12 million shares of the Company's Common Shares of beneficial interest, par value $0.001 per share for an aggregate offering price of approximately $300.0 million. The sale of Common Shares was made pursuant to the subscription agreement (the “Subscription Agreement”) entered into with the relevant investor. Antares contributed approximately $300.0 million of assets in exchange for 12 million Common Shares issued at $25 per Common Share. In addition, the Company purchased approximately $241.6 million of investment commitments from affiliates of Antares. All of the contributed and purchased assets were originated by affiliates of the Adviser within the past 5 years.

The issuance of Common Shares is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company relied, in part, upon representations from the relevant investor in the Subscription Agreement that the investor is an “accredited investor” as defined in Regulation D under the Securities Act.

Share Repurchase Program

The Company will commence a share repurchase program, one year following the date on which unaffiliated investors first purchase the Common Shares, in which the Company intends to repurchase, semi-annually, up to 7.5% of the Common Shares outstanding (either by number of Common Shares or aggregate net asset value) as of the close of the previous semi-annual period. The Company’s Board of Trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of the Company and the best interest of the Company’s shareholders. As a result, share repurchases may not be available each semi-annual period. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the Company’s share repurchase program, to the extent the Company offers to repurchase shares in any particular period, the Company expects to repurchase shares pursuant to tender offers using a purchase price equal to the net asset value per share as of the last calendar day of the applicable semi-annual period.

Distributions

The Company authorizes and declares distribution amounts per share of common shares of beneficial interest payable quarterly in arrears. The record date for each distribution was the last calendar date of each quarter. The following table presents distributions that were declared during the three months ended March 31, 2024:

Declaration Date	Payment Date	Distribution Per Share	Distribution Amount
March 29, 2024	April 30, 2024	$0.53	$6,361
Total		$0.53	$6,361

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan, pursuant to which the Company will reinvest all cash distributions declared on behalf of the Company's shareholders who do not elect to receive their distributions in cash as provided below. As a result, if the Company declares, a cash distribution, then shareholders who have not opted out of the Company's distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

Note 9. Financial Highlights

The following are the financial highlights for the three months ended March 31, 2024:

Three Months Ended March 31, 2024 (1)
Per Share Data: (2) (3)
Net assets, beginning of period	$25.00
Net investment income	0.61
Net realized gain (loss)	—
Net change in unrealized appreciation (depreciation)	0.05
Net increase in net assets resulting from operations	0.66
Distributions declared	(0.53)
Total increase (decrease) in net assets	0.13
Net assets, end of period	$25.13
Shares outstanding, end of period	12,001,000
Total return based on net asset value (4)	2.64%
Ratios: (5)
Expenses to average net assets gross of fee waivers	7.31%
Net expenses to average net assets net of fee waivers	5.79%
Net investment income to average net assets	11.94%
Portfolio turnover rate (6)	7.38%
Supplemental Data:
Net assets, end of period	$301,543
Asset coverage ratio (7)	253.07%

(1)
The Company commenced operations on January 19, 2024. Rates are based on the period of January 19, 2024 through March 31, 2024.
(2)
The per share data was derived by using the weighted average shares outstanding during the period.
(3)
The per share data was derived using the actual shares outstanding at the date of the relevant transaction (See Note 8).
(4)
Total return (not annualized) is calculated as the change in net assets per share during the period, plus distributions per share (assuming distributions are reinvested in accordance with the Company's distribution reinvestment plan), divided by the net assets per share at the beginning of the period.
(5)
Amounts are annualized except for non-recurring income and expenses (other income, organization and offering expenses and incentive fees on capital gains).
(6)
Portfolio turnover rate is calculated using the lesser of the year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the period reported.
(7)
In accordance with the 1940 Act, with certain, limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.

Note 10. Subsequent Events

The Company’s management evaluated subsequent events through the date of May 10, 2024, the date that the consolidated financial statements were available to be issued.

On April 1, 2024, the Company sold and issued 9,595,404 Common Shares and an affiliate of the Company sold 12,001,000 Common Shares for an aggregate consideration of approximately $542,700 at a price of $25.13 per Common Share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(in thousands, except share/per share data, percentages and as otherwise noted)

Overview

We are a Delaware statutory trust formed on August 31, 2023 and a non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. We also intend to elect to be treated, and intend to comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code. We are a private, perpetual-life BDC, which is a BDC whose common shares are not listed for trading on a stock exchange or other securities market. The Company uses the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration whose common shares are intended to be sold by the Company quarterly on a continuous basis at a price generally equal to the Company's NAV per Common Share.

Our investment objective is to provide risk-adjusted returns and current income to shareholders by investing primarily in loans to U.S. borrowers.

Our investment strategy focuses primarily on Portfolio Loans to U.S. borrowers. A “Portfolio Loan” is a senior secured loan, which may be first lien, second lien or unitranche loan, consisting of term loans and/or related delayed draw term loans and/or revolving loans, and each tranche of a senior secured loan acquired by the Company is referred to as a Portfolio Loan. The Company is expected to acquire Portfolio Loans that have been sourced and underwritten by Antares Parties or by other loan originators that can include, among others, joint ventures in which one or more Antares Parties have interests. Unitranche loans represent a hybrid loan structure that combines senior debt and subordinated debt into one loan.

While our investment strategy primarily focuses on companies in the U.S., we also intend to leverage Antares’ global presence to invest in companies in Canada, Europe and other locations outside the U.S., subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies.” We may also invest in preferred equity, or our debt investments may be accompanied by equity-related securities (such as options or warrants) and/or select common equity investments.

Our investment strategy also includes a smaller allocation to more liquid credit investments such as broadly syndicated loans and corporate bonds. We may use these investments to maintain liquidity for our share repurchase program and manage cash before investing subscription proceeds into originated loans, while also seeking attractive investment returns. We may also invest in publicly traded securities of larger corporate issuers on an opportunistic basis when market conditions create compelling potential return opportunities, subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies.”

To seek to enhance our returns, we intend to employ leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the limitations set forth in the 1940 Act, which currently allows us to borrow up to a 2:1 debt to equity ratio. We intend to use leverage in the form of borrowings, including loans from certain financial institutions and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by the Company.

Revenues

We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally become due at the maturity date. In addition, we may generate revenue from various fees in the ordinary course of business such as in the form of structuring, consent, waiver, amendment, syndication and other miscellaneous fees. Original issue discounts and market discounts or premiums are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses

Except as specifically provided below, all investment professionals and staff of Antares Capital Credit Advisers LLC (the “Adviser”), when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to:

•
investment advisory fees, including management fees and incentive fees, paid to the Adviser pursuant to the Investment Advisory Agreement;
•
the Company's allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company's chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of the Adviser or any of its affiliates; and

•
all other expenses of the Company's operations, administration and transactions (which may be directly incurred by the Company or allocated among the Company and the Adviser’s other clients)

From time to time, the Adviser or its affiliates may pay third-party providers of goods or services. We reimburse the Adviser such affiliates thereof for any such amounts paid on our behalf. From time to time, the Adviser may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses are ultimately borne by our shareholders, unless waived.

Portfolio and Investment Activity

As of March 31, 2024, we had investments in 251 portfolio companies across 40 industries. Based on fair value as of March 31, 2024, approximately 99.76% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors. As of March 31, 2024, our weighted average total yield of debt securities at amortized cost was 10.97%. Weighted average yields excludes the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2024.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

As of and for the three months ended March 31, 2024
Total investments, beginning of period	$—
New investments purchased (including received in kind)	496,589
Net accretion of discount on investments	438
Net realized gain (loss) on investments	(6)
Investments sold or repaid	(17,709)
Total investments, end of period	$479,312

The following table presents certain selected information regarding our investment portfolio:

March 31, 2024
Weighted average yield on debt and income producing investments, at amortized cost (1)	10.97%
Weighted average yield on debt and income producing investments, at fair value (1)	10.97%
Number of portfolio companies	251
Median LTM EBITDA (2)	$71M
Weighted average net senior leverage (3)	4.8x
Weighted average loan-to-value (“LTV”) (4)	32%
Percentage of debt investments bearing a floating rate, at fair value	99.76%
Percentage of debt investments bearing a fixed rate, at fair value	0.24%

(1)
Computed based on the stated interest rate or yield as of March 31, 2024, and weighted based on the total debt investments (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above. Weighted average yield excludes the effect of accretion of discounts and amortization of premiums.
(2)
Includes all private loans with respect to which financial statements have been provided to the Company, including investments for which fair value is determined by the Adviser (with assistance, at least quarterly, from a third-party valuation firm, as applicable and subject to oversight by the Board) and excludes investments with no reported earnings before interest, taxes, depreciation and amortization (“EBITDA”) or where EBITDA, in the Adviser’s judgment, was not a material component of the investment thesis, such as annual recurring revenue loans, or investments with negative EBITDA. EBITDA refers to adjusted EBITDA in accordance with the underlying governing documents. Weighted average EBITDA is weighted based on the funded commitment of total applicable private loans.
(3)
Net senior leverage is the ratio of total debt minus unrestricted cash divided by LTM EBITDA and taking into account leverage through the tranche in which the Company holds an investment, excluding recurring revenue investments. Figures are derived from the financial statements most recently obtained by the Company.
(4)
Includes all private loan investments with respect to which financial statements have been provided to the Company, including investments for which fair value is determined by the Adviser (with assistance, at least quarterly, from a third-party valuation firm, as applicable and subject to oversight by the Board). Figures are derived from the financial statements most recently obtained by the Adviser. LTV is calculated as net debt through each respective investment tranche in which the Company holds an investment divided by estimated enterprise value or value of the underlying collateral of the portfolio company. Weighted average LTV is weighted based on the funded commitment of the total applicable private loans.

As part of the monitoring process, our Adviser has developed risk policies pursuant to which it regularly assesses the risk profile of each of our debt investments. Our Adviser has developed a classification system to group investments into five categories. The investments are evaluated regularly and assigned a category based on certain credit metrics. Our Adviser’s ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments. Please see below for a description of the five categories of the Adviser’s Internal Risk Rating system:

•
Internal Performance Rating A: Portfolio Companies performing generally as expected or above expectations and the trends and risk factors are generally neutral to favorable since origination. No concern about repayment of both interest and principal. All investments or acquired investments in new portfolio companies are initially assessed this level.
•
Internal Performance Rating B: Portfolio Companies performing generally as expected but the trends require increased monitoring. Portfolio companies are current on both interest and principal payments.
•
Internal Performance Rating C: Portfolio Companies performing below expectations and level of risk has increased since the time of origination. Portfolio companies are generally current on both interest and principal payments.
•
Internal Performance Rating D: Portfolio Companies performing materially below expectations and the level of risk has increased materially since origination. In addition to the borrower being generally out of compliance with original debt covenants, loan payments may be past due, but generally not by more than 120 days. There is a higher risk of both payment default and repayment of interest and principal in full.
•
Internal Performance Rating E: Portfolio Companies are non-earning and performing substantially below expectations. The level of risk has increased substantially since origination. Most or all of the original debt covenants are out of compliance and payments are substantially delinquent. There is a high risk that all principal and interest will not be recovered in full.

The following table shows the distribution of our investments on the A to E internal performance rating scale at fair value:

	As of March 31, 2024
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value
A	$462,816	96.45%
B	17,038	3.55
C	—	—
D	—	—
E	—	—
	$479,854	100.00%

Our investments consisted of the following:

	March 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$464,499	$465,115	96.93%
Unsecured Debt	1,210	1,158	0.24
Equity Investments	13,603	13,581	2.83
Total investments	$479,312	$479,854	100.00%

The table below describes investments by industry composition based on fair value:

March 31, 2024
Air Freight and Logistics	1.01%
Auto Components	3.03
Building Products	0.86
Capital Markets	2.40
Chemicals	0.82
Commercial Services and Supplies	8.53
Construction & Engineering	1.23
Construction Materials	0.71
Containers and Packaging	1.39
Distributors	2.21
Diversified Consumer Services	9.06
Diversified Financial Services	7.89
Electrical Equipment	1.38
Electronic Equipment, Instruments and Components	1.23
Energy Equipment and Services	1.23
Food Products	2.24
Health Care Technology	1.04
Healthcare Equipment and Supplies	2.83
Healthcare Providers and Services	11.53
Hotels, Restaurants and Leisure	0.93
Household Products	0.05
Industrial Conglomerates	0.95
Insurance	11.07
Internet Software & Services	1.49
IT Services	1.14
Life Sciences Tools & Services	0.10
Machinery	1.16
Media	1.53
Oil, Gas and Consumable Fuels	1.05
Pharmaceuticals	0.10
Professional Services	4.91
Real Estate Management and Development	0.97
Road and Rail	0.05
Software	11.16
Specialty Retail	0.16
Technology Hardware, Storage and Peripherals	0.68
Trading Companies and Distributors	1.73
Water Utilities	0.05
Wireless Telecommunication Services	0.10
100.00%

The table below describes investments by geographic composition based on amortized cost and fair value:

	March 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$470,912	$471,487	98.26%	156.36%
Canada	5,787	5,774	1.20	1.91
Luxembourg	2,613	2,593	0.54	0.86
Total	$479,312	$479,854	100.00%	159.13%

Results of Operations

No comparative financial statements are presented as we had not begun operations during any period prior to January 19, 2024, we were formed on August 31, 2023 and commenced our investing operations on January 19, 2024.

The following table represents our operating results:

Three Months Ended March 31, 2024
Total investment income	$10,932
Net expenses (net of fee waiver)	3,589
Net investment income	7,343
Net realized gain (loss)	(6)
Net change in unrealized appreciation (depreciation)	542
Net increase (decrease) in net assets resulting from operations	$7,879

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income, was as follows:

Three Months Ended March 31, 2024
Interest income	$10,798
Payment-in-kind interest income	51
Other income	83
Total investment income	$10,932

For the three months ended March 31, 2024, total investment income was driven by our deployment of capital and invested balance of investments. The size of our investment portfolio at fair value increased to $479.9 million as of March 31, 2024 and all debt and equity investments were income producing. Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement.

Expenses

Expenses were as follows:

Three Months Ended March 31, 2024
Interest expense	$2,951
Management fees (1)	—
Income based incentive fee	918
Capital gains incentive fee	67
Board of Trustees' fees	60
Administrative service expense	108
Other general and administrative expenses	419
Organization costs	51
Total expenses	4,574
Management and incentive fees waiver	(985)
Net expenses	$3,589
(1)
Less than $1,000.

For the three months ended March 31, 2024, net expenses were primarily comprised of interest expense of $3.0 million, gross base management fees of zero, administrative service expenses of $0.1 million, fees to independent Trustees of $0.1 million, organization and offering costs of $0.1 million and other expenses of $0.4 million; offset by management fee waiver and expense waiver by the Adviser of $1.0 million.

Administrative service expenses represent fees paid to the Administrator for our allocable portion of the cost of certain of our executive officers that perform duties for us. Other general and administrative expenses include professional fees related to legal, audit, tax, valuation services, insurance, filing, research, subscriptions and other costs. Organization costs and offering costs include expenses incurred in our initial formation and our offering of stock. See "Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3."

Interest Expense

The components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances were as follows:

Three Months Ended March 31, 2024
Stated interest expense	$2,514
Facility unused fees	293
Amortization of debt issuance costs	144
Total interest and other debt financing expenses	$2,951
Cash paid for interest expense	$—
Annualized average stated interest rate	7.72%
Average outstanding balance	$161,027

Interest expense for the three months ended March 31, 2024 was driven by approximately $161.0 million of average borrowings (at an average effective interest rate, of 7.72%) under our SG Facility related to borrowings for investments and expenses.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses):

Three Months Ended March 31, 2024
Net realized gain (loss) from investments	$(6)
Unrealized appreciation from investments	$2,380
Unrealized (depreciation) from investments	(1,838)
Net change in unrealized appreciation (depreciation) on investment transactions	$542

We determine the fair value of our investments quarterly and any changes in fair value are recorded as unrealized gains or losses. For the three months ended March 31, 2024, net unrealized gains on our investments were $0.5 million. The valuations of our debt investments generally increase as a result of a narrowing credit spread environment during the period.

Management fee

The base management fee is payable quarterly in arrears at an annual rate of 1.25% of the average of the Company’s net asset value as of the beginning of the prior quarter and the beginning of the then current quarter. For the three months ended March 31, 2024, the Company incurred less than $1 in management fees and elected to waive full management fees resulting in zero management fees for the period.

Incentive fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of income and a portion is based on a percentage of capital gains, each described below.

Investment income incentive fee

The investment income based incentive fee is based on “Pre-Incentive Fee Net Investment Income Returns” meaning dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fees, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate in its capacity as an administrative agent, syndication agent, collateral agent, loan servicer or other similar capacity) accrued during the month, minus operating expenses for the month (including the Management Fee, taxes, any expenses payable under the Investment Advisory Agreement and Administration Agreement (as defined below), any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred shares, but excluding the Incentive Fee and shareholder servicing and /or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero-coupon securities), accrued income that has not yet been received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of net assets at the end of the preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized). The Company pays an incentive fee quarterly as follows:

•
Investment Income Incentive Fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which the Pre-Incentive Fee Net Investment Income Returns does not exceed the hurdle rate of 1.25% per quarter (5.0% annualized).
•
100% of the dollar amount of the Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.43% (5.72% annualized).
•
12.5% of the dollar amount of the Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.43% (5.72% annualized).

Capital gains incentive fee

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable is equal to 12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fee as calculated in accordance with U.S. GAAP. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 12.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods.

For purposes of computing the Company’s investment income incentive fee and capital gains incentive fee, the calculation methodology looks through derivative financial instruments or swaps as if the Company owned the reference assets directly. The fees that are payable under the Investment Advisory Agreement for any partial period are appropriately prorated.

The Adviser has agreed to waive its management fee and incentive fee for the first six months following the date on which unaffiliated investors first purchase the Common Shares. For the three months ended March 31, 2024, the Company incurred income based incentive fees of approximately $0.9 million, and capital gains incentive fees of approximately $0.1 million. As of March 31, 2024, the Company elected to waive approximately $1.0 million in total incentive fees, resulting in zero incentive fees payable.

Expense Support Agreement

On December 18, 2023, the Board approved an expense support and conditional reimbursement agreement (the “Expense Support Agreement”). Under the terms of the Expense Support Agreement, the Adviser is obligated to pay the Company’s total organization and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses of the Company on the Company’s behalf such that these operating expenses of the Company do not exceed 1.00% (on annualized basis) of the Company’s net asset value. Additionally, the Adviser may elect to pay certain additional expenses of the Company on the Company’s behalf. To the extent the Company’s net asset value increases, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 1.00% of the Company’s net asset value and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement.

As of March 31, 2024, the Adviser provided zero of expense support pursuant to the Waiver Letter Agreement which is included in the Consolidated Statement of Operations. The Company’s obligation to make a reimbursement payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

Financial Condition, Liquidity and Capital Resources

We expect to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. Our primary uses of cash will be for (i) investments in Portfolio Companies and other investments, (ii) the cost of operations (including paying Antares Capital Credit (in its capacity as the Adviser and/or the Administrator)), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our shares.

On January 19, 2024, the Company issued and sold approximately 12 million shares of the Company's common shares of beneficial interest, par value $0.001 per share (“Common Shares”) for an aggregate offering price of approximately $300.0 million.

As of March 31, 2024 we had the SG facility. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities and/or issue debt securities, including additional unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2024 we had an aggregate amount of $197.0 million of debt outstanding and our asset coverage ratio was 253.07%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

Equity

The following table summarizes transactions in common shares of beneficial interest during the three months ended March 31, 2024:

	Shares	Amount
Subscriptions (including in-kind)	12,000,000	$300,000
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	12,000,000	$300,000

Share Repurchase Program

We will commence a share repurchase program, one year following the date on which unaffiliated investors first purchase the Common Shares, in which we intend to repurchase, semi-annually, up to 7.5% of the Common Shares outstanding (either by number of Common Shares or aggregate net asset value) as of the close of the previous semi-annual period. Our Board of Trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of us and the best interest of our shareholders. As a result, share repurchases may not be available each semi-annual period. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under our share repurchase program, to the extent we offer to repurchase shares in any particular period, we expect to repurchase shares pursuant to tender offers using a purchase price equal to the net asset value per share as of the last calendar day of the applicable semi-annual period.

The following table further summarizes the share repurchases completed during the three months ended March 31, 2024:

Repurchase Deadline Request	Percentage of Outstanding Shares the Company Offered to Repurchase (1)	Repurchase Pricing Date	Amount Repurchased	Number of Shares Repurchased	Percentage of Outstanding Shares Purchased (1)
N/A	0%	N/A	$—	—	0%
(1)
Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.

Distributions

We authorize and declare distribution amounts per share of common shares of beneficial interest payable quarterly in arrears. The record date for each distribution was the last calendar date of each quarter.

The following table presents distributions that were declared during the three months ended March 31, 2024:

Declaration Date	Payment Date	Distribution Per Share	Distribution Amount
March 29, 2024	April 30, 2024	$0.53	$6,361
Total		$0.53	$6,361

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our Common Shares during the three months ended March 31, 2024:

Source of Distribution	Per Share	Amount
Net investment income	$0.61	$7,343
Net realized gains/(losses)	—	(6)
Total	$0.61	$7,337

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash distributions declared on behalf of our shareholders who do not elect to receive their distributions in cash as provided below. As a result, if we declare, a cash distribution, then shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

Related-Party Transactions

We expect to enter into a number of business relationships with affiliated or related parties, including the Investment Advisory Agreement and expense support agreement.

In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

Recent Developments

On April 1, 2024, the Company sold and issued 9,595,404 Common Shares and an affiliate of the Company sold 12,001,000 Common Shares for an aggregate consideration of approximately $542.7 million at a price of $25.13 per Common Share.

Critical Accounting Policies

This discussion of our expected operating plans is based upon our expected consolidated financial statements, which will be prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of the consolidated financial statements will require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition, our critical accounting policies related to investments, fair value measurement, interest and dividends income recognition and income taxes are included in the notes to our consolidated financial statements.

Contractual Obligations

The Company is required to report its investments for which current market values are not readily available at fair value. The Company values its investments in accordance with ASC 820, Fair Value Measurement, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.

We entered into the Investment Advisory Agreement with the Adviser to provide us with investment advisory services and the Administration Agreement with Antares Capital Credit (in its capacity as the Administrator) to provide us with administrative services. Payments for investment advisory services under the Investment Advisory Agreements and reimbursements under the Administration Agreement are described in “Item 1. Business.”

We intend to establish one or more credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over Secured Overnight Financing Rate (“SOFR”) (or other applicable reference rate). We cannot assure shareholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof and may ask to comply with positive or negative covenants that could have an effect on our operations.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities.

Unfunded Commitments

The Company’s investment portfolio may contain revolving line of credit or delayed draw commitments, which require the Company to fund when requested by portfolio companies. As of March 31, 2024, the Company had unfunded investment commitment in the aggregate par amount of $42.4 million. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We will be subject to financial market risks, including changes in interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. A rise in interest rates would also be expected to lead to higher cost on our floating rate borrowings. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations.

Valuation Risk

We plan to invest primarily in illiquid debt securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of, the Board in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We intend to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure shareholders that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of March 31, 2024, 99.76% of our performing debt investments at fair value were at floating rates, which are generally SOFR based and typically have durations of one to three months after which they reset to current interest rates, and many of which are subject to certain floors. Our SG Facility bears interest at floating rates with no interest rate floor. Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure:

Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$14,055	$(5,910)	$8,145
Up 200 basis points	9,370	(3,940)	5,430
Up 100 basis points	4,685	(1,970)	2,715
Down 100 basis points	(4,685)	1,970	(2,715)
Down 200 basis points	(9,370)	3,940	(5,430)
Down 300 basis points	(14,055)	5,910	(8,145)

We may in the future hedge against interest rate fluctuations by using hedging instruments such as additional interest rate swaps, futures, options and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments.

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We, the Adviser, the Administrator and our wholly-owned subsidiaries are not currently subject to any material litigation.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Registration Statement on Form 10, filed with the SEC on November 21, 2023, as amended on January 19, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 19, 2024, the Company issued and sold approximately 12 million shares of the Company's common shares of beneficial interest, par value $0.001 per share (“Common Shares”) for an aggregate offering price of approximately $300.0 million. The sale of Common Shares was made pursuant to the subscription agreement (the “Subscription Agreement”) entered into with the relevant investor.

On April 1, 2024, the Company sold and issued 9,595,404 Common Shares and an affiliate of the Company sold 12,001,000 Common Shares for an aggregate consideration of approximately $542.7 million at a price of $25.13 per Common Share.

The issuance of Common Shares is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company relied, in part, upon representations from the relevant investor in the Subscription Agreement that the investor is an “accredited investor” as defined in Regulation D under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 (File No. 000-56613) filed on January 19, 2024)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 (File No. 000-56613) filed on January 19, 2024)
10.1	Investment Advisory Agreement between the Company and the Advisor (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10 (File No. 000-56613) filed on January 19, 2024)
10.2	Administration Agreement between the Company and the Administrator (incorporated by reference to Exhibit 10.2 to the Registration Agreement on Form 10 (File No. 000-56613) filed on January 19, 2024)
10.3	Subscription Agreement between the Company and the Subscriber (incorporated by reference to Exhibit 10.3 on Registration Statement Form 10 (File No. 000-56613) filed on January 19, 2024)
10.4

Document Custody Agreement between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10 (File No. 000-56613) filed on January 19, 2024)

10.5

Custody Agreement between the Company and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10 (File No. 000-56613) filed on January 19, 2024)

10.6

Expense Support and Conditional Reimbursement Agreement between the Company and the Advisor (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 (File No. 000-56613) filed on January 19, 2024

10.7	Waiver Letter Agreement between the Company and the Advisor (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form 10 (File No. 000-56613) filed on January 19, 2024)
10.8	Loan and Servicing Agreement dated January 19, 2024 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 8-K (File No. 814-01700) filed on January 24, 2024)
14.1	Code of Ethics of the Company (incorporated by reference to Exhibit 14.1 to the Registration Statement on Form 10 (File No. 000-56613) filed on January 19, 2024)
14.2	Code of Ethics of the Advisor (incorporated by reference to Exhibit 14.2 to the Registration Statement on Form 10 (File No. 000-56613) January 19, 2024)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Antares Strategic Credit Fund

Date:	May 10, 2024	/s/ Vivek Mathew
Vivek Mathew
Chief Executive Officer

Date:	May 10, 2024	/s/ Venugopal Rathi
Venugopal Rathi
Chief Financial Officer