Form 10-Q
period 2024-06-30
Antares Strategic Credit Fund
filed 2024-08-12
CIK 1993402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________

FORM 10-Q

_______________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of August 12, 2024 was 40,524,412.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Non-controlled/non-affiliated investments, at fair value (cost — $1,030,578 and zero as of June 30, 2024 and December 31, 2023, respectively)	$1,031,913	$—
Cash and cash equivalents	58,908	—
Interest receivable from non-controlled/non-affiliated investments	6,206	—
Subscription receivable	—	25
Deferred offering costs	227	63
Receivable from adviser (Note 3)	330	330
Receivable for investments sold / repaid	2,525	—
Prepaid and other assets	168	—
Total assets	$1,100,277	$418

LIABILITIES
Debt outstanding	$340,274	$—
Less: Deferred financing costs	(3,285)	—
Total debt, net of deferred financing costs	336,989	—
Secured borrowings (Note 6)	47,000	—
Payable for investments purchased	149,084	—
Interest payable	2,597	—
Distributions payable	13,606	—
Administrative service fee payable	192	—
Accrued expenses and other liabilities	857	9
Due to affiliates	1,398	384
Total liabilities	$551,723	$393
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, par value $0.001 (21,596,404 and 1,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	$22	$—
Paid-in capital in excess of par value	541,136	25
Accumulated net distributable earnings (losses)	7,396	—
Total net assets	$548,554	$25
Total liabilities and net assets	$1,100,277	$418
Net asset value per share	$25.40	$25.00

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$18,998	$29,796
Payment-in-kind interest income	85	136
Dividend income	102	102
Other income	3,613	3,696
Total investment income	22,798	33,730
Expenses:
Interest and debt expenses	3,381	6,332
Management fees (Note 3)	843	843
Income based incentive fee (Note 3)	2,330	3,248
Capital gains incentive fee (Note 3)	107	174
Administrative service fee	192	300
Board of Trustees’ fee	59	119
Other general and administrative expenses	457	876
Organization and offering costs	70	121
Total expenses	7,439	12,013
Management fees waiver (Note 3)	(843)	(843)
Incentive fees waiver (Note 3)	(2,437)	(3,422)
Net expenses, net of fee waivers	4,159	7,748
Net investment income (loss)	18,639	25,982

Net realized and change in unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	147	141
Foreign currency transactions	(179)	(179)
Net realized gain (loss)	(32)	(38)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	793	1,335
Translation of assets and liabilities in foreign currencies	84	84
Net change in unrealized appreciation (depreciation)	877	1,419
Total net realized and change in unrealized gain (loss)	845	1,381
Net increase (decrease) in net assets resulting from operations	$19,484	$27,363

Per share information
Net investment income (loss) per share (basic and diluted)	$0.86	$1.50
Earnings per share (basic and diluted)	$0.90	$1.58
Distributions declared per share	$0.63	$1.16
Weighted average shares outstanding (basic and diluted)	21,596,404	17,325,279

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(in thousands, except shares)

Three Months Ended June 30, 2024

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	12,001,000	$12	$300,013	$1,518	$301,543
Operations:
Net investment income	—	—	—	18,639	18,639
Net realized gain (loss)	—	—	—	(32)	(32)
Net change in unrealized appreciation (depreciation)	—	—	—	877	877
Net increase (decrease) in net assets resulting from operations	—	—	—	19,484	19,484
Capital Transactions:
Issuance of shares	9,595,404	10	241,123	—	241,133
Distributions to shareholders	—	—	—	(13,606)	(13,606)
Total net increase (decrease)	9,595,404	10	241,123	5,878	247,011
Net assets at end of period	21,596,404	$22	$541,136	$7,396	$548,554

Six Months Ended June 30, 2024

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	1,000	$—	$25	$—	$25
Operations:
Net investment income	—	—	—	25,982	25,982
Net realized gain (loss)	—	—	—	(38)	(38)
Net change in unrealized appreciation (depreciation)	—	—	—	1,419	1,419
Net increase (decrease) in net assets resulting from operations	—	—	—	27,363	27,363
Capital Transactions:
Issuance of shares	21,595,404	22	541,111	—	541,133
Distributions to shareholders	—	—	—	(19,967)	(19,967)
Total net increase (decrease)	21,595,404	22	541,111	7,396	548,529
Net assets at end of period	21,596,404	$22	$541,136	$7,396	$548,554

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

Six Months Ended June 30, 2024
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$27,363
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Accrued interest and dividends received in-kind	(158)
Net accretion of discount and amortization of premium	(1,012)
Proceeds from sale of investments and principal repayments	50,223
Purchases of investments	(779,490)
Net realized (gains) losses on investments	(141)
Net change in unrealized (appreciation) depreciation on investments	(1,335)
Amortization of deferred financing costs	325
(Increase) decrease in operating assets:
Interest receivable from non-controlled/non-affiliated investments	(6,206)
Receivable for investments sold / repaid	(2,525)
Prepaid insurance and other assets	(168)
Increase (decrease) in operating liabilities:
Due to affiliates	1,014
Payable for investments purchased	149,084
Interest payable	2,597
Administrative service fee	192
Accrued expenses and other liabilities	848
Net cash provided by (used in) operating activities	(559,389)
Cash flow from financing activities
Proceeds from issuance of shares, net of subscription receivable	241,158
Debt borrowings (1)	602,274
Debt repayments	(215,000)
Distributions paid	(6,361)
Deferred offering costs paid	(164)
Deferred financing costs paid	(3,610)
Net cash provided by (used in) financing activities	618,297
Net increase in cash and cash equivalents,	58,908
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$58,908
Supplemental disclosure of cash flow information and non-cash financing activities
Equity issued in kind (Note 8)	$300,000
Investments purchased in kind (Note 8)	$300,000
Distributions payable	$13,606

(1)
Includes $47,000 of secured borrowings.

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
Secured Debt
Aerospace and Defense
Peraton Corp.	(8)	First Lien Term Loan	S + 3.75%	0.75%	9.19%	2/1/2028	$4,987	$4,995	$4,993	0.91%
								4,995	4,993	0.91
Air Freight and Logistics
American Trailer Rental Group, LLC	(5)(8)	First Lien Term Loan	S + 5.50%	1.00%	10.97%	6/1/2027	41	40	39	0.01
American Trailer Rental Group, LLC	(5)(8)	First Lien Term Loan	S + 5.69%	1.00%	11.16%	6/1/2027	131	130	128	0.02
American Trailer Rental Group, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	10.97%	6/1/2027	35	34	34	—
American Trailer Rental Group, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.69%	1.00%	11.16%	6/1/2027	34	33	33	—
American Trailer Rental Group, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	11.22%	6/1/2027	9	9	9	—
Brown Group Holding, LLC	(8)	First Lien Term Loan	S + 3.00%	0.50%	8.34%	7/2/2029	2,993	3,004	2,995	0.55
Lightbeam Bidco Inc.	(5)(8)	First Lien Term Loan	S + 5.00%	0.75%	10.32%	5/4/2030	3,919	3,919	3,880	0.71
Lightbeam Bidco Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	10.32%	5/4/2030	594	594	588	0.11
Lightbeam Bidco Inc.	(5)(7)	First Lien Revolver	S + 5.00%	0.75%	10.32%	5/4/2029	476	—	(5)	—
								7,763	7,701	1.40
Auto Components
Enthusiast Auto Holdings, LLC	(5)(8)	First Lien Term Loan	S + 5.00%	1.00%	10.44%	12/19/2025	1,496	1,476	1,496	0.27
Enthusiast Auto Holdings, LLC	(5)(8)	First Lien Term Loan	S + 6.25%	1.00%	11.69%	12/19/2025	1,496	1,491	1,496	0.27
First Brands Group, LLC	(8)	First Lien Term Loan	S + 5.00%	1.00%	10.60%	3/30/2027	998	988	993	0.18
First Brands Group, LLC	(8)	First Lien Term Loan	S + 5.00%	1.00%	10.60%	3/30/2027	2,992	3,000	2,978	0.54
JHCC Holdings LLC	(5)(8)	First Lien Term Loan	S + 5.25%	1.00%	10.57%	9/9/2027	2,719	2,714	2,713	0.49
JHCC Holdings LLC	(5)(8)	First Lien Term Loan	S + 5.25%	1.00%	10.57%	9/9/2027	423	422	422	0.08
JHCC Holdings LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.25%	1.00%	10.57%	9/9/2027	2,079	2,075	2,074	0.38
JHCC Holdings LLC	(5)(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	1.00%	10.57%	9/9/2027	9,192	(22)	(22)	—
JHCC Holdings LLC	(5)(7)	First Lien Revolver	S + 5.25%	1.00%	10.57%	9/9/2027	249	56	55	0.01
Majco LLC	(5)(8)	First Lien Term Loan	S + 4.50%	1.00%	9.97%	12/4/2028	249	245	249	0.05
OAC Holdings I Corp.	(5)(8)	First Lien Term Loan	S + 5.00%	1.00%	10.44%	3/31/2029	2,985	2,874	2,985	0.54
Quality Automotive Services, LLC	(5)(8)	First Lien Term Loan	S + 5.75%	1.00%	11.22%	7/16/2027	2,382	2,373	2,375	0.43
Quality Automotive Services, LLC	(5)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	11.22%	7/16/2027	468	466	467	0.09
Quality Automotive Services, LLC	(5)(7)	First Lien Revolver	S + 5.75%	1.00%	11.22%	7/16/2027	130	(1)	—	—
								18,157	18,281	3.33
Beverages
Triton Water Holdings, Inc.	(8)	First Lien Term Loan	S + 3.25%	0.50%	8.85%	3/31/2028	4,488	4,482	4,495	0.82
								4,482	4,495	0.82
Broadline Retail
Peer Holding III B.V.		First Lien Term Loan	S + 3.00%	0.00%	8.34%	6/20/2031	4,751	4,755	4,762	0.87
								4,755	4,762	0.87

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Building Products
80/20, LLC	(5)(8)	First Lien Term Loan	S + 5.25%	1.00%	10.72%	3/1/2027	$249	$246	$247	0.05%
MDC Interior Acquisition Inc	(5)(8)(13)	First Lien Term Loan	S + 5.25%	1.00%	10.59%	4/26/2030	15,839	15,606	15,602	2.84
MDC Interior Acquisition Inc	(5)(7)(13)	First Lien Revolver	S + 5.25%	1.00%	10.59%	4/26/2030	2,084	247	247	0.05
SureWerx Purchaser III Inc.	(5)(6)(8)(13)	First Lien Term Loan	C + 5.25%	0.75%	10.22%	12/28/2029	CAD 17,117	12,499	12,484	2.28
SureWerx Purchaser III Inc.	(5)(6)(7)(13)	First Lien Revolver	S + 5.25%	0.75%	10.57%	12/28/2028	1,730	722	722	0.13
SureWerx Purchaser III Inc.	(5)(6)(8)	First Lien Term Loan	S + 5.25%	0.75%	10.57%	12/28/2029	249	249	248	0.05
WST USA Holdco, Inc.	(5)(6)(8)	First Lien Term Loan	S + 5.25%	1.00%	10.67%	3/31/2027	2,494	2,494	2,494	0.45
WST USA Holdco, Inc.	(5)(6)(7)	First Lien Delayed Draw Term Loan	S + 5.25%	1.00%	10.67%	3/31/2027	2,498	898	914	0.17
								32,961	32,958	6.02
Capital Markets
Allworth Financial Group, L.P.	(5)(8)	First Lien Term Loan	S + 5.00%	1.00%	10.34%	12/23/2027	2,545	2,545	2,538	0.46
Allworth Financial Group, L.P.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	10.34%	12/23/2027	2,430	2,430	2,424	0.44
AQ Sage Buyer, LLC	(5)(6)(8)	First Lien Term Loan	S + 6.00%	1.00%	11.25%	1/25/2027	186	181	182	0.03
AQ Sage Buyer, LLC	(5)(6)(8)	First Lien Delayed Draw Term Loan	S + 6.00%	1.00%	11.25%	1/25/2027	63	61	62	0.01
Cub Financing Intermediate, LLC	(5)(13)	First Lien Term Loan	S + 4.75%	0.50%	10.09%	6/28/2030	10,810	10,756	10,756	1.95
Cub Financing Intermediate, LLC	(5)(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	0.75%	10.09%	6/28/2030	4,967	(12)	(25)	—
Edgeco Buyer, Inc.	(5)(8)	First Lien Term Loan	S + 4.75%	1.00%	10.17%	6/1/2026	170	167	170	0.03
Edgeco Buyer, Inc.	(5)(7)(8)	First Lien Delayed Draw Term Loan	S + 4.75%	1.00%	10.17%	6/1/2026	79	70	71	0.01
Lido Advisors, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	10.97%	6/15/2027	3,482	3,482	3,482	0.63
								19,680	19,660	3.56
Chemicals
Aurora Plastics, LLC	(5)(8)	First Lien Term Loan	S + 4.75%	0.75%	10.19%	8/10/2028	198	190	198	0.04
Aurora Plastics, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 4.75%	0.75%	10.19%	8/10/2028	51	48	51	0.01
DCG Acquisition Corp.	(5)(8)(13)	First Lien Term Loan	S + 4.75%	0.75%	10.09%	6/13/2031	26,360	26,296	26,294	4.79
DCG Acquisition Corp.	(5)(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	0.75%	10.09%	6/13/2031	4,408	(5)	(11)	—
DCG Acquisition Corp.	(5)(7)(13)	First Lien Revolver	S + 4.75%	0.75%	10.09%	6/13/2031	4,408	(11)	(11)	—
Formulations Parent Corp.	(5)(8)	First Lien Term Loan	S + 5.75%	0.75%	11.07%	11/15/2030	249	247	247	0.05
Lubricant Engineers	(5)(8)	First Lien Term Loan	S + 6.00%	1.00%	11.32%	9/1/2029	249	242	249	0.05
Lummus Technology Holdings V LLC	(8)	First Lien Term Loan	S + 3.50%	0.00%	8.95%	12/31/2029	4,988	5,020	5,012	0.91
Tangent Technologies Acquisition, LLC	(5)(8)	First Lien Term Loan	S + 4.75%	1.00%	10.25%	11/30/2027	249	248	249	0.05
								32,275	32,278	5.90

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies
Ares Holdings, LLC	(5)(8)	First Lien Term Loan	S + 5.27%	1.00%	10.69%	11/18/2026	$997	$983	$977	0.18%
Ares Holdings, LLC	(5)(8)	First Lien Term Loan	S + 5.50%	1.00%	10.92%	11/18/2026	3,892	3,852	3,830	0.70
Ares Holdings, LLC	(5)(7)	First Lien Revolver	S + 5.50%	1.00%	10.92%	11/18/2026	98	61	60	0.01
AWP Group Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 5.50%	1.00%	10.92%	12/24/2029	2,726	2,726	2,726	0.50
AWP Group Holdings, Inc.	(5)(7)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	10.92%	12/24/2029	213	105	105	0.02
AWP Group Holdings, Inc.	(5)(7)	First Lien Revolver	S + 5.50%	1.00%	10.92%	12/24/2029	47	22	22	—
CoolSys, Inc.	(5)(8)	First Lien Term Loan	S + 4.75%	0.75%	10.20%	8/11/2028	249	234	246	0.04
EXT Acquisitions, Inc.	(5)(8)	First Lien Term Loan	S + 5.00%	1.00%	10.47%	6/26/2026	234	234	232	0.04
EXT Acquisitions, Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	10.47%	6/26/2026	16	16	16	—
FL Hawk Intermediate Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 4.75%	1.00%	10.34%	2/22/2028	250	250	250	0.05
FL Hawk Intermediate Holdings, Inc.	(5)(8)	Second Lien Term Loan	S + 8.75%	1.00%	14.34%	8/22/2028	1,560	1,560	1,560	0.28
FL Hawk Intermediate Holdings, Inc.	(5)(7)	First Lien Revolver	S + 4.75%	0.00%	10.09%	2/22/2027	1,190	—	—	—
Fresh Holdco, Inc.	(5)(8)	First Lien Term Loan	S + 5.25%	1.00%	10.72%	1/23/2026	249	247	247	0.05
HeartLand PPC Buyer, LLC	(5)(8)	First Lien Term Loan	S + 5.75%	0.75%	11.07%	12/12/2029	2,993	2,957	2,985	0.54
Hercules Borrower LLC	(5)(8)	First Lien Term Loan	S + 5.50%	1.00%	10.92%	12/14/2026	33	33	33	0.01
Hercules Borrower LLC	(5)(8)	First Lien Term Loan	S + 6.25%	1.00%	11.67%	12/14/2026	2,318	2,318	2,318	0.42
Hercules Borrower LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	10.92%	12/14/2026	306	306	306	0.06
Hercules Borrower LLC	(5)(7)	First Lien Revolver	S + 5.50%	1.00%	10.92%	12/14/2026	329	—	—	—
High Bar Brands Operating, LLC	(5)(6)(8)	First Lien Term Loan	S + 5.25%	1.00%	10.57%	12/19/2029	249	245	249	0.05
HP RSS Buyer, Inc.	(5)(8)	First Lien Term Loan	S + 5.00%	0.75%	10.32%	12/11/2029	4,988	4,929	4,988	0.91
Monarch Landscape Holdings, LLC	(5)(8)	First Lien Term Loan	S + 5.75%	0.75%	11.07%	3/31/2028	1,805	1,801	1,796	0.33
Monarch Landscape Holdings, LLC	(5)	First Lien Delayed Draw Term Loan	S + 5.75%	0.75%	11.07%	3/31/2028	879	871	874	0.16
Monarch Landscape Holdings, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.25%	0.75%	10.57%	3/31/2028	306	301	299	0.05
Paint Intermediate III, LLC	(5)(8)	First Lien Term Loan	S + 5.50%	0.75%	10.92%	10/6/2028	5,470	5,433	5,429	0.99
Paint Intermediate III, LLC	(5)(7)	First Lien Revolver	S + 5.50%	0.75%	10.92%	10/7/2027	1,002	545	544	0.10
Palmetto Acquisitionco Inc.	(5)(8)	First Lien Term Loan	S + 5.75%	1.00%	11.07%	9/18/2029	249	246	249	0.05
Project Boost Purchaser, LLC		First Lien Term Loan	S + 3.50%	0.00%	8.95%	6/1/2026	2,992	3,003	2,998	0.55
Rotating Machinery Services, Inc.	(5)(8)	First Lien Term Loan	S + 5.25%	1.00%	10.72%	6/10/2025	250	249	250	0.05
The Hiller Companies, LLC	(5)(13)	First Lien Term Loan	S + 5.00%	0.75%	10.34%	6/20/2030	15,698	15,620	15,620	2.85
The Hiller Companies, LLC	(5)(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	10.34%	6/20/2030	4,323	(11)	(22)	—
The Hiller Companies, LLC	(5)(7)(13)	First Lien Revolver	S + 4.00%	0.75%	9.34%	6/20/2030	2,730	77	77	0.01
Thermostat Purchaser III, Inc.	(5)(13)	First Lien Term Loan	S + 4.25%	0.75%	9.59%	8/31/2028	5,249	5,245	5,249	0.96
Soliant Lower Intermediate, LLC		First Lien Term Loan	S + 3.75%	0.00%	9.09%	6/20/2031	2,821	2,793	2,821	0.51
Valet Waste Holdings, Inc.	(5)(13)	First Lien Term Loan	S + 5.75%	1.00%	11.19%	5/1/2029	31,720	31,641	31,644	5.77
Valet Waste Holdings, Inc.	(5)(7)(13)	First Lien Revolver	S + 5.75%	1.00%	11.19%	5/1/2029	1,429	615	616	0.11

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies (continued)
WRE Holding Corp.	(5)(8)	First Lien Term Loan	S + 5.00%	1.00%	10.38%	1/3/2025	$693	$689	$690	0.13%
WRE Holding Corp.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	10.38%	1/3/2025	1,140	1,134	1,134	0.21
WRE Holding Corp.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	10.38%	1/3/2025	133	132	132	0.02
WRE Holding Corp.	(5)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	10.38%	1/3/2025	840	835	835	0.15
WRE Holding Corp.	(5)(7)	First Lien Revolver	S + 5.00%	1.00%	10.38%	1/3/2025	189	(1)	(1)	—
YLG Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 5.00%	0.75%	10.42%	11/2/2026	2,606	2,606	2,599	0.47
YLG Holdings, Inc.	(5)(7)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	10.42%	10/31/2025	572	473	472	0.09
YLG Holdings, Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	10.42%	11/2/2026	1,412	1,412	1,409	0.26
YLG Holdings, Inc.	(5)(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	10.42%	11/2/2026	10,842	(13)	(27)	—
YLG Holdings, Inc.	(5)(7)	First Lien Revolver	S + 5.00%	0.00%	10.42%	10/31/2025	399	24	23	—
Zone Climate Services, Inc.	(5)(8)	First Lien Term Loan	S + 5.25%	1.00%	10.72%	3/9/2028	2,992	2,937	2,908	0.53
								99,735	99,768	18.21
Construction & Engineering
Hydraulic Technologies USA LLC	(5)(13)	First Lien Term Loan	S + 5.50%	1.00%	10.84%	6/3/2031	17,548	17,198	17,284	3.15
Hydraulic Technologies USA LLC	(5)(7)(13)	First Lien Revolver	S + 5.50%	0.75%	10.84%	6/3/2030	2,384	(48)	(36)	(0.01)
Kleinfelder Intermediate LLC	(5)(8)	First Lien Term Loan	S + 6.25%	0.75%	11.59%	9/18/2030	249	249	246	0.04
MEI Buyer LLC	(5)(8)	First Lien Term Loan	S + 5.00%	1.00%	10.34%	6/29/2029	4,298	4,269	4,287	0.78
MEI Buyer LLC	(5)(7)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	10.34%	6/29/2029	681	(5)	(2)	—
TranSystems Corp.	(5)(8)	First Lien Term Loan	S + 4.75%	1.00%	10.22%	3/31/2027	191	191	187	0.03
TranSystems Corp.	(5)(8)	First Lien Term Loan	S + 5.25%	0.75%	10.72%	3/31/2027	59	59	58	0.01
Trilon Group, LLC	(5)(8)(13)	First Lien Term Loan	S + 5.50%	1.00%	10.99%	5/25/2029	1,464	1,452	1,449	0.26
Trilon Group, LLC	(5)(7)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	10.99%	5/25/2029	4,060	(19)	(41)	(0.01)
Trilon Group, LLC	(5)(7)(13)	First Lien Revolver	S + 5.50%	1.00%	10.99%	5/25/2029	1,218	(12)	(12)	—
								23,334	23,420	4.25
Construction Materials									.
Arrow Tru-Line Holding, LLC	(5)(8)	First Lien Term Loan	S + 5.63%	1.00%	11.22%	9/20/2027	250	245	250	0.05
Pearlman Enterprises Inc.	(5)(8)	First Lien Term Loan	S + 4.50%	1.00%	9.94%	5/5/2027	2,992	2,973	2,918	0.53
Profile Products LLC	(5)(8)	First Lien Term Loan	S + 5.50%	0.75%	10.92%	11/12/2027	249	245	243	0.04
Red Fox CD Acquisition Corporation	(5)(7)(13)	First Lien Delayed Draw Term Loan	S + 6.00%	1.00%	11.34%	3/4/2030	21,275	272	274	0.05
								3,735	3,685	0.67
Containers and Packaging
Berlin Packaging L.L.C.	(8)	First Lien Term Loan	S + 3.75%	0.00%	9.09%	6/7/2031	5,000	4,995	5,017	0.91
CFs Brands, LLC	(5)(8)	First Lien Term Loan	S + 6.00%	1.00%	11.34%	10/2/2030	249	246	249	0.05
Cold Chain Technologies, LLC	(5)(8)	First Lien Term Loan	S + 5.75%	1.00%	11.17%	8/2/2025	2,792	2,792	2,792	0.51
Cold Chain Technologies, LLC	(5)(7)	First Lien Revolver	S + 5.75%	1.00%	11.17%	8/2/2025	197	—	—	—
Graham Packaging Company Inc.	(8)	First Lien Term Loan	S + 3.00%	0.75%	8.45%	8/4/2027	3,000	3,015	3,008	0.55
Rohrer Corp.	(5)(8)	First Lien Term Loan	S + 5.00%	1.00%	10.50%	3/15/2027	249	246	249	0.05
St Athena Global LLC	(5)(6)(8)(13)	First Lien Term Loan	S + 5.25%	0.75%	10.59%	6/26/2030	2,715	2,695	2,695	0.49
St Athena Global LLC	(5)(6)(8)(13)	First Lien Term Loan	SON + 5.25%	0.75%	10.45%	6/26/2030	GBP 1,291	1,617	1,620	0.30
St Athena Global LLC	(5)(6)(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	0.00%	10.59%	6/26/2030	256	(1)	(2)	—
St Athena Global LLC	(5)(6)(7)(13)	First Lien Revolver	S + 5.25%	0.75%	10.59%	6/26/2031	390	29	30	0.01
Tank Holding Corp.	(5)(8)	First Lien Term Loan	S + 5.75%	0.75%	11.19%	3/31/2028	249	240	246	0.04
								15,874	15,904	2.91

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Distributors
Aurora Parts & Accessories LLC	(5)(8)	First Lien Term Loan	S + 5.50%	1.00%	10.97%	1/16/2029	$249	$249	$244	0.04%
BC Group Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 5.50%	0.75%	10.92%	12/19/2025	240	240	240	0.04
BC Group Holdings, Inc.	(5)(8)(13)	First Lien Term Loan	S + 5.50%	0.75%	10.92%	12/21/2025	2,436	2,430	2,436	0.44
BC Group Holdings, Inc.	(5)(7)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	0.75%	10.92%	12/21/2025	8,039	(9)	—	—
Blackbird Purchaser, Inc.	(5)(8)	First Lien Term Loan	S + 5.50%	0.75%	10.82%	12/19/2030	4,679	4,635	4,679	0.85
Blackbird Purchaser, Inc.	(5)(7)	First Lien Delayed Draw Term Loan	S + 5.50%	0.75%	10.82%	12/19/2030	927	269	278	0.05
Blackbird Purchaser, Inc.	(5)(7)	First Lien Revolver	S + 5.50%	0.75%	10.82%	12/19/2029	619	(6)	—	—
Blackhawk Industrial Distribution, Inc.	(5)(8)	First Lien Term Loan	S + 6.25%	1.00%	11.72%	9/17/2026	137	137	136	0.02
Blackhawk Industrial Distribution, Inc.	(5)(8)	First Lien Term Loan	S + 6.25%	1.00%	11.72%	9/17/2026	490	490	488	0.09
Blackhawk Industrial Distribution, Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.25%	0.00%	11.72%	9/17/2026	238	238	238	0.04
Blackhawk Industrial Distribution, Inc.	(5)(7)	First Lien Revolver	S + 6.25%	1.00%	11.72%	9/17/2025	128	56	55	0.01
Bradyifs Holdings LLC	(5)(8)	First Lien Term Loan	S + 6.00%	1.00%	11.32%	10/31/2029	249	247	249	0.05
Dealer Tire Financial, LLC		First Lien Term Loan	S + 3.50%	0.50%	8.84%	7/2/2031	1,656	1,648	1,656	0.30
Dealer Tire Financial, LLC		First Lien Term Loan	S + 3.75%	0.50%	9.09%	12/14/2027	2,902	2,919	2,904	0.53
Johnstone Supply, LLC		First Lien Term Loan	S + 3.00%	0.00%	8.34%	6/6/2031	4,302	4,305	4,313	0.78
Motion & Control Enterprises LLC	(5)(8)	First Lien Term Loan	S + 6.00%	1.00%	11.32%	6/1/2028	2,369	2,348	2,333	0.43
Motion & Control Enterprises LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.00%	1.00%	11.32%	6/1/2028	623	617	613	0.11
Vessco Midco Holdings, LLC	(5)(8)	First Lien Term Loan	S + 4.50%	1.00%	9.94%	11/2/2026	132	132	130	0.02
Vessco Midco Holdings, LLC	(5)(13)	First Lien Term Loan	S + 4.50%	1.00%	9.94%	11/2/2026	446	446	441	0.08
Vessco Midco Holdings, LLC	(5)	First Lien Delayed Draw Term Loan	S + 5.25%	1.00%	10.60%	11/2/2026	4,648	4,625	4,648	0.85
Vessco Midco Holdings, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 4.50%	1.00%	9.94%	11/2/2026	118	118	116	0.02
								26,134	26,197	4.75
Diversified Consumer Services
Apex Service Partners, LLC	(5)(8)	First Lien Term Loan	S + 5.00%	1.00%	12.30% (Incl. 2.00% PIK)	10/24/2030	4,783	4,716	4,758	0.87
Apex Service Partners, LLC	(5)(7)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	12.30% (Incl. 2.00% PIK)	10/24/2030	1,138	999	1,014	0.18
Apex Service Partners, LLC	(5)(7)	First Lien Revolver	S + 6.50%	1.00%	11.82%	10/24/2029	378	169	168	0.03
AVE Holdings III, Corp.	(5)(8)	First Lien Term Loan	S + 5.25%	0.75%	10.72%	2/25/2028	249	246	245	0.04
AVG Intermediate Holdings LLC	(5)(8)	First Lien Term Loan	S + 6.00%	1.00%	11.42%	3/16/2027	834	834	817	0.15
AVG Intermediate Holdings LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.00%	1.00%	11.42%	3/16/2027	3,071	3,071	3,010	0.55
AVG Intermediate Holdings LLC	(5)(7)	First Lien Revolver	S + 6.00%	1.00%	11.42%	3/16/2027	166	—	(3)	—
COP Hometown Acquisitions, Inc.	(5)(8)	First Lien Term Loan	S + 5.25%	1.00%	10.72%	7/16/2027	4,987	4,889	4,935	0.90
CVP Holdco, Inc.	(5)(13)	First Lien Term Loan	S + 5.00%	0.75%	10.44%	6/28/2031	22,159	22,104	22,103	4.03
CVP Holdco, Inc.	(5)(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	10.44%	6/28/2031	5,883	(7)	(15)	—
CVP Holdco, Inc.	(5)(7)(13)	First Lien Revolver	S + 5.00%	0.75%	10.44%	6/28/2031	2,353	(6)	(6)	—
EOS Fitness Opco Holdings, LLC	(5)(8)	First Lien Term Loan	S + 5.75%	0.75%	11.22%	1/5/2027	182	179	182	0.03
EOS Fitness Opco Holdings, LLC	(5)(8)	First Lien Term Loan	S + 5.25%	0.75%	10.72%	1/5/2027	1,637	1,609	1,629	0.30
EOS Fitness Opco Holdings, LLC	(5)(8)(13)	First Lien Term Loan	S + 5.75%	0.75%	11.22%	1/5/2027	150	148	150	0.03
EOS Fitness Opco Holdings, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.25%	0.75%	10.72%	1/5/2027	171	168	170	0.03
Essential Services Holding Corporation	(5)(13)	First Lien Term Loan	S + 5.00%	0.75%	10.34%	6/17/2030	10,617	10,591	10,591	1.93
Essential Services Holding Corporation	(5)(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	10.34%	6/17/2030	2,082	(3)	(5)	—
Essential Services Holding Corporation	(5)(7)(13)	First Lien Revolver	S + 5.00%	0.75%	10.34%	6/17/2030	1,301	(3)	(3)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services (continued)
Flint Opco, LLC	(5)(8)	First Lien Term Loan	S + 5.25%	1.00%	10.57%	8/15/2030	$249	$247	$249	0.05%
Flint Opco, LLC	(5)(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	1.00%	10.09%	8/15/2030	4,063	125	116	0.02
FSHS I, LLC	(5)(8)	First Lien Term Loan	S + 6.00%	0.75%	11.44%	11/18/2028	4,006	4,006	3,962	0.72
GS Seer Group Borrower LLC	(5)(8)	First Lien Term Loan	S + 6.75%	1.00%	12.07%	4/29/2030	4,975	4,881	4,913	0.89
GSV Holding, LLC	(5)(8)	First Lien Term Loan	S + 6.00%	1.00%	11.47%	4/3/2028	94	92	92	0.02
GSV Holding, LLC	(5)(7)(8)	First Lien Delayed Draw Term Loan	S + 6.00%	1.00%	11.47%	4/1/2028	155	146	146	0.03
Health Buyer LLC	(5)(8)	First Lien Term Loan	S + 5.50%	0.75%	10.97%	4/27/2029	1,973	1,950	1,948	0.36
Health Buyer LLC	(5)(8)	First Lien Term Loan	S + 5.50%	0.75%	10.97%	4/29/2029	1,019	1,015	1,014	0.18
Health Buyer LLC	(5)(7)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	0.75%	10.97%	4/27/2029	12,565	(31)	(60)	(0.01)
Home Service TopCo IV, Inc.	(5)(8)	First Lien Term Loan	S + 6.00%	1.00%	11.42%	12/31/2027	4,975	4,975	4,975	0.91
Innovetive Petcare, LLC	(5)(8)	First Lien Term Loan	S + 5.00%	1.00%	10.47%	6/30/2028	195	189	191	0.03
Innovetive Petcare, LLC	(5)(7)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	10.47%	6/30/2028	54	44	45	0.01
Midwest Veterinary Partners, LLC		First Lien Term Loan	S + 3.75%	0.00%	9.09%	4/27/2028	2,000	2,005	2,004	0.37
North Haven Stallone Buyer, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.25%	1.00%	10.84%	5/24/2027	249	241	241	0.04
PPV Intermediate Holdings, LLC	(5)(8)	First Lien Term Loan	S + 5.75%	0.75%	11.07%	8/31/2029	243	241	242	0.04
PPV Intermediate Holdings, LLC	(3)(5)(8)	First Lien Delayed Draw Term Loan	N/A	0.00%	13.75% PIK	8/31/2030	—	—	—	—
Southern Veterinary Partners, LLC		First Lien Term Loan	S + 3.75%	0.00%	9.09%	10/5/2027	4,848	4,867	4,864	0.89
Spartan Bidco PTY LTD	(5)(6)(8)	First Lien Term Loan	S + 0.75%	0.75%	12.48% (Incl. 6.25% PIK)	1/24/2028	258	249	258	0.05
Taymax Group Acquisition, LLC	(5)(8)	First Lien Term Loan	S + 6.00%	1.00%	11.44%	7/31/2026	1,492	1,492	1,489	0.27
University Support Services LLC	(8)	First Lien Term Loan	S + 2.75%	0.50%	8.09%	2/12/2029	3,839	3,841	3,841	0.70
Vertex Service Partners, LLC	(5)(8)	First Lien Term Loan	S + 5.50%	0.75%	10.82%	11/8/2030	249	245	249	0.05
VPP Intermediate Holdings, LLC	(5)(8)	First Lien Term Loan	S + 5.25%	1.00%	10.67%	12/1/2027	1,828	1,828	1,814	0.33
VPP Intermediate Holdings, LLC	(5)(7)	First Lien Delayed Draw Term Loan	S + 5.25%	1.00%	10.67%	12/1/2027	2,223	774	758	0.14
VPP Intermediate Holdings, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.25%	1.00%	10.67%	12/1/2027	2,203	2,203	2,186	0.40
VPP Intermediate Holdings, LLC	(5)(7)	First Lien Revolver	S + 5.25%	1.00%	10.67%	12/1/2027	223	—	(2)	—
								85,329	85,275	15.56
Diversified Financial Services
Arax MidCo, LLC	(5)(6)(13)	First Lien Term Loan	S + 5.75%	1.00%	11.09%	4/11/2029	9,018	8,925	8,905	1.62
Arax MidCo, LLC	(5)(6)(7)(13)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	11.09%	4/11/2029	4,689	(28)	(59)	(0.01)
Arax MidCo, LLC	(5)(6)(7)(13)	First Lien Revolver	S + 5.75%	0.00%	11.09%	4/11/2029	1,293	(16)	(16)	—
Cerity Partners Equity Holding LLC	(5)(8)	First Lien Term Loan	S + 5.25%	0.75%	10.57%	7/27/2029	5,588	5,563	5,532	1.00
Cerity Partners Equity Holding LLC	(5)(8)	First Lien Term Loan	S + 5.25%	0.75%	10.57%	7/28/2029	83	83	82	0.01
Cerity Partners Equity Holding LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.25%	0.75%	10.57%	7/30/2029	360	360	357	0.07
Cerity Partners Equity Holding LLC	(5)(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	0.75%	10.57%	7/28/2029	26,929	(67)	(269)	(0.05)
Cerity Partners Equity Holding LLC	(5)(7)	First Lien Revolver	S + 5.25%	0.75%	10.57%	7/28/2028	3,266	(9)	(33)	(0.01)
CFGI Holdings, LLC	(5)(8)	First Lien Term Loan	S + 4.50%	0.75%	9.84%	11/2/2027	4,782	4,709	4,734	0.86
CFGI Holdings, LLC	(5)(7)	First Lien Revolver	S + 4.50%	0.75%	9.84%	11/2/2027	191	(3)	(2)	—
Cherry Bekaert Advisory LLC	(5)(8)	First Lien Term Loan	S + 5.50%	0.75%	10.84%	6/30/2028	1,955	1,901	1,935	0.35
Cherry Bekaert Advisory LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.50%	0.75%	10.84%	6/30/2028	805	783	797	0.15
Cherry Bekaert Advisory LLC	(5)(7)	First Lien Revolver	S + 5.50%	0.75%	10.84%	6/30/2028	226	(6)	(2)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Financial Services (continued)
Citrin Cooperman Advisors, LLC	(5)(8)	First Lien Term Loan	S + 5.00%	0.75%	10.32%	10/1/2027	$834	$834	$834	0.15%
Citrin Cooperman Advisors, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	10.32%	10/1/2027	1,901	1,901	1,901	0.35
Citrin Cooperman Advisors, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	10.32%	10/1/2027	247	247	247	0.05
Contractual Buyer, LLC	(5)(8)	First Lien Term Loan	S + 6.00%	0.75%	11.25%	10/10/2030	249	245	249	0.05
Foreside Financial Group, LLC	(5)(8)	First Lien Term Loan	S + 5.25%	1.00%	10.72%	9/30/2027	5,759	5,670	5,744	1.05
Foreside Financial Group, LLC	(5)(7)	First Lien Revolver	S + 5.25%	1.00%	10.72%	9/30/2027	712	(11)	(2)	—
Heights Buyer, LLC	(5)(8)	First Lien Term Loan	S + 5.75%	1.00%	11.17%	8/25/2028	3,818	3,818	3,818	0.70
Heights Buyer, LLC	(5)(7)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	11.17%	8/25/2028	620	—	—	—
Heights Buyer, LLC	(5)(7)	First Lien Revolver	S + 5.75%	1.00%	11.17%	8/25/2028	543	31	31	0.01
Kriv Acquisition Inc.	(5)(8)	First Lien Term Loan	S + 6.50%	1.00%	11.82%	7/6/2029	2,271	2,255	2,271	0.41
Kriv Acquisition Inc.	(5)(7)	First Lien Delayed Draw Term Loan	S + 6.25%	1.00%	11.59%	7/6/2029	341	(2)	—	—
Kriv Acquisition Inc.	(5)(7)	First Lien Revolver	S + 6.25%	1.00%	11.59%	7/6/2029	377	(3)	—	—
Minotaur Acquisition, Inc.	(5)(8)(13)	First Lien Term Loan	S + 5.00%	1.00%	10.34%	6/2/2030	24,424	24,182	24,180	4.41
Minotaur Acquisition, Inc.	(5)(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	10.34%	6/3/2030	8,141	(41)	(81)	(0.01)
Minotaur Acquisition, Inc.	(5)(7)(13)	First Lien Revolver	S + 5.00%	1.00%	10.34%	6/3/2030	2,442	(24)	(24)	—
Pathstone Family Office LLC	(5)(6)(8)	First Lien Term Loan	S + 5.00%	1.00%	10.44%	5/15/2029	2,621	2,592	2,602	0.46
Pathstone Family Office LLC	(5)(6)(13)	First Lien Term Loan	S + 5.00%	1.00%	10.44%	5/15/2029	530	525	528	0.10
Pathstone Family Office LLC	(5)(6)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	10.44%	5/15/2029	285	282	283	0.05
Pathstone Family Office LLC	(5)(6)(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	0.00%	10.44%	5/15/2029	5,035	(25)	(25)	—
Pathstone Family Office LLC	(5)(6)(7)	First Lien Revolver	S + 5.00%	1.00%	10.44%	5/15/2028	87	(1)	(1)	—
R&T Acquisitions, LLC	(5)(8)	First Lien Term Loan	S + 5.75%	1.00%	11.07%	8/31/2030	2,046	2,027	2,031	0.37
R&T Acquisitions, LLC	(5)(7)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	11.07%	8/31/2030	771	(7)	(6)	—
RWA Wealth Partners, LLC	(5)(8)	First Lien Term Loan	S + 4.75%	1.00%	10.07%	8/31/2028	104	103	104	0.02
RWA Wealth Partners, LLC	(5)(7)	First Lien Delayed Draw Term Loan	S + 4.75%	1.00%	10.07%	8/31/2028	146	—	—	—
Wealth Enhancement Group, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	10.82%	10/4/2027	553	537	549	0.10
Wealth Enhancement Group, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	10.82%	10/2/2027	1,141	1,108	1,133	0.20
Wealth Enhancement Group, LLC	(5)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	10.82%	10/4/2027	1,194	1,159	1,185	0.22
Wealth Enhancement Group, LLC	(5)(7)	First Lien Revolver	S + 5.50%	1.00%	10.82%	10/2/2027	105	(3)	(1)	—
								69,594	69,511	12.68
Diversified Telecommunication Services
Zacapa S.a r.l.		First Lien Term Loan	S + 4.00%	0.50%	9.34%	3/22/2029	4,813	4,823	4,815	0.88
Guardian US Holdco LLC	(8)	First Lien Term Loan	S + 3.50%	0.50%	8.84%	1/31/2030	4,301	4,314	4,279	0.78
Virgin Media Bristol LLC	(8)	First Lien Term Loan	S + 3.25%	0.00%	8.69%	3/31/2031	2,877	2,841	2,723	0.50
								11,978	11,817	2.16

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Electrical Equipment
Infinite Bidco LLC	(5)(8)	First Lien Term Loan	S + 6.25%	1.00%	11.57%	3/2/2028	$249	$245	$246	0.04%
Power Grid Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 4.75%	0.75%	10.09%	11/30/2030	4,987	4,928	4,925	0.90
TPC Engineering Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 5.50%	0.00%	10.94%	2/16/2027	1,371	1,371	1,350	0.25
TPC Engineering Holdings, Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.50%	0.00%	10.94%	2/16/2027	64	64	63	0.01
TPC Engineering Holdings, Inc.	(5)(7)	First Lien Revolver	S + 5.50%	0.00%	10.94%	2/16/2027	1,565	462	438	0.08
								7,070	7,022	1.28
Electronic Equipment, Instruments and Components
AEP Passion Intermediate Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 6.50%	1.00%	12.00%	10/5/2027	249	249	246	0.04
Dwyer Instruments, LLC	(5)(8)	First Lien Term Loan	S + 5.75%	0.75%	11.17%	7/21/2027	233	230	233	0.04
Dwyer Instruments, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.75%	0.75%	11.17%	7/21/2027	16	16	16	—
Excelitas Technologies Corp.	(5)(8)	First Lien Term Loan	S + 5.25%	0.75%	10.57%	8/12/2029	193	191	192	0.04
Excelitas Technologies Corp.	(5)(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	0.75%	10.57%	8/12/2029	5,044	(12)	(24)	—
Phoenix 1 Buyer Corp.	(5)(8)	First Lien Term Loan	S + 5.50%	0.75%	10.82%	11/20/2030	249	247	249	0.05
Wildcat BuyerCo, Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	11.07%	2/26/2027	4,974	4,933	4,925	0.90
								5,854	5,837	1.07
Energy Equipment and Services
DMC Holdco, LLC	(5)(8)	First Lien Term Loan	S + 5.75%	1.00%	11.07%	7/13/2029	249	247	249	0.05
Integrated Power Services Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 4.50%	0.75%	9.95%	11/22/2028	4,434	4,363	4,423	0.81
Integrated Power Services Holdings, Inc.	(5)(13)	First Lien Term Loan	S + 4.50%	0.75%	9.95%	11/22/2028	4,497	4,491	4,486	0.82
Integrated Power Services Holdings, Inc.	(5)(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	0.75%	9.95%	11/22/2028	18,554	869	852	0.16
Integrated Power Services Holdings, Inc.	(5)(7)	First Lien Revolver	S + 4.50%	0.00%	9.95%	11/22/2027	544	77	84	0.02
Phillips & Temro Industries Inc.	(5)(8)	First Lien Term Loan	S + 5.00%	1.00%	10.47%	9/8/2025	247	246	246	0.04
								10,293	10,340	1.90
Financial Services
Ascensus Group Holdings, Inc.		First Lien Term Loan	S + 3.50%	0.50%	8.95%	8/2/2028	3,705	3,714	3,712	0.68
Baldwin Insurance Group Holdings, LLC, The	(6)(8)	First Lien Term Loan	S + 3.25%	0.00%	8.59%	5/26/2031	1,686	1,693	1,689	0.31
Boost Newco Borrower, LLC		First Lien Term Loan	S + 3.00%	0.00%	8.34%	1/31/2031	5,000	5,013	5,013	0.91
GTCR Everest Borrower, LLC	(8)	First Lien Term Loan	S + 3.00%	0.00%	8.34%	6/3/2031	5,000	4,988	5,009	0.91
								15,408	15,423	2.81
Food Products
Nonni's Foods LLC	(5)(8)	First Lien Term Loan	S + 5.25%	1.00%	10.69%	6/1/2026	249	248	249	0.05
Primary Products Finance LLC	(6)	First Lien Term Loan	S + 3.50%	0.50%	8.99%	4/2/2029	2,593	2,600	2,602	0.47
RB Holdings Interco, LLC	(5)(8)	First Lien Term Loan	S + 5.00%	1.00%	10.47%	5/4/2028	249	247	249	0.05
Sugar PPC Buyer LLC	(5)(8)	First Lien Term Loan	S + 6.00%	1.00%	11.34%	10/2/2030	249	245	249	0.05
Ultimate Baked Goods Midco LLC	(5)(8)	First Lien Term Loan	S + 6.25%	1.00%	11.69%	8/13/2027	2,614	2,603	2,601	0.47
Ultimate Baked Goods Midco LLC	(5)(13)	First Lien Term Loan	S + 5.50%	1.00%	10.94%	8/13/2027	580	577	576	0.11
Ultimate Baked Goods Midco LLC	(5)(7)	First Lien Revolver	S + 6.25%	1.00%	11.69%	8/13/2027	373	68	68	0.01
WPP Bullet Buyer, LLC	(5)(8)	First Lien Term Loan	S + 5.75%	1.00%	11.07%	12/7/2030	7,500	7,412	7,406	1.35
								14,000	14,000	2.56

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Health Care Technology
Acentra Holdings, LLC	(5)(8)	First Lien Term Loan	S + 5.50%	0.50%	10.82%	12/17/2029	$1,897	$1,897	$1,888	0.34%
Acentra Holdings, LLC	(5)(7)	First Lien Revolver	S + 5.50%	0.50%	10.82%	12/17/2029	94	23	23	—
athenahealth Group Inc.		First Lien Term Loan	S + 3.25%	0.50%	8.59%	2/15/2029	4,866	4,837	4,856	0.89
Caerus US 1 Inc.	(5)(6)(8)	First Lien Term Loan	S + 5.00%	0.75%	10.32%	5/25/2029	2,606	2,606	2,581	0.47
Cotiviti, Inc.	(8)	First Lien Term Loan	S + 3.25%	0.00%	8.59%	5/1/2031	1,995	2,000	1,990	0.36
Gainwell Acquisition Corp.	(8)	First Lien Term Loan	S + 4.00%	0.75%	9.44%	10/1/2027	1,995	1,906	1,937	0.35
IMO Investor Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 5.50%	0.75%	10.82%	5/11/2029	201	198	199	0.04
IMO Investor Holdings, Inc.	(5)	First Lien Delayed Draw Term Loan	S + 5.50%	0.75%	10.82%	5/11/2029	26	25	25	—
								13,492	13,499	2.45
Healthcare Equipment and Supplies
Agiliti Health, Inc.		First Lien Term Loan	S + 3.00%	0.00%	8.34%	5/1/2030	3,690	3,678	3,679	0.67
Alcor Scientific LLC	(5)(8)	First Lien Term Loan	S + 5.00%	1.00%	10.44%	1/31/2028	215	213	215	0.04
Aspen Medical Products, LLC	(5)(8)	First Lien Term Loan	S + 4.75%	1.00%	10.19%	6/15/2025	248	248	248	0.05
Belmont Instrument, LLC	(5)(8)	First Lien Term Loan	S + 6.25%	1.00%	11.57%	8/19/2028	2,985	2,951	2,985	0.54
Blades Buyer, Inc.	(5)(8)	First Lien Term Loan	S + 5.00%	1.00%	10.44%	3/28/2028	3,097	3,097	3,088	0.56
Blades Buyer, Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	10.44%	3/28/2028	1,736	1,736	1,730	0.32
Blades Buyer, Inc.	(5)(7)	First Lien Revolver	S + 4.75%	1.00%	10.19%	3/28/2028	155	44	43	0.01
CDL Parent, Inc.	(5)(8)	First Lien Term Loan	S + 5.00%	1.00%	10.50%	12/7/2027	250	246	250	0.05
CPC/Cirtec Holdings, Inc	(5)(8)	First Lien Term Loan	S + 6.25%	0.75%	11.59%	1/30/2029	4,975	4,975	4,975	0.91
CVET Midco 2, L.P.	(8)	First Lien Term Loan	S + 5.00%	0.50%	10.34%	10/15/2029	3,045	3,053	2,952	0.54
								20,241	20,165	3.69
Healthcare Providers and Services
AB Centers Acquisition Corp.	(5)(8)	First Lien Term Loan	S + 6.00%	0.75%	11.44%	9/6/2028	2,855	2,855	2,844	0.52
AB Centers Acquisition Corp.	(5)(7)	First Lien Revolver	S + 6.00%	0.75%	11.44%	9/6/2028	131	—	—	—
ACI Group Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 5.50%	0.75%	10.94%	8/2/2028	3,421	3,421	3,403	0.62
ACI Group Holdings, Inc.	(5)(7)(8)	First Lien Delayed Draw Term Loan	S + 5.50%	0.75%	10.94%	8/2/2028	1,258	907	901	0.16
ACI Group Holdings, Inc.	(5)(7)	First Lien Revolver	S + 5.50%	0.75%	10.94%	8/2/2027	298	75	73	0.01
Arrow Management Acquisition, LLC	(5)(8)	First Lien Term Loan	S + 5.00%	1.00%	10.32%	10/14/2027	462	453	456	0.08
Arrow Management Acquisition, LLC	(5)(7)(8)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	10.32%	10/14/2027	2,531	2,477	2,506	0.46
Azalea TopCo, Inc.		First Lien Term Loan	S + 3.50%	0.00%	8.84%	4/30/2031	4,551	4,531	4,554	0.83
Cardiology Management Holdings, LLC	(5)(8)	First Lien Term Loan	S + 6.25%	1.00%	11.57%	1/31/2029	104	104	104	0.02
Cardiology Management Holdings, LLC	(5)(7)(8)	First Lien Delayed Draw Term Loan	S + 6.25%	1.00%	11.57%	1/31/2029	74	74	73	0.01
Cardiology Management Holdings, LLC	(5)	First Lien Delayed Draw Term Loan	S + 6.25%	1.00%	11.57%	1/31/2029	71	2	2	—
Community Medical Acquisition Corp.	(5)(8)	First Lien Term Loan	S + 4.75%	1.00%	10.25%	12/15/2028	249	239	242	0.04
DCA Investment Holding LLC	(5)(8)	First Lien Term Loan	S + 6.41%	0.75%	11.73%	4/3/2028	2,656	2,565	2,630	0.48
DCA Investment Holding LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.41%	0.75%	11.73%	4/3/2028	327	317	324	0.06
DOCS, MSO, LLC	(5)(8)	First Lien Term Loan	S + 5.75%	0.75%	11.19%	6/1/2028	249	242	246	0.04
ENT MSO, LLC	(5)(8)	First Lien Term Loan	S + 6.50%	1.00%	11.92%	12/31/2025	137	137	136	0.02
ENT MSO, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 7.00%	1.00%	12.42%	12/31/2025	85	85	84	0.02
ENT MSO, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.50%	1.00%	11.92%	12/31/2025	27	27	27	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Providers and Services (continued)
Golden State Buyer, Inc.	(5)(8)	First Lien Term Loan	S + 4.75%	0.75%	10.19%	6/22/2026	$244	$244	$244	0.05%
ImageFirst Holdings, LLC	(5)(7)	First Lien Revolver	S + 4.00%	0.75%	9.34%	4/27/2028	2,094	381	409	0.07
IvyRehab Intermediate II, LLC	(5)(8)	First Lien Term Loan	S + 5.00%	0.75%	10.42%	4/21/2029	202	199	199	0.04
IvyRehab Intermediate II, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	10.42%	4/21/2029	12	12	12	—
NJEye LLC	(5)(8)	First Lien Term Loan	S + 4.75%	1.00%	10.25%	3/14/2025	1,062	1,062	1,062	0.19
NJEye LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 4.75%	1.00%	10.25%	3/14/2025	750	750	750	0.14
NJEye LLC	(5)(7)	First Lien Revolver	S + 4.75%	1.00%	10.25%	3/14/2025	184	—	—	—
OB Hospitalist Group, Inc.	(5)(8)	First Lien Term Loan	S + 5.50%	0.75%	10.97%	9/27/2027	230	229	229	0.04
OIS Management Services, LLC	(5)(8)	First Lien Term Loan	S + 5.75%	0.75%	11.17%	11/16/2028	1,732	1,732	1,732	0.32
OIS Management Services, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.75%	0.75%	11.17%	11/16/2028	1,253	1,253	1,253	0.23
ONS MSO, LLC	(5)(8)	First Lien Term Loan	S + 6.25%	1.00%	11.67%	7/8/2026	249	248	249	0.05
Orsini Pharmaceutical Services, LLC	(5)(8)	First Lien Term Loan	S + 5.25%	0.75%	10.69%	5/2/2029	4,679	4,626	4,637	0.85
Orsini Pharmaceutical Services, LLC	(5)(7)	First Lien Revolver	S + 5.25%	0.75%	10.69%	5/2/2028	297	(3)	(2)	—
Phynet Dermatology LLC	(5)(8)	First Lien Term Loan	S + 6.50%	1.00%	11.82%	10/20/2029	249	246	246	0.04
PS Intermediate Holdco II, LLC	(5)(8)	First Lien Term Loan	S + 5.50%	1.00%	10.94%	4/25/2025	2,468	2,468	2,468	0.45
PS Intermediate Holdco II, LLC	(5)(8)	First Lien Term Loan	S + 5.50%	1.00%	10.94%	4/25/2025	252	252	252	0.05
PS Intermediate Holdco II, LLC	(5)(7)	First Lien Revolver	S + 5.50%	1.00%	10.94%	4/29/2025	265	80	80	0.01
RxSense Holdings LLC	(5)(8)	First Lien Term Loan	S + 5.00%	1.00%	10.42%	3/11/2026	2,984	2,978	2,984	0.54
SCP Eye Care Holdco, LLC	(5)(7)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	10.94%	10/7/2029	249	159	156	0.03
Select Medical Corporation	(6)	First Lien Term Loan	S + 3.00%	0.00%	8.34%	3/6/2027	4,880	4,897	4,888	0.89
SM Wellness Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 4.50%	0.75%	10.09%	4/17/2028	223	223	223	0.04
SM Wellness Holdings, Inc.	(5)(8)	Second Lien Term Loan	S + 8.00%	0.75%	13.59%	4/16/2029	26	25	26	—
Smile Doctors LLC	(5)(8)	First Lien Term Loan	S + 5.90%	0.75%	11.32%	12/23/2028	2,484	2,484	2,484	0.45
Smile Doctors LLC	(5)(7)	First Lien Delayed Draw Term Loan	S + 5.90%	0.75%	11.32%	12/23/2028	223	84	85	0.02
Smile Doctors LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.90%	0.75%	11.32%	12/23/2028	280	280	280	0.05
Specialized Dental Holdings II, LLC	(5)(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	1.00%	14.84%	11/1/2027	9,005	(44)	—	—
SpecialtyCare, Inc.	(5)(8)	First Lien Term Loan	S + 5.75%	1.00%	11.34%	6/18/2028	2,972	2,718	2,801	0.51
SpecialtyCare, Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	11.34%	6/19/2028	20	19	19	—
STCH Acquisition Inc.	(5)(8)	First Lien Term Loan	S + 6.00%	1.00%	11.42%	10/30/2026	2,460	2,460	2,460	0.45
STCH Acquisition Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.00%	1.00%	11.42%	10/30/2026	275	274	275	0.05
STCH Acquisition Inc.	(5)(7)	First Lien Revolver	S + 6.00%	0.00%	11.42%	10/30/2026	251	—	—	—
Summit Behavioral Healthcare, LLC	(8)	First Lien Term Loan	S + 4.25%	0.75%	9.59%	11/24/2028	3,041	3,041	3,059	0.56
The GI Alliance Management, LLC	(5)(8)	First Lien Term Loan	S + 5.50%	1.00%	10.97%	9/15/2028	2,463	2,463	2,414	0.44
The GI Alliance Management, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	10.97%	9/15/2028	522	522	511	0.09
TST Intermediate Holdings, LLC	(5)(8)	First Lien Term Loan	S + 5.75%	1.00%	11.19%	11/27/2026	123	122	123	0.02
Turningpoint Healthcare Solutions, LLC	(5)(8)	First Lien Term Loan	S + 4.75%	1.00%	10.19%	7/14/2027	1,734	1,734	1,730	0.32
Turningpoint Healthcare Solutions, LLC	(5)(7)	First Lien Revolver	S + 4.75%	1.00%	10.19%	7/14/2027	257	128	128	0.02
U.S. Endodontics Partners Holdings, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 4.75%	1.00%	10.09%	11/1/2027	2,985	2,939	2,985	0.54
United Digestive MSO Parent, LLC	(5)(8)	First Lien Term Loan	S + 6.50%	1.00%	11.97%	3/30/2029	249	249	244	0.04
Urology Management Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 6.04%	1.00%	11.54%	6/15/2026	143	140	141	0.03
Urology Management Holdings, Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.04%	1.00%	11.54%	6/15/2026	105	103	104	0.02
USHV Management, LLC	(5)(8)	First Lien Term Loan	S + 6.50%	1.00%	11.92%	12/23/2027	1,986	1,973	1,950	0.36
USHV Management, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.38%	1.00%	11.80%	12/23/2027	982	976	964	0.18
WCG Purchaser Corp.	(8)	First Lien Term Loan	S + 3.50%	1.00%	8.84%	1/8/2027	2,494	2,502	2,498	0.46
								65,739	65,957	12.01

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Hotels, Restaurants and Leisure
Dave & Buster's, Inc.	(6)	First Lien Term Loan	S + 3.25%	0.50%	8.59%	6/29/2029	$5,000	$5,016	$5,011	0.91%
Movati Athletic (Group) Inc.	(5)(6)(8)(13)	First Lien Term Loan	C + 5.25%	0.00%	10.89%	5/29/2030	CAD 28,875	20,736	20,799	3.79
Movati Athletic (Group) Inc.	(5)(6)(7)(13)	First Lien Delayed Draw Term Loan	C + 5.25%	1.00%	10.89%	5/29/2030	CAD 3,500	(38)	(38)	(0.01)
Movati Athletic (Group) Inc.	(5)(6)(7)(13)	First Lien Revolver	C + 5.25%	0.00%	10.89%	5/29/2029	CAD 2,625	354	356	0.06
Southpaw AP Buyer, LLC	(5)(13)	First Lien Term Loan	S + 5.50%	1.00%	10.97%	3/2/2028	23,325	23,142	23,325	4.25
Southpaw AP Buyer, LLC	(5)(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	0.00%	10.59%	3/2/2028	4,220	(15)	—	—
Southpaw AP Buyer, LLC	(5)(7)	First Lien Revolver	S + 5.25%	0.00%	10.59%	3/2/2028	2,178	(18)	—	—
								49,177	49,453	9.00
Household Products
TPC US Parent, LLC	(5)(8)	First Lien Term Loan	S + 5.50%	1.00%	10.97%	11/24/2025	180	180	179	0.03
TPC US Parent, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	10.97%	11/24/2025	69	69	69	0.01
								249	248	0.04
Industrial Conglomerates
FCG Acquisitions, Inc.	(8)	First Lien Term Loan	S + 3.75%	0.50%	9.35%	3/31/2028	4,987	4,975	4,994	0.91
Harvey Tool Company, LLC	(5)(8)	First Lien Term Loan	S + 5.50%	0.75%	10.97%	10/26/2027	3,616	3,484	3,607	0.66
Harvey Tool Company, LLC	(5)(8)(13)	First Lien Term Loan	S + 5.50%	0.75%	10.97%	10/26/2027	16,578	16,495	16,537	3.01
Harvey Tool Company, LLC	(5)	First Lien Delayed Draw Term Loan	S + 5.50%	0.75%	10.97%	10/26/2027	947	913	945	0.17
Harvey Tool Company, LLC	(5)(7)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	0.75%	10.97%	10/26/2027	6,527	(16)	(16)	—
Harvey Tool Company, LLC	(5)(7)	First Lien Revolver	S + 5.50%	0.75%	10.97%	10/26/2027	2,372	(25)	(6)	—
								25,826	26,061	4.75
Insurance
Accession Risk Management, Inc.	(5)(8)	First Lien Term Loan	S + 5.50%	0.75%	10.97%	11/1/2029	249	247	249	0.05
Acrisure, LLC	(8)	First Lien Term Loan	S + 3.25%	0.00%	8.59%	11/6/2030	4,182	4,187	4,182	0.76
Alera Group, Inc.	(5)(8)	First Lien Term Loan	S + 5.25%	0.75%	10.59%	10/2/2028	2,324	2,303	2,299	0.42
Alera Group, Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.25%	0.75%	10.59%	10/2/2028	661	654	653	0.12
AMBA Buyer, Inc.	(5)(8)	First Lien Term Loan	S + 5.25%	0.75%	10.67%	7/30/2027	3,621	3,591	3,584	0.65
AMBA Buyer, Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.25%	0.75%	10.67%	7/30/2027	1,078	1,069	1,067	0.19
AMBA Buyer, Inc.	(5)(7)	First Lien Revolver	S + 5.25%	0.75%	10.67%	7/30/2027	276	(2)	(3)	—
Amerilife Holdings LLC	(5)(8)	First Lien Term Loan	S + 5.75%	0.75%	11.09%	8/31/2029	4,696	4,652	4,684	0.85
Amerilife Holdings LLC	(5)(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	10.32%	8/21/2029	15,992	1,151	1,140	0.21
Amerilife Holdings LLC	(5)(7)	First Lien Revolver	S + 5.00%	0.75%	10.32%	8/31/2028	595	(5)	(1)	—
AQ Sunshine, Inc.	(5)(8)	First Lien Term Loan	S + 6.25%	1.00%	11.72%	4/15/2027	4,788	4,757	4,788	0.87
AQ Sunshine, Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.25%	1.00%	11.72%	4/15/2027	187	185	187	0.03
Ardonagh Group Finco Pty Ltd		First Lien Term Loan	S + 3.75%	0.00%	9.09%	2/27/2031	5,000	4,975	4,997	0.91
AssuredPartners, Inc	(8)	First Lien Term Loan	S + 3.50%	0.50%	8.84%	2/14/2031	2,915	2,911	2,925	0.53
Asurion, LLC	(8)	First Lien Term Loan	S + 3.25%	0.00%	8.70%	12/23/2026	4,488	4,425	4,457	0.81
Beyond Risk Parent Holdings, Inc.	(5)	First Lien Term Loan	S + 4.50%	0.75%	9.92%	10/8/2027	82	82	81	0.01
Beyond Risk Parent Holdings, Inc.	(5)	First Lien Delayed Draw Term Loan	S + 4.50%	0.75%	9.92%	10/8/2027	167	165	165	0.03

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Insurance (continued)
Broadstreet Partners, Inc.	(8)	First Lien Term Loan	S + 3.25%	0.00%	8.59%	6/13/2031	$1,189	$1,188	$1,188	0.22%
Galway Borrower LLC	(5)(8)	First Lien Term Loan	S + 5.25%	0.75%	10.67%	9/29/2028	2,957	2,848	2,957	0.54
HIG Finance 2 Limited	(6)(8)	First Lien Term Loan	S + 3.50%	0.50%	8.84%	2/15/2031	2,494	2,503	2,502	0.46
Imagine 360 LLC	(5)(8)	First Lien Term Loan	S + 5.50%	1.00%	10.97%	9/30/2026	1,974	1,949	1,974	0.36
Imagine 360 LLC	(5)(7)	First Lien Revolver	S + 5.50%	0.00%	10.97%	9/30/2026	16	—	—	—
Integrity Marketing Acquisition, LLC	(5)(8)	First Lien Term Loan	S + 6.03%	0.75%	11.45%	8/27/2026	192	191	192	0.04
Integrity Marketing Acquisition, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.80%	1.00%	11.22%	8/27/2026	644	640	644	0.12
Integrity Marketing Acquisition, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.05%	0.75%	11.47%	8/27/2026	400	397	400	0.07
Integrity Marketing Acquisition, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.02%	0.75%	11.34%	8/27/2026	3,395	3,384	3,395	0.62
Integrity Marketing Acquisition, LLC	(5)(7)	First Lien Revolver	S + 6.50%	1.00%	11.84%	8/27/2026	122	(1)	—	—
KWOR Acquisition, Inc.	(5)(8)	First Lien Term Loan	S + 5.25%	1.00%	10.72%	12/22/2028	3,873	3,811	3,747	0.68
KWOR Acquisition, Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.25%	1.00%	10.72%	12/22/2028	261	256	252	0.05
KWOR Acquisition, Inc.	(5)(7)	First Lien Revolver	S + 5.15%	0.00%	10.47%	12/22/2027	157	118	116	0.02
McLarens Midco Inc.	(5)(8)	First Lien Term Loan	S + 5.50%	0.75%	10.97%	12/19/2025	2,742	2,720	2,742	0.50
McLarens Midco Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.50%	0.75%	10.97%	12/19/2025	2,234	2,216	2,234	0.41
Oakbridge Insurance Agency, LLC	(5)(8)	First Lien Term Loan	S + 5.50%	0.75%	10.84%	11/1/2029	249	247	249	0.05
OneDigital Borrower LLC		First Lien Term Loan	S + 3.25%	0.00%	8.59%	6/13/2031	3,055	3,039	3,051	0.56
OneDigital Borrower LLC	(8)	First Lien Term Loan	S + 4.25%	0.50%	9.69%	11/16/2027	1,711	1,711	1,709	0.31
Pareto Health Intermediate Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 6.25%	1.00%	11.57%	5/31/2030	1,828	1,828	1,828	0.33
Pareto Health Intermediate Holdings, Inc.	(5)(7)	First Lien Revolver	S + 6.50%	1.00%	11.84%	6/1/2029	163	—	—	—
Patriot Growth Insurance Services, LLC	(5)(8)	First Lien Term Loan	S + 5.00%	0.75%	10.47%	10/16/2028	194	187	193	0.04
Patriot Growth Insurance Services, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	10.47%	10/16/2028	54	52	54	0.01
Riser Interco LLC	(5)(8)	First Lien Term Loan	S + 6.00%	0.75%	11.32%	10/31/2029	2,985	2,958	2,985	0.54
Riser Interco LLC	(5)(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	10.34%	10/31/2029	31,644	4,585	4,505	0.82
Simplicity Financial Marketing Group Holdings Inc.	(5)(8)	First Lien Term Loan	S + 6.00%	1.00%	11.47%	12/2/2026	56	55	55	0.01
Simplicity Financial Marketing Group Holdings Inc.	(5)(8)	First Lien Term Loan	S + 6.29%	1.00%	11.76%	12/2/2026	838	827	834	0.15
Simplicity Financial Marketing Group Holdings Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.00%	1.00%	11.47%	12/2/2026	678	665	665	0.12
Simplicity Financial Marketing Group Holdings Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.29%	1.00%	11.76%	12/2/2026	1,412	1,394	1,405	0.26
Summit Acquisition Inc.	(5)(8)	First Lien Term Loan	S + 6.75%	0.75%	12.07%	5/1/2030	249	249	249	0.05
THG Acquisition, LLC	(5)	First Lien Delayed Draw Term Loan	S + 5.50%	0.75%	10.94%	12/2/2026	4,588	4,588	4,554	0.83
World Insurance Associates, LLC	(5)(8)	First Lien Term Loan	S + 6.75%	1.00%	12.07%	4/3/2028	784	784	784	0.14
World Insurance Associates, LLC	(5)(7)	First Lien Revolver	S + 6.00%	1.00%	11.34%	4/3/2028	212	(2)	(1)	—
								80,734	80,916	14.75
Internet Software & Services
Cardinal Parent, Inc.	(5)(8)	First Lien Term Loan	S + 4.50%	0.75%	9.97%	11/12/2027	249	231	234	0.04
Rally Buyer, Inc.	(5)(8)	First Lien Term Loan	S + 5.75%	0.75%	11.07%	7/19/2028	177	177	177	0.03
Rally Buyer, Inc.	(5)	First Lien Delayed Draw Term Loan	S + 5.75%	0.75%	11.07%	7/19/2028	15	15	15	—
Spirit RR Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 5.00%	0.75%	10.42%	9/13/2028	5,973	5,972	5,973	1.09
Spirit RR Holdings, Inc.	(5)(7)	First Lien Revolver	S + 5.00%	0.75%	10.42%	9/13/2028	497	83	83	0.02
								6,478	6,482	1.18

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
IT Services
Integra US Bidco Inc.	(5)(8)	First Lien Term Loan	S + 4.75%	1.00%	10.22%	12/26/2025	$212	$210	$212	0.04%
Integra US Bidco Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 4.75%	1.00%	10.22%	12/26/2025	37	36	37	0.01
LogicMonitor, Inc.	(5)(8)	First Lien Term Loan	S + 6.50%	0.00%	11.82%	5/15/2026	250	250	250	0.05
Marco Technologies, LLC	(5)(8)	First Lien Term Loan	S + 5.25%	1.00%	10.57%	11/24/2026	250	247	249	0.05
NTI Connect, LLC	(5)(8)	First Lien Term Loan	S + 5.50%	1.00%	10.94%	1/30/2026	210	207	207	0.04
NTI Connect, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	10.94%	1/30/2026	39	38	38	0.01
OEConnection LLC	(5)(13)	First Lien Term Loan	S + 5.25%	0.75%	10.59%	4/22/2031	25,739	25,678	25,674	4.68
OEConnection LLC	(5)(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	0.00%	10.59%	4/22/2031	4,469	(5)	(11)	—
OEConnection LLC	(5)(7)(13)	First Lien Revolver	S + 5.25%	0.75%	10.59%	4/22/2031	2,793	(7)	(7)	—
Safety Borrower Holdings LLC	(5)(8)	First Lien Term Loan	S + 5.25%	1.00%	10.84%	9/1/2027	249	247	249	0.05
SailPoint Technologies Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 6.00%	0.75%	11.34%	8/16/2029	250	250	250	0.05
								27,151	27,148	4.98
Leisure Products
Topgolf Callaway Brands Corp.	(6)	First Lien Term Loan	S + 3.00%	0.00%	8.34%	3/18/2030	2,313	2,321	2,323	0.42
								2,321	2,323	0.42
Life Sciences Tools & Services
Emmes Blocker, Inc.	(5)(8)	First Lien Term Loan	S + 5.50%	0.75%	10.82%	7/7/2028	149	149	149	0.03
Emmes Blocker, Inc.	(5)	First Lien Delayed Draw Term Loan	S + 5.50%	0.75%	10.82%	7/7/2028	100	100	100	0.02
KWOL Acquisition, Inc.	(5)(8)	First Lien Term Loan	S + 6.25%	0.75%	11.50%	12/12/2029	249	246	249	0.05
Parexel International Inc.	(8)	First Lien Term Loan	S + 3.25%	0.50%	8.70%	11/15/2028	2,469	2,475	2,477	0.45
Sotera Health Holdings, LLC	(6)	First Lien Term Loan	S + 3.25%	0.00%	8.59%	5/30/2031	4,173	4,161	4,172	0.76
								7,131	7,147	1.31
Machinery
Arch Cutting Tools Corp.	(5)(8)	First Lien Term Loan	S + 4.75%	0.00%	10.17%	4/1/2026	249	244	246	0.04
CD&R Hydra Buyer, Inc.		First Lien Term Loan	S + 4.00%	0.00%	9.34%	3/25/2031	4,899	4,922	4,914	0.90
Clyde Industries US Holdco, Inc.	(5)(8)	First Lien Term Loan	S + 5.00%	1.00%	10.47%	12/18/2025	233	232	233	0.04
Dynatect Group Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 4.50%	1.00%	9.92%	9/30/2026	1,758	1,758	1,758	0.32
Dynatect Group Holdings, Inc.	(5)(7)	First Lien Revolver	S + 4.50%	1.00%	9.92%	6/30/2026	1,236	—	—	—
Flow Control Solutions, Inc.	(5)(8)	First Lien Term Loan	S + 5.00%	0.75%	10.32%	3/31/2029	143	142	142	0.03
Flow Control Solutions, Inc.	(5)(8)	First Lien Term Loan	S + 5.00%	0.75%	10.32%	3/31/2029	38	38	38	0.01
Flow Control Solutions, Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	10.32%	3/31/2029	68	67	67	0.01
Flow Control Solutions, Inc.	(5)(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	10.32%	3/31/2029	7,901	140	110	0.02
Flow Control Solutions, Inc.	(5)(7)(13)	First Lien Revolver	S + 5.00%	0.75%	10.32%	3/31/2029	1,411	(11)	(11)	—
Merlin Buyer, Inc.	(5)(8)	First Lien Term Loan	S + 4.75%	0.50%	10.09%	12/14/2028	2,390	2,318	2,390	0.44
Merlin Buyer, Inc.	(5)(7)	First Lien Revolver	S + 3.75%	0.00%	9.09%	12/14/2026	598	(7)	(13)	—
Process Insights Acquisition, Inc.	(5)(8)	First Lien Term Loan	S + 6.25%	1.00%	11.57%	7/18/2029	249	248	246	0.04
WCI-Cedar Purchaser, LLC	(5)(8)	First Lien Term Loan	S + 4.50%	1.00%	10.09%	12/31/2027	249	249	247	0.05
								10,340	10,367	1.90

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Media
Arches Buyer Inc.		First Lien Term Loan	S + 3.25%	0.00%	8.69%	12/6/2027	$2,992	$2,916	$2,869	0.52%
Getty Images, Inc.	(6)	First Lien Term Loan	S + 4.50%	0.00%	9.94%	2/19/2026	4,837	4,854	4,842	0.88
Klick, Inc.	(5)(6)(8)	First Lien Term Loan	S + 4.50%	1.00%	9.92%	3/31/2028	2,175	2,175	2,175	0.40
Klick, Inc.	(5)(6)(7)	First Lien Revolver	S + 4.50%	1.00%	9.92%	3/31/2026	813	325	325	0.06
MH Sub I, LLC (Micro Holding Corp.)		First Lien Term Loan	S + 4.25%	0.00%	9.59%	5/3/2028	4,987	4,978	4,988	0.91
Red Ventures, LLC (New Imagitas, Inc.)	(8)	First Lien Term Loan	S + 3.00%	0.00%	8.34%	3/3/2030	1,995	1,997	1,975	0.36
Trunk Acquisition, Inc.	(5)(8)	First Lien Term Loan	S + 5.75%	1.00%	11.22%	2/19/2027	233	233	233	0.04
Trunk Acquisition, Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	11.22%	2/19/2027	16	16	16	—
W2O Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 4.75%	1.00%	10.07%	6/12/2026	4,974	4,956	4,910	0.90
								22,450	22,333	4.07
Oil, Gas and Consumable Fuels
Brazos Delaware II, LLC	(8)	First Lien Term Loan	S + 3.50%	0.50%	8.84%	2/11/2030	1,995	1,999	2,005	0.37
EDPO, LLC	(5)(8)	First Lien Term Loan	S + 4.50%	0.75%	9.84%	12/8/2027	4,787	4,787	4,727	0.86
EDPO, LLC	(5)(7)	First Lien Delayed Draw Term Loan	S + 4.50%	0.75%	9.84%	12/8/2027	131	—	(2)	—
EDPO, LLC	(5)(7)	First Lien Revolver	S + 4.50%	1.00%	9.84%	12/8/2026	57	—	(1)	—
Medallion Midland Acquisition, L.P.	(8)	First Lien Term Loan	S + 3.50%	0.00%	8.84%	10/18/2028	1,995	2,002	2,007	0.36
Valicor PPC Intermediate II LLC	(5)(8)	First Lien Term Loan	S + 4.25%	1.00%	9.69%	7/24/2026	177	176	177	0.03
Valicor PPC Intermediate II LLC	(5)(8)	First Lien Term Loan	S + 6.00%	1.00%	11.44%	7/24/2026	29	29	29	0.01
Valicor PPC Intermediate II LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 4.25%	1.00%	9.69%	7/24/2026	42	42	42	0.01
								9,035	8,984	1.64
Pharmaceuticals
Bridges Consumer Healthcare Intermediate LLC	(5)(8)	First Lien Term Loan	S + 6.19%	1.00%	11.61%	1/20/2027	249	246	249	0.05
Exactcare Parent Inc.	(5)(8)	First Lien Term Loan	S + 6.50%	1.00%	11.82%	11/5/2029	249	245	249	0.05
								491	498	0.10
Professional Services
Analytic Partners, LP	(5)(8)	First Lien Term Loan	S + 5.00%	0.75%	10.32%	4/4/2028	249	245	245	0.04
Applied Technical Services, LLC	(5)(8)	First Lien Term Loan	S + 5.75%	1.00%	11.22%	12/29/2026	116	114	115	0.02
Applied Technical Services, LLC	(5)(8)	First Lien Term Loan	S + 6.00%	1.00%	11.47%	12/29/2026	25	24	24	—
Applied Technical Services, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	11.22%	12/29/2026	108	107	108	0.02
Clinical Education Alliance, LLC	(5)(8)	First Lien Term Loan	S + 5.50%	1.00%	10.97%	12/21/2026	45	44	45	0.01
Clinical Education Alliance, LLC	(5)(8)	First Lien Term Loan	S + 5.00%	1.00%	10.47%	12/21/2026	204	198	199	0.04
DISA Holdings Corp.	(5)(8)	First Lien Term Loan	S + 5.00%	0.75%	10.32%	9/9/2028	197	197	197	0.04
DISA Holdings Corp.	(5)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	10.32%	9/9/2028	53	53	53	0.01
DTI Holdco, Inc.	(5)(8)	First Lien Term Loan	S + 4.75%	0.75%	10.09%	4/26/2029	249	247	249	0.05
Foreigner Bidco Inc.	(5)(8)	First Lien Term Loan	S + 5.50%	1.00%	10.94%	4/19/2028	225	225	225	0.04
Foreigner Bidco Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	10.94%	4/19/2028	25	25	25	—
Grant Thornton Advisors LLC	(8)	First Lien Term Loan	S + 3.25%	0.00%	8.59%	5/31/2031	1,551	1,551	1,557	0.28

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Professional Services (continued)
HSI Halo Acquisition, Inc.	(5)(13)	First Lien Term Loan	S + 5.00%	0.75%	10.32%	6/30/2031	$8,217	$8,196	$8,196	1.49%
HSI Halo Acquisition, Inc.	(5)(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	0.00%	10.07%	6/30/2031	1,467	(2)	(4)	—
HSI Halo Acquisition, Inc.	(5)(7)(13)	First Lien Revolver	S + 4.75%	0.00%	10.07%	6/28/2030	978	(2)	(2)	—
Iris Buyer LLC	(5)(8)	First Lien Term Loan	S + 6.25%	1.00%	11.59%	10/2/2030	249	245	249	0.05
Jensen Hughes, Inc.	(5)(8)	First Lien Term Loan	S + 5.75%	1.00%	11.19%	3/24/2025	2,914	2,914	2,900	0.53
Jensen Hughes, Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	11.19%	3/24/2025	2,073	2,073	2,062	0.38
Medical Review Institute of America, LLC	(5)(8)	First Lien Term Loan	S + 5.00%	0.00%	10.32%	7/3/2025	249	249	249	0.05
MHE Intermediate Holdings, LLC	(5)(8)	First Lien Term Loan	S + 6.00%	1.00%	11.47%	7/21/2027	630	624	630	0.11
MHE Intermediate Holdings, LLC	(5)(8)	First Lien Term Loan	S + 6.25%	1.00%	11.72%	7/21/2027	50	50	50	0.01
MHE Intermediate Holdings, LLC	(5)(8)	First Lien Term Loan	S + 6.50%	1.00%	11.97%	7/21/2027	45	45	45	0.01
MHE Intermediate Holdings, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.00%	1.00%	11.47%	7/21/2027	173	172	173	0.03
MHE Intermediate Holdings, LLC	(5)(7)	First Lien Revolver	S + 6.00%	1.00%	11.47%	7/21/2027	60	(1)	—	—
OMNIA Partners, LLC		First Lien Term Loan	S + 3.25%	0.00%	8.59%	7/25/2030	4,500	4,523	4,508	0.82
Propio LS, LLC	(5)(13)	First Lien Term Loan	S + 5.50%	0.75%	10.82%	7/17/2030	2,736	2,717	2,695	0.49
Ruppert Landscape, LLC	(5)(8)	First Lien Term Loan	S + 5.75%	0.75%	11.25%	12/1/2028	577	565	572	0.10
Ruppert Landscape, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.75%	0.75%	11.25%	12/1/2028	2,407	2,357	2,381	0.43
Ruppert Landscape, LLC	(5)(7)(13)	First Lien Delayed Draw Term Loan	S + 5.75%	0.75%	11.25%	12/1/2028	11,899	(57)	(133)	(0.02)
Ruppert Landscape, LLC	(5)(7)(13)	First Lien Revolver	S + 5.75%	0.75%	11.25%	12/1/2028	793	151	151	0.03
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)		First Lien Term Loan	S + 3.75%	0.00%	9.09%	2/24/2028	3,759	3,749	3,767	0.69
Skopima Consilio Parent LLC		First Lien Term Loan	S + 4.00%	0.50%	9.45%	5/12/2028	4,987	4,979	4,989	0.91
Tempo Buyer Corp.	(5)(8)	First Lien Term Loan	S + 4.75%	0.75%	10.07%	8/26/2028	249	248	249	0.05
TRC Companies LLC	(8)	First Lien Term Loan	S + 3.75%	0.50%	9.20%	12/8/2028	4,660	4,662	4,676	0.85
USRP Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 5.75%	1.00%	11.19%	7/23/2027	4,382	4,382	4,382	0.80
USRP Holdings, Inc.	(5)(7)	First Lien Revolver	S + 5.75%	0.00%	11.19%	7/23/2027	184	—	—	—
Vensure Employer Services	(5)(7)	First Lien Delayed Draw Term Loan	S + 5.25%	0.75%	10.57%	12/17/2029	249	169	169	0.03
								46,038	45,996	8.39
Real Estate Management and Development
Sako and Partners Lower Holdings LLC	(5)(8)	First Lien Term Loan	S + 6.00%	1.00%	11.47%	9/15/2028	3,760	3,761	3,761	0.69
Sako and Partners Lower Holdings LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.00%	1.00%	11.47%	9/15/2028	898	898	898	0.16
Sako and Partners Lower Holdings LLC	(5)(7)	First Lien Revolver	S + 4.75%	1.00%	10.09%	9/15/2028	317	—	—	—
								4,659	4,659	0.85
Road and Rail
AMS Parent, LLC	(5)(8)	First Lien Term Loan	S + 4.75%	0.75%	10.20%	10/25/2028	249	245	245	0.04
								245	245	0.04

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software
365 Retail Markets, LLC	(5)(8)	First Lien Term Loan	S + 4.75%	1.00%	10.22%	12/23/2026	$138	$138	$138	0.03%
365 Retail Markets, LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 4.75%	1.00%	10.22%	12/23/2026	111	111	111	0.02
Adelaide Borrower, LLC	(5)(8)(13)	First Lien Term Loan	S + 3.38%	0.75%	11.59% (Incl. 3.38% PIK)	5/8/2030	7,325	7,181	7,237	1.32
Adelaide Borrower, LLC	(5)(7)(13)	First Lien Delayed Draw Term Loan	S + 6.25%	0.00%	12.07% (Incl. 3.38% PIK)	5/8/2030	1,670	(16)	(20)	—
Adelaide Borrower, LLC	(5)(7)(13)	First Lien Revolver	S + 3.38%	0.75%	8.71%	5/8/2030	1,040	(20)	(12)	—
Banker's Toolbox, Inc.	(5)(8)	First Lien Term Loan	S + 5.25%	0.75%	10.60%	7/27/2027	3,659	3,628	3,659	0.67
Banker's Toolbox, Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.25%	0.75%	10.60%	7/27/2027	660	654	660	0.12
Banker's Toolbox, Inc.	(5)(7)	First Lien Revolver	S + 5.25%	0.75%	10.60%	7/27/2027	637	240	245	0.04
Bluecat Networks (USA) Inc.	(5)(6)(8)	First Lien Term Loan	S + 4.00%	0.75%	11.30% (Incl. 2.00% PIK)	8/8/2028	183	183	183	0.03
Bluecat Networks (USA) Inc.	(5)(6)(7)	First Lien Delayed Draw Term Loan	S + 4.00%	0.75%	9.32% (Incl. 2.00% PIK)	8/8/2028	34	6	6	—
Bluecat Networks (USA) Inc.	(5)(6)(8)	First Lien Delayed Draw Term Loan	S + 4.00%	0.75%	11.30% (Incl. 2.00% PIK)	8/8/2028	34	34	34	0.01
Central Parent LLC	(8)	First Lien Term Loan	S + 3.25%	0.00%	8.59%	7/6/2029	2,000	2,009	1,977	0.36
DT Intermediate Holdco, Inc.	(5)(8)	First Lien Term Loan	S + 5.75%	0.75%	11.17%	2/24/2028	249	240	248	0.05
e-Discovery AcquireCo, LLC	(5)(8)	First Lien Term Loan	S + 6.50%	1.00%	11.82%	8/29/2029	250	249	250	0.05
e-Discovery AcquireCo, LLC	(5)(8)(13)	First Lien Term Loan	S + 5.75%	1.00%	11.09%	8/29/2029	1,533	1,529	1,506	0.27
Enverus Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 5.50%	0.75%	10.84%	12/22/2029	2,310	2,278	2,310	0.42
Enverus Holdings, Inc.	(5)(7)	First Lien Delayed Draw Term Loan	S + 5.50%	0.75%	10.84%	12/22/2029	116	(2)	—	—
Enverus Holdings, Inc.	(5)(7)	First Lien Revolver	S + 5.50%	0.75%	10.84%	12/22/2029	174	(2)	—	—
ESG Investments, Inc.	(5)(8)	First Lien Term Loan	S + 4.75%	1.00%	10.22%	3/11/2028	141	139	140	0.03
ESG Investments, Inc.	(5)	First Lien Delayed Draw Term Loan	S + 4.75%	1.00%	10.22%	3/11/2028	17	17	17	—
Kipu Buyer, LLC	(5)(8)	First Lien Term Loan	S + 4.25%	1.00%	9.57%	1/27/2027	2,264	2,230	2,264	0.41
Kipu Buyer, LLC	(5)(7)	First Lien Revolver	S + 4.25%	0.00%	9.57%	1/27/2026	365	(5)	—	—
KPA Parent Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 6.00%	1.00%	11.44%	7/17/2026	3,546	3,510	3,546	0.65
KPA Parent Holdings, Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 6.00%	1.00%	11.44%	7/19/2026	1,026	1,016	1,026	0.19
KPA Parent Holdings, Inc.	(5)(7)	First Lien Revolver	S + 6.00%	1.00%	11.44%	7/17/2026	403	(4)	—	—
Litera Bidco LLC	(5)(8)	First Lien Term Loan	S + 4.75%	1.00%	10.07%	5/1/2028	5,227	5,218	5,215	0.95
Litera Bidco LLC	(5)(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	1.00%	10.07%	5/1/2028	2,849	430	427	0.08
Litera Bidco LLC	(5)(7)	First Lien Revolver	S + 4.75%	1.00%	10.07%	5/1/2028	434	—	(1)	—
McAfee Corp.	(8)	First Lien Term Loan	S + 3.25%	0.50%	8.59%	3/1/2029	4,773	4,779	4,774	0.87
MercuryGate International, Inc.	(5)(8)	First Lien Term Loan	S + 5.00%	1.00%	10.42%	8/21/2026	4,441	4,396	4,441	0.81
MercuryGate International, Inc.	(5)(7)	First Lien Revolver	S + 4.75%	1.00%	10.09%	8/23/2026	537	(6)	—	—
Montana Buyer Inc.	(5)(8)	First Lien Term Loan	S + 5.75%	0.75%	11.09%	7/22/2029	4,975	4,975	4,975	0.90
MRI Software LLC	(5)(8)	First Lien Term Loan	S + 5.50%	1.00%	10.92%	2/10/2027	249	245	246	0.04
Navex TopCo, Inc.	(5)(8)	First Lien Term Loan	S + 5.50%	0.75%	10.84%	11/8/2030	7,481	7,398	7,481	1.36
North Star Acquisitionco, LLC	(5)(6)(8)	First Lien Term Loan	S + 5.00%	1.00%	10.25%	5/3/2029	4,094	4,094	4,084	0.74
North Star Acquisitionco, LLC	(5)(6)(8)(13)	First Lien Term Loan	S + 5.00%	1.00%	10.25%	5/3/2029	2,385	2,373	2,379	0.43
North Star Acquisitionco, LLC	(5)(6)(8)	First Lien Term Loan	C + 5.00%	1.00%	9.97%	5/3/2029	CAD 9,132	6,595	6,660	1.21
North Star Acquisitionco, LLC	(5)(6)(7)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	10.25%	5/3/2029	2,095	370	369	0.07
North Star Acquisitionco, LLC	(5)(6)(7)	First Lien Revolver	S + 5.00%	1.00%	10.25%	5/3/2029	2,275	1,227	1,230	0.22
Pegasus Transtech Holding, LLC	(5)(8)	First Lien Term Loan	S + 6.00%	1.00%	11.34%	11/17/2026	248	248	248	0.05
Perforce Software, Inc.	(5)(8)	First Lien Term Loan	S + 4.50%	0.50%	9.84%	7/1/2026	2,985	2,904	2,983	0.54

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
Prism Parent Co. Inc.	(5)(8)	First Lien Term Loan	S + 5.00%	0.75%	10.34%	9/19/2028	$3,972	$3,972	$3,894	0.71%
Prism Parent Co. Inc.	(5)(7)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	10.34%	9/19/2028	1,008	—	(20)	—
Renaissance Holding Corp	(5)(8)	First Lien Term Loan	S + 4.25%	0.50%	9.57%	4/8/2030	249	250	249	0.05
Thunder Purchaser, Inc.	(5)(8)	First Lien Term Loan	S + 5.75%	1.00%	11.22%	6/30/2028	189	187	189	0.03
Thunder Purchaser, Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	11.22%	6/30/2028	60	59	60	0.01
Trimech Acquisition Corp.	(5)(8)	First Lien Term Loan	S + 4.75%	1.00%	10.22%	3/10/2028	1,831	1,831	1,831	0.33
Trimech Acquisition Corp.	(5)(7)	First Lien Revolver	S + 4.75%	0.00%	10.22%	3/10/2028	159	95	96	0.02
WatchGuard Technologies, Inc.	(5)(8)	First Lien Term Loan	S + 5.25%	0.75%	10.59%	7/2/2029	249	240	248	0.05
								77,223	77,583	14.14
Specialty Retail
LS Group Opco Acquisition LLC (LS Group PropCo Acquisition LLC)	(8)	First Lien Term Loan	S + 3.00%	0.00%	8.34%	4/23/2031	1,991	1,991	1,994	0.36
Mavis Tire Express Services Topco, Corp.	(8)	First Lien Term Loan	S + 3.75%	0.75%	9.09%	5/4/2028	1,496	1,496	1,501	0.27
Monahan Products, LLC	(5)(8)	First Lien Term Loan	S + 5.50%	1.00%	10.97%	8/27/2027	249	246	249	0.05
PetSmart LLC	(8)	First Lien Term Loan	S + 3.75%	0.75%	9.19%	2/11/2028	3,245	3,228	3,239	0.58
Shock Doctor Intermediate, LLC	(5)(8)	First Lien Term Loan	S + 5.75%	1.00%	11.07%	11/20/2029	249	246	249	0.05
								7,207	7,232	1.31
Technology Hardware, Storage and Peripherals
TA TT Buyer, LLC	(5)(8)	First Lien Term Loan	S + 4.75%	0.50%	10.07%	4/2/2029	2,992	2,981	2,999	0.55
UBEO, LLC	(5)(8)	First Lien Term Loan	S + 5.25%	1.00%	10.72%	4/3/2026	818	816	818	0.15
								3,797	3,817	0.70
Trading Companies and Distributors
BCPE Empire Holdings, Inc.	(8)	First Lien Term Loan	S + 4.00%	0.50%	9.34%	12/11/2028	4,988	5,005	4,995	0.91
Graffiti Buyer, Inc.	(5)(8)	First Lien Term Loan	S + 5.50%	1.00%	10.92%	8/10/2027	3,418	3,373	3,378	0.61
Graffiti Buyer, Inc.	(5)(8)(13)	First Lien Term Loan	S + 5.50%	1.00%	10.92%	8/10/2027	2,462	2,445	2,427	0.44
Graffiti Buyer, Inc.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	10.92%	8/10/2027	1,558	1,537	1,539	0.28
Graffiti Buyer, Inc.	(5)(7)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	10.92%	8/10/2027	2,238	(8)	(32)	(0.01)
Kele Holdco, Inc.	(5)(8)	First Lien Term Loan	S + 5.25%	1.00%	10.69%	2/20/2026	2,651	2,651	2,638	0.47
Kele Holdco, Inc.	(5)(7)	First Lien Revolver	S + 5.25%	1.00%	10.69%	2/20/2026	342	146	144	0.03
								15,149	15,089	2.73
Water Utilities
Water Holdings Acquisition LLC	(5)(8)	First Lien Term Loan	S + 5.25%	1.00%	10.67%	12/18/2026	242	234	240	0.04
Water Holdings Acquisition LLC	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.25%	1.00%	10.67%	12/18/2026	7	7	7	—
								241	247	0.04
Wireless Telecommunication Services
Alert Media, Inc.	(5)(8)	First Lien Term Loan	S + 1.00%	1.00%	12.08% (Incl. 5.75% PIK)	4/12/2027	122	122	122	0.02
Alert Media, Inc.	(5)(8)	First Lien Term Loan	S + 5.75%	1.00%	11.07%	4/12/2027	131	131	131	0.02
CCI Buyer, Inc.		First Lien Term Loan	S + 4.00%	0.75%	9.34%	12/17/2027	4,631	4,625	4,641	0.84
DAS Purchaser 2 Corp.	(5)(8)	First Lien Term Loan	S + 5.50%	0.75%	10.92%	4/30/2027	83	82	79	0.01
DAS Purchaser 2 Corp.	(5)(8)	First Lien Delayed Draw Term Loan	S + 5.50%	0.75%	10.92%	4/30/2027	166	164	156	0.03
								5,124	5,129	0.92
Total Secured Debt Investments								1,013,944	1,014,905	185.03

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Unsecured Debt Investments

Diversified Consumer Services
AVG Intermediate Holdings LLC	(5)	Subordinated Unsecured Term Loan	S + N/A	N/A	13.75% PIK	3/16/2028	$703	$703	$659	0.12%
AVG Intermediate Holdings LLC	(5)	Subordinated Unsecured Delayed Draw Term Loan	S + N/A	N/A	13.75% PIK	3/16/2028	269	269	252	0.05
VetCor Group Holdings LLC	(5)	Subordinated Unsecured Term Loan	N/A	N/A	13.75% PIK	8/31/2030	5	5	5	—
VetCor Group Holdings LLC	(5)	Subordinated Unsecured Term Loan	N/A	N/A	14.75% PIK	8/31/2030	2	1	1	—
VetCor Group Holdings LLC	(3)(5)	Subordinated Unsecured Delayed Draw Term Loan	N/A	N/A	13.75% PIK	8/31/2030	—	—	—	—
								978	917	0.17
Health Care Technology
Employee Health Co.	(5)	Unsecured Term Loan	N/A	N/A	13.75% PIK	11/10/2031	257	252	252	0.05
								252	252	0.05
Healthcare Providers and Services
OB Hospitalist Group, Inc.	(5)	Subordinated Unsecured Term Loan	S + 9.75%	1.00%	15.09%	9/27/2028	20	20	19	—
								20	19	—
Total Unsecured Debt Investments								1,250	1,188	0.22

Equity Investments
Auto Components
EAH Holdco, LLC	(3)(5)(11)	Common					—	136	154	0.03
QAS Parent, LLC	(5)(11)	Common					237	366	395	0.07
								502	549	0.10
Building Products
MDC Interior Acquisition Inc	(5)(11)(13)	Common					1	894	894	0.16
								894	894	0.16
Commercial Services and Supplies
Hercules Blocker LLC	(5)(9)(11)	Common					140	251	211	0.04
KAWP Holdings, L.P.	(3)(5)(11)	Common					—	309	291	0.05
								560	502	0.09

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Construction & Engineering
Hydraulic Technologies USA LLC	(5)(12)(13)	Common					$8	$8	$8	—%
Hydraulic Technologies USA LLC	(5)(12)(13)	Preferred					743	743	743	0.14
MEI Co-Investor Aggregator LLC	(5)(11)	Common					1	796	900	0.16
								1,547	1,651	0.30
Diversified Consumer Services
American Veterinary Group Holdings, LLC	(5)(11)	Common					243	387	185	0.03
Four Seasons Blocker Aggregator, LP	(3)(5)(11)	Common					—	203	182	0.03
GS Seer Group Holdings, LLC	(3)(5)(11)	Common					—	110	121	0.02
Health Aggregator LLC	(3)(5)(11)	Common					—	159	152	0.03
Home Service HoldCo, Inc.	(5)(11)	Common					2	264	239	0.04
VPP Group Holdings, L.P.	(3)(5)(11)	Common					—	265	263	0.05
								1,388	1,142	0.20
Diversified Financial Services
Arax MidCo, LLC	(5)(6)(7)(12)(13)	Common					1,154	721	721	0.13
Cerity Partners Equity Holding LLC	(5)(12)(13)	Preferred					1,375	1,337	1,337	0.24
Cerity Partners Equity Holding LLC	(5)(7)(12)(13)	Preferred					917	(12)	(25)	—
GC Mountaintop Intermediate II Inc	(5)(11)	Preferred					659	782	814	0.15
GC Mountaintop Holdings, LLC	(5)(11)	Common					507	648	817	0.15
								3,476	3,664	0.67
Energy Equipment and Services
Tiger Parent Holdco L.P.	(3)(5)(11)	Common					—	895	895	0.16
								895	895	0.16
Healthcare Providers and Services
Holocene Topco LP	(5)(10)(11)	Preferred					136	322	420	0.08
Oral Surgery Holdings, LLC	(5)(11)	Preferred					42	554	780	0.14
REP Coinvest III AGP Blocker, L.P.	(5)(11)	Common					155	408	437	0.08
REP Coinvest III AGP, L.P.	(5)(11)	Common					66	175	187	0.03
RxSense Group LLC	(5)(11)	Common					14	284	345	0.06
US Heart And Vascular Holdings LLC	(5)(11)	Common					100	106	68	0.01
								1,849	2,237	0.40
Insurance
Accelerate Topco Holdings LLC	(5)(11)	Common					6	222	263	0.05
IMG Blocker Buyer Parent, LLC	(5)(11)	Preferred					48	571	563	0.10
IMG Blocker Buyer Parent, LLC	(3)(5)(11)	Common					—	6	6	—
Integrity Marketing Group, LLC	(5)(11)	Preferred					147	181	181	0.03
LEP McLarens Co-Invest, L.P.	(5)(11)	LP Units					40	132	121	0.02
LEP Pequod Holdings LP	(3)(5)(11)	Common					—	226	346	0.06
OHCP V GA COI, L.P.	(5)(11)	Preferred					98	119	128	0.03
OHCP V GA COI, L.P.	(5)(11)	Common					11	13	14	—
								1,470	1,622	0.29

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Internet Software & Services
Winterfell Co-Invest SCSp	(5)(11)	Common					$445	$673	$698	0.13%
								673	698	0.13
IT Services
OEConnection LLC	(3)(5)(11)(13)	Common					—	321	429	0.08
								321	429	0.08
Professional Services
Elevator Holdco, Inc. Common Stock	(3)(5)(11)(13)	Common					—	453	334	0.06
TVG-KUSRP Holdings, LP	(5)(11)	Preferred					232	285	248	0.05
								738	582	0.11
Software
North Star Acquisition Aggregator, L.P.	(5)(6)(11)	Common					336	362	401	0.08
								362	401	0.08
Trading Companies and Distributors
Graffiti Parent, LP	(5)(11)	Common					2	522	344	0.06
Kele Holdings, Inc.	(3)(5)(11)	Common					—	187	210	0.04
								709	554	0.10
Total Equity Investments								15,384	15,820	2.87
Total Investments - non-controlled/non-affiliated								1,030,578	1,031,913	188.12%

Cash and Cash Equivalents
Cash and Cash Equivalents	(14)							58,908	58,908	10.73
Total Cash and Cash Equivalents								58,908	58,908	10.73
Total Portfolio Investments, Cash and Cash Equivalents								$1,089,486	$1,090,821	198.85%

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2024

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
2.
The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate ("SOFR" or "S"), Prime Rate (“Prime” or “P”), Canadian Dollar Offered Rate ("CDOR" or "C"), Sterling Overnight Index Average ("SONIA" or "SON") or other relevant benchmark, which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over reference rates and the current contractual interest rate in effect on June 30, 2024. Certain investments are subject to an interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
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
6.
The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2024, non-qualifying assets represented 9.50% of total assets as calculated in accordance with regulatory requirements.
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
8.
Position or portion thereof is pledged as collateral under the SG Facility.
9.
The Company invests in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC in the form of shareholder notes and common units.
10.
The Company invests in this portfolio company through underlying blocker entities Holocene Topco LP and Holocene Topco II LP.
11.
Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2024, the aggregate fair value of these securities is $13,036 or 2.87% of the Company’s net assets. The acquisition date of these restricted securities was January 19, 2024.
12.
Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2024, the aggregate fair value of these securities is $2,784 or 0.51% of the Company’s net assets. The acquisition date of Arax MidCo, LLC and Cerity Partners Equity Holding LLC was May 30, 2024. The acquisition date of Hydraulic Technologies USA LLC was June 3, 2024.
13.
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting us to do so (see Note 3 to the consolidated financial statements for discussion of the exemptive order from the SEC).
14.
Cash equivalents amounting to $51,671 are invested in money market funds (BlackRock Liquidity T-Fund - Institutional Shares) and would be categorized as Level 1 under the ASC 820 fair value level hierarchy as of June 30, 2024.

See accompanying notes to the consolidated financial statements

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2024

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
AB Centers Acquisition Corp.	Revolver	9/6/2028	$131	$—
Acentra Holdings, LLC	Revolver	12/17/2029	70	—
ACI Group Holdings, Inc.	Delayed Draw Term Loan	8/2/2028	351	(2)
ACI Group Holdings, Inc.	Revolver	8/2/2027	224	(1)
Adelaide Borrower, LLC	Revolver	5/8/2030	1,040	(12)
Adelaide Borrower, LLC	Delayed Draw Term Loan	5/8/2026	1,670	(20)
AMBA Buyer, Inc.	Revolver	7/30/2027	276	(3)
Amerilife Holdings LLC	Revolver	8/31/2028	595	(1)
Amerilife Holdings LLC	Delayed Draw Term Loan	6/17/2026	14,811	(37)
Apex Service Partners, LLC	Delayed Draw Term Loan	10/24/2025	118	(1)
Apex Service Partners, LLC	Revolver	10/24/2029	209	—
Arax MidCo, LLC	Equity	4/11/2029	432	—
Arax MidCo, LLC	Revolver	4/11/2029	1,293	(16)
Arax MidCo, LLC	Delayed Draw Term Loan	10/14/2025	4,689	(59)
Ares Holdings, LLC	Revolver	11/18/2026	36	(1)
Arrow Management Acquisition, LLC	Delayed Draw Term Loan	8/19/2024	3	—
AVG Intermediate Holdings LLC	Revolver	3/16/2027	166	(3)
AWP Group Holdings, Inc.	Delayed Draw Term Loan	8/1/2025	107	—
AWP Group Holdings, Inc.	Revolver	12/24/2029	25	—
Banker's Toolbox, Inc.	Revolver	7/27/2027	392	—
BC Group Holdings, Inc.	Delayed Draw Term Loan	12/21/2025	8,039	—
Blackbird Purchaser, Inc.	Delayed Draw Term Loan	12/19/2025	650	—
Blackbird Purchaser, Inc.	Revolver	12/19/2029	619	—
Blackhawk Industrial Distribution, Inc.	Revolver	9/17/2025	73	—
Blades Buyer, Inc.	Revolver	3/28/2028	111	(1)
Bluecat Networks (USA) Inc.	Delayed Draw Term Loan	8/8/2024	28	—
Cardiology Management Holdings, LLC	Delayed Draw Term Loan	1/31/2029	69	—
Cerity Partners Equity Holding LLC	Revolver	7/28/2028	3,266	(33)
Cerity Partners Equity Holding LLC	Equity	7/28/2029	917	(25)
Cerity Partners Equity Holding LLC	Delayed Draw Term Loan	6/7/2026	26,929	(269)
CFGI Holdings, LLC	Revolver	11/2/2027	191	(2)
Cherry Bekaert Advisory LLC	Revolver	6/30/2028	226	(2)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2024

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Cold Chain Technologies, LLC	Revolver	8/2/2025	$197	$—
Cub Financing Intermediate, LLC	Delayed Draw Term Loan	6/28/2026	4,967	(25)
CVP Holdco, Inc.	Revolver	6/28/2030	2,353	(6)
CVP Holdco, Inc.	Delayed Draw Term Loan	6/28/2026	5,883	(15)
DCG Acquisition Corp.	Revolver	6/13/2031	4,408	(11)
DCG Acquisition Corp.	Delayed Draw Term Loan	6/13/2026	4,408	(11)
Dynatect Group Holdings, Inc.	Revolver	6/30/2026	1,236	—
Edgeco Buyer, Inc.	Delayed Draw Term Loan	6/1/2026	7	—
EDPO, LLC	Delayed Draw Term Loan	5/2/2025	131	(2)
EDPO, LLC	Revolver	12/8/2026	57	(1)
Enverus Holdings, Inc.	Delayed Draw Term Loan	12/22/2025	116	—
Enverus Holdings, Inc.	Revolver	12/24/2029	174	—
Essential Services Holding Corporation	Revolver	6/17/2030	1,301	(3)
Essential Services Holding Corporation	Delayed Draw Term Loan	6/17/2026	2,082	(5)
Excelitas Technologies Corp.	Delayed Draw Term Loan	5/1/2026	5,044	(24)
FL Hawk Intermediate Holdings, Inc.	Revolver	2/22/2027	1,190	—
Flint Opco, LLC	Delayed Draw Term Loan	6/1/2026	3,928	(19)
Flow Control Solutions, Inc.	Revolver	3/31/2029	1,411	(11)
Flow Control Solutions, Inc.	Delayed Draw Term Loan	6/28/2026	7,732	(58)
Foreside Financial Group, LLC	Revolver	9/30/2027	712	(2)
Graffiti Buyer, Inc.	Delayed Draw Term Loan	8/10/2027	2,238	(32)
GSV Holding, LLC	Delayed Draw Term Loan	4/3/2028	6	—
Harvey Tool Company, LLC	Revolver	10/26/2027	2,372	(6)
Harvey Tool Company, LLC	Delayed Draw Term Loan	6/28/2026	6,527	(16)
Health Buyer LLC	Delayed Draw Term Loan	5/15/2026	12,565	(60)
Heights Buyer, LLC	Delayed Draw Term Loan	8/26/2025	620	—
Heights Buyer, LLC	Revolver	8/25/2028	512	—
Hercules Borrower LLC	Revolver	12/15/2026	329	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	6/28/2026	1,467	(4)
HSI Halo Acquisition, Inc.	Revolver	6/28/2030	978	(2)
Hydraulic Technologies USA LLC	Revolver	6/3/2030	2,384	(36)
ImageFirst Holdings, LLC	Revolver	4/27/2028	1,675	(8)
Imagine 360 LLC	Revolver	9/30/2026	16	—
Innovetive Petcare, LLC	Delayed Draw Term Loan	7/20/2024	8	—
Integrated Power Services Holdings, Inc.	Revolver	11/22/2027	458	(1)
Integrated Power Services Holdings, Inc.	Delayed Draw Term Loan	5/7/2026	17,657	(42)
Integrity Marketing Acquisition, LLC	Revolver	8/27/2026	122	—
JHCC Holdings LLC	Revolver	9/9/2027	193	—
JHCC Holdings LLC	Delayed Draw Term Loan	5/14/2026	9,192	(22)
Kele Holdco, Inc.	Revolver	2/20/2026	196	(1)
Kipu Buyer, LLC	Revolver	1/27/2026	365	—
Klick, Inc.	Revolver	3/31/2026	488	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2024

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
KPA Parent Holdings, Inc.	Revolver	7/17/2026	$403	$—
Kriv Acquisition Inc.	Delayed Draw Term Loan	7/7/2025	341	—
Kriv Acquisition Inc.	Revolver	7/6/2029	377	—
KWOR Acquisition, Inc.	Revolver	12/22/2027	36	(1)
Lightbeam Bidco Inc.	Revolver	5/4/2029	476	(5)
Litera Bidco LLC	Revolver	5/1/2028	434	(1)
Litera Bidco LLC	Delayed Draw Term Loan	5/17/2027	2,417	—
MDC Interior Acquisition Inc	Revolver	4/26/2030	1,806	(27)
MEI Buyer LLC	Delayed Draw Term Loan	6/30/2025	681	(2)
MercuryGate International, Inc.	Revolver	8/21/2026	537	—
Merlin Buyer, Inc.	Revolver	12/14/2026	598	(13)
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	60	—
Minotaur Acquisition, Inc.	Revolver	6/3/2030	2,442	(24)
Minotaur Acquisition, Inc.	Delayed Draw Term Loan	6/4/2025	8,141	(81)
Movati Athletic (Group) Inc.	Delayed Draw Term Loan	5/30/2026	3,500	(51)
Movati Athletic (Group) Inc.	Revolver	5/29/2029	2,100	(31)
NJEye LLC	Revolver	3/14/2025	184	—
North Star Acquisitionco, LLC	Delayed Draw Term Loan	5/4/2025	1,721	(4)
North Star Acquisitionco, LLC	Revolver	5/3/2029	1,040	(3)
OEConnection LLC	Delayed Draw Term Loan	4/22/2026	4,469	(11)
OEConnection LLC	Revolver	4/22/2031	2,793	(7)
Orsini Pharmaceutical Services, LLC	Revolver	5/2/2028	297	(2)
Paint Intermediate III, LLC	Revolver	10/7/2027	451	(3)
Pareto Health Intermediate Holdings, Inc.	Revolver	6/1/2029	163	—
Pathstone Family Office LLC	Revolver	5/15/2028	87	(1)
Pathstone Family Office LLC	Delayed Draw Term Loan	6/22/2026	5,035	(25)
Prism Parent Co. Inc.	Delayed Draw Term Loan	9/19/2024	1,008	—
PS Intermediate Holdco II, LLC	Revolver	4/25/2025	186	—
Quality Automotive Services, LLC	Revolver	7/16/2027	130	—
R&T Acquisitions, LLC	Delayed Draw Term Loan	9/1/2025	771	(6)
Red Fox CD Acquisition Corporation	Delayed Draw Term Loan	12/1/2025	20,793	(204)
Riser Interco LLC	Delayed Draw Term Loan	6/5/2026	26,981	(135)
Ruppert Landscape, LLC	Delayed Draw Term Loan	4/30/2026	11,899	(133)
Ruppert Landscape, LLC	Revolver	12/1/2028	635	(6)
RWA Wealth Partners, LLC	Delayed Draw Term Loan	9/1/2024	146	—
Sako and Partners Lower Holdings LLC	Revolver	9/15/2028	317	—
SCP Eye Care Holdco, LLC	Delayed Draw Term Loan	10/7/2024	91	(1)
Smile Doctors LLC	Delayed Draw Term Loan	3/9/2025	137	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2024

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Southpaw AP Buyer, LLC	Delayed Draw Term Loan	5/1/2026	$4,219	$—
Southpaw AP Buyer, LLC	Revolver	3/2/2028	2,178	—
Specialized Dental Holdings II, LLC	Delayed Draw Term Loan	6/5/2026	9,005	—
Spirit RR Holdings, Inc.	Revolver	9/13/2028	414	—
St Athena Global LLC	Revolver	6/26/2029	357	(3)
St Athena Global LLC	Delayed Draw Term Loan	6/26/2026	256	(2)
STCH Acquisition Inc.	Revolver	10/30/2026	251	—
SureWerx Purchaser III Inc.	Revolver	12/28/2028	1,002	(2)
The Hiller Companies, LLC	Delayed Draw Term Loan	6/22/2026	4,323	(22)
The Hiller Companies, LLC	Revolver	6/20/2030	2,639	(13)
TPC Engineering Holdings, Inc.	Revolver	2/16/2027	1,103	(17)
Trilon Group, LLC	Delayed Draw Term Loan	10/16/2025	4,059	(41)
Trilon Group, LLC	Revolver	5/25/2029	1,218	(12)
Trimech Acquisition Corp.	Revolver	3/10/2028	64	—
Turningpoint Healthcare Solutions, LLC	Revolver	7/14/2027	128	—
Ultimate Baked Goods Midco LLC	Revolver	8/13/2027	303	(2)
USRP Holdings, Inc.	Revolver	7/23/2027	184	—
Valet Waste Holdings, Inc.	Revolver	5/1/2029	810	(2)
Vensure Employer Services	Delayed Draw Term Loan	6/15/2025	81	—
VPP Intermediate Holdings, LLC	Delayed Draw Term Loan	2/7/2025	1,449	(11)
VPP Intermediate Holdings, LLC	Revolver	12/1/2027	223	(2)
Wealth Enhancement Group, LLC	Revolver	10/4/2027	105	(1)
World Insurance Associates, LLC	Revolver	4/3/2028	212	(1)
WRE Holding Corp.	Revolver	1/3/2025	189	(1)
WST USA Holdco, Inc.	Delayed Draw Term Loan	12/30/2025	1,583	—
YLG Holdings, Inc.	Delayed Draw Term Loan	6/6/2026	10,841	(27)
YLG Holdings, Inc.	Delayed Draw Term Loan	12/31/2024	99	—
YLG Holdings, Inc.	Revolver	10/30/2026	375	(1)
Total Unfunded Commitments			$326,814	$(1,848)

ANTARES STRATEGIC CREDIT FUND

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share/per share data, percentages and as otherwise noted)

Note 1. Business and Organization

Antares Strategic Credit Fund (the “Company”) is a Delaware statutory trust formed on August 31, 2023 and which commenced investment operations on January 19, 2024. The Company was organized to invest primarily in a portfolio of private credit investments structured as portfolio loans to United States (“U.S.”) borrowers. A “portfolio loan” is a senior secured loan, which may be first lien, second lien or unitranche loans, consisting of term loans, related delayed draw term loans and/or revolving loans. Each tranche of a senior secured loan acquired by the Company is referred to as a portfolio loan. The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company is externally managed by Antares Capital Credit Advisers LLC (the “Adviser”). The Adviser is a registered investment adviser with the U.S. Securities and Exchange Commission (the “SEC”).

Engaging in commodity interest transactions such as swap transactions or futures contracts for the Company may cause the Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission (the “CFTC”) regulations. The Adviser has claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of the Company and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of the Company.

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

The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies. As of June 30, 2024, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and included: Antares Strategic Credit SPV LLC (“A-Star SPV”) and A-Star Equity Holdings LLC (“A-Star Equity”, and collectively with A-Star SPV, the “Subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.

Note 2. Significant Accounting Policies

Basis of Presentation

Interim consolidated financial statements and related financial information have been prepared in accordance with U.S. GAAP and pursuant to the requirements for reporting on Form 10-Q and Articles 6 of 10 of Regulation S-X. The Company is considered an Investment Company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 946 and pursuant to Regulation S-X. The current period's results of operations will not necessarily be indicative of results that ultimately be achieved for the year ended December 31, 2024. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair statement of the consolidated financial statements for the periods presented, have been included.

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

Organization and Offering Expenses

Organization costs include costs relating to the formation and organization of the Company. Such costs are expensed as incurred. For the three and six months ended June 30, 2024, the Company incurred $0 and $51 in organization costs, respectively. These amounts are included in due to affiliates on the Consolidated Statements of Assets and Liabilities as of June 30, 2024.

Costs associated with the Company’s offering of Common Shares are capitalized and included as deferred offering costs on the Consolidated Statements of Assets and Liabilities and will be amortized over a twelve-month period beginning on the date which the Company first accepts capital contribution from unaffiliated shareholders in the Private Offering. As of June 30, 2024, the Company incurred $227 of offering costs.

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

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the debt investments using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt investment, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income, in the current period.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

PIK Income

The Company may have loans in its portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in payment-in-kind interest income on the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through payment-in-kind interest income. To maintain the Company's status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash.

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

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These expenses are deferred and amortized into interest expense over the life of the related debt instrument using the straight-line method. Deferred financing costs related to the Company's borrowings are presented as an offset against the debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

Management fee

The base management fee is payable quarterly in arrears at an annual rate of 1.25% of the average of the Company’s net asset value as of the beginning of the prior quarter and the beginning of the then current quarter. For both of the three and six months ended June 30, 2024, the Company incurred management fees of $843, and elected to waive these fees together with the incentive fees resulting in zero management fees for the period.

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

The Adviser has agreed to waive its management fee and incentive fee for the first six months following the date on which unaffiliated investors first purchase the Common Shares. For the three and six months ended June 30, 2024, the Company incurred income based incentive fees of $2,330 and $3,248, and capital gains incentive fees of $107 and $174, respectively. For the three and six months ended June 30, 2024, the Adviser agreed to waive $2,437 and $3,422 in total incentive fees, respectively, resulting in zero incentive fees payable.

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

The Company reimburses the Administrator for its costs, expenses and allocable portion of overhead (including compensation of personnel performing administrative duties) in connection with the services performed for the Company pursuant to the terms of the Administration Agreement. For the three and six months ended June 30, 2024, the Company incurred administrative fees of $192 and $300, respectively.

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

For the three and six months ended June 30, 2024, the Adviser provided no expense support pursuant to the Waiver Letter Agreement. The Company’s obligation to make a reimbursement payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

Co-Investment Activity

The Company, our Adviser and certain of its affiliates received an exemptive order from the SEC on April 2, 2024 (the “Order”) that permits, among other things, the Company to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Certain types of negotiated co-investments may be made only in accordance with the Order from the SEC permitting us to do so. Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company's independent trustees must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company's shareholders and is consistent with the Company's Board of Trustees’ approved criteria. In certain situations where co-investment with one or more funds managed by the Adviser or its affiliates is not covered by the Order, the personnel of the Adviser or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on allocation policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. The Order is subject to certain terms and conditions so there can be no assurance that we will be permitted to co-invest with certain of the Company's affiliates other than in the circumstances currently permitted by regulatory guidance and the Order.

Note 4. Investments

The composition of the Company's investment portfolio at amortized cost and fair value was as follows:

	June 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$1,013,944	$1,014,905	98.35%
Unsecured Debt	1,250	1,188	0.12
Equity Investments	15,384	15,820	1.53
Total Investments	$1,030,578	$1,031,913	100.00%

The industry composition of investments at fair value was as follows:

June 30, 2024
Aerospace and Defense	0.48%
Air Freight and Logistics	0.75
Auto Components	1.82
Beverages	0.44
Broadline Retail	0.46
Building Products	3.28
Capital Markets	1.91
Chemicals	3.13
Commercial Services and Supplies	9.72
Construction & Engineering	2.43
Construction Materials	0.36
Containers and Packaging	1.54
Distributors	2.54
Diversified Consumer Services	8.46
Diversified Financial Services	7.09
Diversified Telecommunication Services	1.15
Electrical Equipment	0.68
Electronic Equipment, Instruments and Components	0.57
Energy Equipment and Services	1.09
Financial Services	1.49
Food Products	1.36
Health Care Technology	1.33
Healthcare Equipment and Supplies	1.95
Healthcare Providers and Services	6.61
Hotels, Restaurants and Leisure	4.79
Household Products	0.02
Industrial Conglomerates	2.53
Insurance	8.00
Internet Software & Services	0.70
IT Services	2.67
Leisure Products	0.23
Life Sciences Tools & Services	0.69
Machinery	1.00
Media	2.16
Oil, Gas and Consumable Fuels	0.87
Pharmaceuticals	0.05
Professional Services	4.51
Real Estate Management and Development	0.45
Road and Rail	0.02
Software	7.56
Specialty Retail	0.70
Technology Hardware, Storage and Peripherals	0.37
Trading Companies and Distributors	1.52
Water Utilities	0.02
Wireless Telecommunication Services	0.50
100.00%

The geographic composition of investments at amortized cost and fair value was as follows:

	June 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$996,568	$997,820	96.70%	181.90%
Canada	27,167	27,248	2.64	4.97
Luxembourg	2,503	2,502	0.24	0.46
United Kingdom	4,340	4,343	0.42	0.79
Total	$1,030,578	$1,031,913	100.00%	188.12%

As of June 30, 2024 there were zero portfolio companies on non-accrual status.

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

The following tables present the fair value hierarchy of financial instruments, as of June 30, 2024 according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Secured Debt	$—	$230,115	$784,790	$1,014,905
Unsecured Debt	—	—	1,188	1,188
Equity Investments	—	—	15,820	15,820
Total Portfolio Investments	$—	$230,115	$801,798	$1,031,913

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$465,115	$1,158	$13,581	$479,854
Purchase of investments (including received in-kind)	346,115	40	3,691	349,846
Proceeds from principal repayments and sales of investments	(27,455)	—	(2,053)	(29,508)
Amortization of premium/accretion of discount, net	571	—	1	572
Net realized gain (loss) on investments	—	—	144	144
Net change in unrealized appreciation (depreciation) on investments	444	(10)	456	890
Fair value, end of period	$784,790	$1,188	$15,820	$801,798
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at June 30, 2024	$444	$(10)	$456	$890

	Six Months Ended June 30, 2024
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—	$—
Purchase of investments (including received in-kind)	827,892	1,248	17,294	846,434
Proceeds from principal repayments and sales of investments	(45,163)	—	(2,052)	(47,215)
Amortization of premium/accretion of discount, net	1,009	1	1	1,011
Net realized gain (loss) on investments	(6)	—	143	137
Net change in unrealized appreciation (depreciation) on investments	1,058	(61)	434	1,431
Fair value, end of period	$784,790	$1,188	$15,820	$801,798
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at June 30, 2024	$1,058	$(61)	$434	$1,431

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Secured Debt	$421,116	Market yield analysis	Market yield discount rates	8.19%	14.35%	10.47%
	4,468	Market quotation	Quote	79.79	100.51	99.64
	359,206	Recent transaction	Transaction price	96.50	100.00	99.43
	784,790

Unsecured Debt	1,188	Market yield analysis	Market yield discount rates	15.10%	16.73%	16.32%

Equity Investments	12,296	Comparable company analysis	EBITDA multiples	8.5x	30.5x	17.5x
	3,524	Recent Transaction	Transaction Price	100.00%	100.00%	100.00%
	15,820
Total	$801,798

(1)
As of June 30, 2024, included within the fair value of Level 3 assets of $801,798 is an amount of $367,198 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices).
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

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. As of June 30, 2024, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2024, the Company’s asset coverage was 241.64%.

Debt outstanding

The Company’s outstanding debt obligations were as follows:

	June 30, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Amount Available (3)
SG Facility	$450,000	$340,274	$340,274	$109,726	$109,726
Secured Borrowings	47,000	47,000	47,000	—	—
Total	$497,000	$387,274	$387,274	$109,726	$109,726
(1)
The carrying value of the Company's debt obligations is used as an approximate to fair value. The fair value of these debt obligations would be categorized as Level 3 under the ASC 820 fair value level hierarchy as of June 30, 2024.
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

As of June 30, 2024, the Company was in compliance with all covenants associated with the SG Facility.

Foreign Currency Transactions and Translations

The Company’s outstanding foreign-denominated debt obligations were as follows:

	June 30, 2024
	Original Principal Amount (Local)	Original Principal Amount (USD)	Outstanding Principal	Unrealized Gain/Loss	Reset Date
Canadian Dollar	$56,600	$41,651	$41,573	$78	N/A
Great British Pound	1,500	1,897	1,891	6	N/A
Total		$43,548	$43,464	$84

Repurchase Obligations

In order to finance certain investment transactions, the Company may, from time to time, enter into repurchase agreements with Macquarie US Trading LLC (“Macquarie”), whereby the Company sells to Macquarie an investment that it holds and concurrently enters into an agreement to repurchase the same investment at an agreed-upon price at a future date, not to exceed 90 days from the date it was sold (the “Macquarie Transaction”).

The Company entered into a repurchase agreement on June 26, 2024 which was collateralized by select loans. Interest under this Repurchase Obligations was calculated as (a) the product of the funded amount of the loan and (b) the product of (i) the number of days the loan is outstanding (subject to number of minimum days per the agreement) and (ii) daily fee rate. The Company maintained effective control over the security because it is entitled and obligated to repurchase the security before its maturity. Therefore, the repurchase agreement was treated as a secured borrowing and not a sale. The Company terminated the agreement with Macquarie on July 5, 2024 and repurchased the select loans. As of June 30, 2024, the outstanding loan and interest payable balances to Macquarie was $47,000 and $54, respectively, and the fair value of the underlying collateral was $46,991.

In accordance with ASC 860, Transfers and Servicing, the Master Repurchase Agreements and the Short Term Financing Transactions meet the criteria for secured borrowings. Accordingly, the investment financed by these agreements remains on the Company’s Consolidated Statements of Assets and Liabilities as an asset, and the Company records a liability to reflect its obligation to a third party which is reported as debt on the Company’s Consolidated Statements of Assets and Liabilities. The obligation is secured by the respective investment that is the subject of the agreement.

Interest expense

The components of interest expense were as follows:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Stated interest expense	$2,814	$5,328
Facility unused fees	387	680
Amortization of financing and debt issuance costs	181	325
Total interest expense	$3,382	$6,333
Cash paid for interest expense	$3,411	$3,411

As of June 30, 2024, $2,469 of interest expense and $128 of unused commitment fees were included in interest payable.

Weighted average interest rate (excluding amortization and unused fees)

For the three and six months ended June 30, 2024 the weighted average interest rate on all borrowings outstanding was 7.60% and 7.65% (including unused fees and amortization of deferred financing and debt issuance costs), respectively and the average principal debt outstanding was $147,388 and $153,459, respectively.

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

Unfunded commitments

The Company’s investment portfolio may contain revolving line of credit or delayed draw commitments, which require the Company to fund when requested by the portfolio companies. As of June 30, 2024, the Company had unfunded investment commitment in the aggregate par amount of $326,814. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.

Off balance sheet risk

Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Assets and Liabilities. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of June 30, 2024, there were no commitments outstanding for derivative contracts.

Legal proceedings

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2024, management is not aware of any material pending legal proceedings.

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

On January 19, 2024, the Company issued approximately 12 million shares of the Company's Common Shares of beneficial interest, par value $0.001 per share for an aggregate offering price of approximately $300,000. The sale of Common Shares was made pursuant to the subscription agreement (the “Subscription Agreement”) entered into with the relevant investor. Antares contributed approximately $300,000 of assets in exchange for 12 million Common Shares issued at $25 per Common Share. In addition, the Company purchased approximately $241,600 of investment commitments from affiliates of Antares. All of the contributed and purchased assets were originated by affiliates of the Adviser within the past 5 years.

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

Distributions

The Company authorizes and declares distribution amounts per share of common shares of beneficial interest payable quarterly in arrears. The record date for each distribution was the last calendar date of each quarter. The following table presents distributions that were declared during the six months ended June 30, 2024:

Declaration Date	Payment Date	Distribution Per Share	Distribution Amount
March 29, 2024	April 30, 2024	$0.53	$6,361
June 28, 2024	July 25, 2024	0.63	13,606
Total		$1.16	$19,967

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan, pursuant to which the Company reinvests all cash distributions declared on behalf of the Company's shareholders who do not elect to receive their distributions in cash. As a result, if the Board authorizes and declares a cash distribution, then the shareholders who have enrolled in the distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares of our common stock, rather than receiving the cash distribution. The Company expects to use newly issued shares to implement the distribution reinvestment plan. Distributions on fractional shares are credited to each participating shareholder’s account to three decimal places.

Note 9. Financial Highlights

The following are the financial highlights for the six months ended June 30, 2024:

Six Months Ended June 30, 2024 (1)
Per Share Data: (2) (3)
Net assets, beginning of period	$25.00
Net investment income	1.50
Net realized and change in unrealized appreciation (depreciation)	0.06
Net increase in net assets resulting from operations	1.56
Distributions declared	(1.16)
Total increase (decrease) in net assets	0.40
Net assets, end of period	$25.40
Shares outstanding, end of period	21,596,404
Total return based on net asset value (4)	6.32%
Ratios: (5)
Expenses to average net assets gross of fee waivers	6.78%
Net expenses to average net assets net of fee waivers	4.36%
Net investment income to average net assets	13.78%
Portfolio turnover rate (6)	9.97%
Supplemental Data:
Net assets, end of period	$548,554
Asset coverage ratio (7)	241.64%

(1)
The Company commenced operations on January 19, 2024. Metrics are based on the period of January 19, 2024 through June 30, 2024.
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

Note 10. Subsequent Events

Equity Issuances

On July 1, 2024, the Company sold and issued 18,657,736 Common Shares for an aggregate consideration of approximately $473.9 million at a price of $25.40 per Common Share.

Secured Facility

On July 31, 2024, the Company, as Borrower, entered into a senior secured revolving credit facility (the “Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, the lenders party thereto (the “Lenders”), and JPMorgan Chase Bank, N.A. and Manufacturers & Traders Trust Company, Royal Bank of Canada, Société Générale and Wells Fargo Securities, LLC, as bookrunners and lead arrangers. The Agreement is effective as of July 31, 2024.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies under the Facility. Advances under the Facility drawn in U.S. dollars will initially bear interest at a per annum rate equal to 0.75% or 0.875% plus an “alternate base rate” (as described in the Agreement) in the case of any ABR Loan (as defined therein) and 1.75% or 1.875% plus the Adjusted Term SOFR Rate in the case of any other Loan, in each case, depending on the Company’s rate option election and borrowing base (as of the most recently delivered borrowing base certificate delivered under the Agreement). Advances under the Facility drawn in currencies other than U.S. dollars will bear interest at certain local rates consistent with market standards. The Company will also pay a fee of 0.375% on average daily undrawn amounts under the Facility. The initial principal amount of the Facility is $675,000.

On August 9, 2024, the Company entered into a Commitment Increase Agreement (the "Commitment Increase Agreement") among the Company, Deutsche Bank AG New York Branch, as the increasing lender (the "Increasing Lender") and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to the Facility.

The Commitment Increase Agreement provides for an increase in the Increasing Lender's commitment, thereby bringing aggregate commitments of the lenders under the Facility from $675,000 to $725,000 through the accordion feature in the Facility. The accordion feature in the Facility allows the Company, under certain circumstances, to increase the total size of the facility to a maximum aggregate commitment of $1,025,000.

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

Portfolio and Investment Activity

As of June 30, 2024, we had investments in 316 portfolio companies across 40 industries. Based on fair value as of June 30, 2024, approximately 99.88% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors. As of June 30, 2024, our weighted average total yield of debt securities at amortized cost was 10.33%. Weighted average yields excludes the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2024.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

Three months ended June 30, 2024
Total investments, beginning of period	$479,312
New investments purchased	583,058
Net accretion of discount on investments	574
Net realized gain (loss) on investments	147
Investments sold or repaid	(32,513)
Total investments, end of period	$1,030,578

The following table presents certain selected information regarding our investment portfolio:

June 30, 2024
Weighted average yield on debt and income producing investments, at amortized cost (1)	10.33%
Weighted average yield on debt and income producing investments, at fair value (1)	10.33%
Number of portfolio companies	316
Median LTM EBITDA (2)	$74M
Weighted average net senior leverage (3)	5.0x
Weighted average loan-to-value (“LTV”) (4)	35%
Percentage of debt investments bearing a floating rate, at fair value	99.88%
Percentage of debt investments bearing a fixed rate, at fair value	0.12%

(1)
Computed based on the stated interest rate or yield as of June 30, 2024, and weighted based on the total debt investments (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above. Weighted average yield excludes the effect of accretion of discounts and amortization of premiums.
(2)
Includes all private loan investments for which fair value is determined by the Adviser at least quarterly (with assistance, as applicable, from a third-party valuation firm, and subject to oversight by the Board) and excludes investments with no reported earnings before interest, taxes, depreciation and amortization (“EBITDA”) or where EBITDA, in the Adviser’s judgment, was not a material component of the investment thesis, such as annual recurring revenue loans, or investments with negative EBITDA. Figures are derived from the financial statements most recently obtained by the Adviser. EBITDA refers to adjusted EBITDA in accordance with the underlying governing documents. Weighted average EBITDA is weighted based on the funded commitment of total applicable private loans.
(3)
Includes all private loan investments for which fair value is determined by the Adviser at least quarterly (with assistance, as applicable, from a third-party valuation firm, and subject to oversight by the Board). Figures are derived from the financial statements most recently obtained by the Adviser. Net senior leverage is the ratio of total debt minus unrestricted cash divided by LTM EBITDA and taking into account leverage through the tranche in which the Company holds an investment, excluding recurring revenue investments. Figures are derived from the financial statements most recently obtained by the Company.
(4)
Includes all private loan investments for which fair value is determined by the Adviser at least quarterly (with assistance, as applicable, from a third-party valuation firm, and subject to oversight by the Board). Figures are derived from the financial statements most recently obtained by the Adviser. LTV is calculated as net debt through each respective investment tranche in which the Company holds an investment divided by estimated enterprise value or value of the underlying collateral of the portfolio company. Weighted average LTV is weighted based on the funded commitment of the total applicable private loans.

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

The following table shows the distribution of our investments on the A to E internal performance rating scale at fair value:

	June 30, 2024
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value
A	$1,001,315	97.03%
B	26,005	2.52
C	478	0.05
D	4,115	0.40
E	—	—
	$1,031,913	100.00%

Our investments consisted of the following:

	June 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$1,013,944	$1,014,905	98.35%
Unsecured Debt	1,250	1,188	0.12
Equity Investments	15,384	15,820	1.53
Total Investments	$1,030,578	$1,031,913	100.00%

The table below describes investments by industry composition based on fair value:

June 30, 2024
Aerospace and Defense	0.48%
Air Freight and Logistics	0.75
Auto Components	1.82
Beverages	0.44
Broadline Retail	0.46
Building Products	3.28
Capital Markets	1.91
Chemicals	3.13
Commercial Services and Supplies	9.72
Construction & Engineering	2.43
Construction Materials	0.36
Containers and Packaging	1.54
Distributors	2.54
Diversified Consumer Services	8.46
Diversified Financial Services	7.09
Diversified Telecommunication Services	1.15
Electrical Equipment	0.68
Electronic Equipment, Instruments and Components	0.57
Energy Equipment and Services	1.09
Financial Services	1.49
Food Products	1.36
Health Care Technology	1.33
Healthcare Equipment and Supplies	1.95
Healthcare Providers and Services	6.61
Hotels, Restaurants and Leisure	4.79
Household Products	0.02
Industrial Conglomerates	2.53
Insurance	8.00
Internet Software & Services	0.70
IT Services	2.67
Leisure Products	0.23
Life Sciences Tools & Services	0.69
Machinery	1.00
Media	2.16
Oil, Gas and Consumable Fuels	0.87
Pharmaceuticals	0.05
Professional Services	4.51
Real Estate Management and Development	0.45
Road and Rail	0.02
Software	7.56
Specialty Retail	0.70
Technology Hardware, Storage and Peripherals	0.37
Trading Companies and Distributors	1.52
Water Utilities	0.02
Wireless Telecommunication Services	0.50
100.00%

The table below describes investments by geographic composition based on amortized cost and fair value:

	June 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$996,568	$997,820	96.70%	181.90%
Canada	27,167	27,248	2.64	4.97
Luxembourg	2,503	2,502	0.24	0.46
United Kingdom	4,340	4,343	0.42	0.79
Total	$1,030,578	$1,031,913	100.00%	188.12%

Results of Operations

No comparative financial statements are presented as we had not begun operations during any period prior to January 19, 2024, we were formed on August 31, 2023 and commenced our investing operations on January 19, 2024.

The following table represents our operating results:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Total investment income	$22,798	$33,730
Total expenses	7,439	12,013
Management fee waiver	(843)	(843)
Incentive fee waiver	(2,437)	(3,422)
Net expenses (net of fee waiver)	4,159	7,748
Net investment income	18,639	25,982
Net realized gain (loss)	(32)	(38)
Net change in unrealized appreciation (depreciation)	877	1,419
Net increase (decrease) in net assets resulting from operations	$19,484	$27,363

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including deployment, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income, was as follows:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Interest income	$18,998	$29,796
Payment-in-kind interest income	85	136
Dividend income	102	102
Other income	3,613	3,696
Total investment income	$22,798	$33,730

For the three months ended June 30, 2024, total investment income was driven by our deployment of capital, increase in invested balance of investments, and commencement of liquid credit trading by the Company. The size of our investment portfolio at fair value increased from $479.9 million as of March 31, 2024, to $1,031.9 million as of June 30, 2024, thus increasing balance of interest-bearing securities held throughout the period. Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement.

Expenses

Expenses were as follows:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Interest expense	$3,381	$6,332
Management fees	843	843
Income based incentive fee	2,330	3,248
Capital gains incentive fee	107	174
Board of Trustees' fees	59	119
Administrative service expense	192	300
Other general and administrative expenses	457	876
Organization and offering costs	70	121
Total expenses	7,439	12,013
Management fees waiver	(843)	(843)
Incentive fees waiver	(2,437)	(3,422)
Net expenses	$4,159	$7,748

For the three months ended June 30, 2024, net expenses were primarily comprised of interest expense of $3.4 million, gross management fees of $0.9 million, gross incentive fees of $2.4 million, administrative service expenses of $0.2 million, fees to independent Trustees of $0.1 million, organization and offering costs of $0.1 million and other expenses of $0.5 million; offset by management fee waiver and incentive fee waiver by the Adviser of $3.3 million.

For the six months ended June 30, 2024, net expenses were primarily comprised of interest expense of $6.3 million, gross management fees of $0.9 million, gross incentive fees of $3.4 million, administrative service expenses of $0.3 million, fees to independent Trustees of $0.1 million, organization and offering costs of $0.1 million and other expenses of $0.9 million; offset by management fee waiver and expense waiver by the Adviser of $4.3 million.

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

Interest Expense

The components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances were as follows:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Stated interest expense	$2,814	$5,328
Facility unused fees	387	680
Amortization of debt issuance costs	181	325
Total interest and other debt financing expenses	$3,382	$6,333
Cash paid for interest expense	$3,411	$3,411
Annualized average stated interest rate	7.60%	7.65%
Average outstanding balance	$147,388	$153,459

Interest expense for the three and six months ended June 30, 2024 was driven by approximately $147.4 million and $153.5 million, respectively, of average borrowings outstanding (at an average effective interest rate, of 7.60% and 7.65%, respectively) related to borrowings for investments and expenses.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Net realized gain (loss) on investments	$147	$141
Unrealized appreciation on investments	$3,293	$4,593
Unrealized (depreciation) on investments	(2,500)	(3,258)
Net change in unrealized appreciation (depreciation) on investments	$793	$1,335

We determine the fair value of our investments quarterly and any changes in fair value are recorded as unrealized gains or losses. For the three and six months ended June 30, 2024, net unrealized gains on our investments were $0.8 million and $1.3 million, respectively. The valuations of our debt investments generally increase as a result of a narrowing credit spread environment during the period.

Management fee

The base management fee is payable quarterly in arrears at an annual rate of 1.25% of the average of the Company’s net asset value as of the beginning of the prior quarter and the beginning of the then current quarter. For both of the three and six months ended June 30, 2024 the Company incurred management fees of $0.8 million, respectively, and elected to waive full management fees resulting in zero management fees for the period.

Incentive fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of income and a portion is based on a percentage of capital gains, each described below.

Income based incentive fee

The income based incentive fee is based on “Pre-Incentive Fee Net Investment Income Returns” meaning dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fees, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate in its capacity as an administrative agent, syndication agent, collateral agent, loan servicer or other similar capacity) accrued during the month, minus operating expenses for the month (including the Management Fee, taxes, any expenses payable under the Investment Advisory Agreement and Administration Agreement (as defined below), any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred shares, but excluding the Incentive Fee and shareholder servicing and /or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero-coupon securities), accrued income that has not yet been received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

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

The Adviser has agreed to waive its management fee and incentive fee for the first six months following the date on which unaffiliated investors first purchase the Common Shares. For the three and six months ended June 30, 2024, the Company incurred income based incentive fees of $2,330 and $3,248, and capital gains incentive fees of $107 and $174, respectively. For the three and six months ended June 30, 2024, the Adviser agreed to waive $2,437 and $3,422 in total incentive fees, respectively, resulting in zero incentive fees payable.

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

As of June 30, 2024, the Adviser has not provided any expense support pursuant to the Waiver Letter Agreement which is included in the Consolidated Statements of Operations. The Company’s obligation to make a reimbursement payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

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

As of June 30, 2024 we had one credit facility and one security repurchase agreement outstanding. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities, enter additional short-term lending arrangements, and/or issue debt securities, including additional unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2024 we had an aggregate amount of $387.3 million of debt outstanding and our asset coverage ratio was 241.64%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

Equity

The following table summarizes transactions in common shares of beneficial interest during the six months ended June 30, 2024:

	Shares	Amount
Subscriptions (including in-kind)	21,595,404	$541,133
Distributions reinvested	—	—
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	21,595,404	$541,133

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

The following table further summarizes the share repurchases completed during the six months ended June 30, 2024:

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

The following table presents distributions that were declared during the six months ended June 30, 2024:

Declaration Date	Payment Date	Distribution Per Share	Distribution Amount
March 29, 2024	April 30, 2024	$0.53	$6,361
June 28, 2024	July 25, 2024	0.63	13,606
Total		$1.16	$19,967

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our Common Shares during the six months ended June 30, 2024:

Source of Distribution	Per Share	Amount
Net investment income	$1.50	$25,982
Net realized gains/(losses)	—	141
Total	$1.50	$26,123

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash distributions declared on behalf of our shareholders who do not elect to receive their distributions in cash as provided below. As a result, if we declare a cash distribution, then shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

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

Recent Developments

Equity Issuances

On July 1, 2024, the Company sold and issued 18,657,736 Common Shares for an aggregate consideration of approximately $473.9 million at a price of $25.40 per Common Share.

Secured Facility

On July 31, 2024, the Company, as Borrower, entered into a senior secured revolving credit facility (the “Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, the lenders party thereto (the “Lenders”), and JPMorgan Chase Bank, N.A. and Manufacturers & Traders Trust Company, Royal Bank of Canada, Société Générale and Wells Fargo Securities, LLC, as bookrunners and lead arrangers. The Agreement is effective as of July 31, 2024.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies under the Facility. Advances under the Facility drawn in U.S. dollars will initially bear interest at a per annum rate equal to 0.75% or 0.875% plus an “alternate base rate” (as described in the Agreement) in the case of any ABR Loan (as defined therein) and 1.75% or 1.875% plus the Adjusted Term SOFR Rate in the case of any other Loan, in each case, depending on the Company’s rate option election and borrowing base (as of the most recently delivered borrowing base certificate delivered under the Agreement). Advances under the Facility drawn in currencies other than U.S. dollars will bear interest at certain local rates consistent with market standards. The Company will also pay a fee of 0.375% on average daily undrawn amounts under the Facility. The initial principal amount of the Facility is $675 million.

On August 9, 2024, the Company entered into a Commitment Increase Agreement (the "Commitment Increase Agreement") among the Company, Deutsche Bank AG New York Branch, as the increasing lender (the "Increasing Lender") and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to the Facility. The Commitment Increase Agreement provides for an increase in the Increasing Lender's commitment, thereby bringing aggregate commitments of the lenders under the Facility from $675 million to $725 million through the accordion feature in the Facility. The accordion feature in the Facility allows the Company, under certain circumstances, to increase the total size of the facility to a maximum aggregate commitment of $1,025 million.

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

Unfunded Commitments

The Company’s investment portfolio may contain revolving line of credit or delayed draw commitments, which require the Company to fund when requested by portfolio companies. As of June 30, 2024, the Company had unfunded investment commitment in the aggregate par amount of $326.8 million. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.

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

As of June 30, 2024, 99.88% of our performing debt investments at fair value were at floating rates, which are generally SOFR based and typically have durations of one to three months after which they reset to current interest rates, and many of which are subject to certain floors. Our SG Facility bears interest at floating rates with no interest rate floor. Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure:

Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$30,774	$(11,618)	$19,156
Up 200 basis points	20,516	(7,745)	12,771
Up 100 basis points	10,258	(3,873)	6,385
Down 100 basis points	(10,258)	3,873	(6,385)
Down 200 basis points	(20,516)	7,745	(12,771)
Down 300 basis points	(30,774)	11,618	(19,156)

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

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 1, 2024, the Company sold and issued 18,657,736 Common Shares for a consideration of approximately $473.9 million at a price of $25.40 per Common Share.

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
10.1

Commitment Increase Agreement, dated as of August 9, 2024, by and among Antares Strategic Credit Fund, JPMorgan Chase Bank, N.A., as administrative agent, and Deutsche Bank AG New York Branch, as the increasing lender.*

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

Antares Strategic Credit Fund

Date:	August 12, 2024	/s/ Vivek Mathew
Vivek Mathew
Chief Executive Officer

Date:	August 12, 2024	/s/ Venugopal Rathi
Venugopal Rathi
Chief Financial Officer