Form 10-Q
period 2024-09-30
Antares Strategic Credit Fund
filed 2024-11-13
CIK 1993402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________

FORM 10-Q

_______________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 814-01700

_______________________________________________________________________

ANTARES STRATEGIC CREDIT FUND

(Exact name of Registrant as specified in its Charter)

_______________________________________________________________________

Delaware	93-3416650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

320 South Canal Street, Suite 4200 Chicago, IL	60606
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of November 13, 2024 was 48,823,038.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Non-controlled/non-affiliated investments, at fair value (cost — $1,564,669 and zero as of September 30, 2024 and December 31, 2023, respectively)	$1,565,598	$—
Cash and cash equivalents	53,067	—
Foreign currencies (cost — $3,059 and zero as of September 30, 2024 and December 31, 2023, respectively)	3,113	—
Interest receivable from non-controlled/non-affiliated investments	7,691	—
Subscription receivable	—	25
Deferred offering costs	167	63
Receivable from adviser (Note 3)	330	330
Receivable for investments sold / repaid	2,490	—
Prepaid expenses and other assets	175	—
Total assets	$1,632,631	$418

LIABILITIES
Debt outstanding	$481,950	$—
Less: Deferred financing costs	(11,054)	—
Total debt, net of deferred financing costs	470,896	—
Payable for investments purchased	97,698	—
Interest payable	1,772	—
Distributions payable	26,341	—
Administrative service fee payable	428	—
Accrued expenses and other liabilities	1,610	9
Due to affiliates	1,450	384
Total liabilities	$600,195	$393
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, par value $0.001 (40,524,412 and 1,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	$41	$—
Paid-in capital in excess of par value	1,021,937	25
Accumulated net distributable earnings (losses)	10,458	—
Total net assets	$1,032,436	$25
Total liabilities and net assets	$1,632,631	$418
Net asset value per share	$25.48	$25.00

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$33,069	$62,865
Payment-in-kind interest income	166	302
Dividend income	94	196
Other income	3,733	7,429
Total investment income	37,062	70,792
Expenses:
Interest and debt expenses	5,210	11,542
Management fees (Note 3)	2,446	3,289
Income based incentive fee (Note 3)	3,864	7,112
Capital gains incentive fee (Note 3)	(174)	—
Administrative service fee	237	537
Board of Trustees’ fee	100	219
Other general and administrative expenses	548	1,424
Organization and offering costs	79	200
Total expenses	12,310	24,323
Management fees waiver (Note 3)	(2,446)	(3,289)
Incentive fees waiver (Note 3)	(3,690)	(7,112)
Net expenses, net of fee waivers	6,174	13,922
Net investment income (loss)	30,888	56,870

Net realized and change in unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	(13)	128
Foreign currency transactions	(410)	(589)
Net realized gain (loss)	(423)	(461)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(406)	929
Translation of assets and liabilities in foreign currencies	(656)	(572)
Net change in unrealized appreciation (depreciation)	(1,062)	357
Total net realized and change in unrealized gain (loss)	(1,485)	(104)
Net increase (decrease) in net assets resulting from operations	$29,403	$56,766

Per share information
Net investment income (loss) per share (basic and diluted)	$0.76	$2.22
Earnings per share (basic and diluted)	$0.73	$2.21
Distributions declared per share	$0.65	$1.81
Weighted average shares outstanding (basic and diluted)	40,453,906	25,637,129

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(in thousands, except shares)

Three Months Ended September 30, 2024

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	21,596,404	$22	$541,136	$7,396	$548,554
Operations:
Net investment income	—	—	—	30,888	30,888
Net realized gain (loss)	—	—	—	(423)	(423)
Net change in unrealized appreciation (depreciation)	—	—	—	(1,062)	(1,062)
Net increase (decrease) in net assets resulting from operations	—	—	—	29,403	29,403
Capital Transactions:
Issuance of shares	18,657,736	19	473,887	—	473,906
Common Shares issued from reinvestment of distributions	270,272	—	6,914	—	6,914
Distributions to shareholders	—	—	—	(26,341)	(26,341)
Net increase (decrease) in net assets resulting from capital transactions	18,928,008	19	480,801	(26,341)	454,479
Total net increase (decrease)	18,928,008	19	480,801	3,062	483,882
Net assets at end of period	40,524,412	$41	$1,021,937	$10,458	$1,032,436

Nine Months Ended September 30, 2024

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	1,000	$—	$25	$—	$25
Operations:
Net investment income	—	—	—	56,870	56,870
Net realized gain (loss)	—	—	—	(461)	(461)
Net change in unrealized appreciation (depreciation)	—	—	—	357	357
Net increase (decrease) in net assets resulting from operations	—	—	—	56,766	56,766
Capital Transactions:
Issuance of shares	40,253,140	41	1,014,998	—	1,015,039
Common Shares issued from reinvestment of distributions	270,272	—	6,914	—	6,914
Distributions to shareholders	—	—	—	(46,308)	(46,308)
Net increase (decrease) in net assets resulting from capital transactions	40,523,412	41	1,021,912	(46,308)	975,645
Total net increase (decrease)	40,523,412	41	1,021,912	10,458	1,032,411
Net assets at end of period	40,524,412	$41	$1,021,937	$10,458	$1,032,436

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in thousands)

Nine Months Ended September 30, 2024
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$56,766
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Accrued interest and dividends received in-kind	(355)
Net accretion of discount and amortization of premium	(1,488)
Proceeds from sale of investments and principal repayments	98,238
Purchases of investments	(1,360,936)
Net realized (gains) losses on investments	(128)
Net change in unrealized (appreciation) depreciation on investments	(929)
Amortization of deferred financing costs	729
Amortization of deferred offering costs	151
(Increase) decrease in operating assets:
Interest receivable from non-controlled/non-affiliated investments	(7,691)
Receivable for investments sold / repaid	(2,490)
Prepaid expenses and other assets	(175)
Increase (decrease) in operating liabilities:
Due to affiliates	1,066
Payable for investments purchased	97,698
Interest payable	1,772
Administrative service fee	428
Accrued expenses and other liabilities	1,601
Net cash provided by (used in) operating activities	(1,115,743)
Cash flow from financing activities
Proceeds from issuance of shares, net of subscription receivable	715,064
Debt borrowings (1)	1,040,950
Debt repayments (1)	(559,000)
Distributions paid	(13,053)
Deferred offering costs paid	(255)
Deferred financing costs paid	(11,783)
Net cash provided by (used in) financing activities	1,171,923
Net increase in cash and cash equivalents	56,180
Cash, cash equivalents and foreign currencies at the beginning of period	—
Cash, cash equivalents and foreign currencies at the end of period	$56,180
Supplemental disclosure of cash flow information and non-cash financing activities
Cash paid for interest	$9,040
Equity issued in kind (Note 8)	$300,000
Investments purchased in kind (Note 8)	$300,000
Distributions payable	$26,341

(1)
Includes $47,000 of secured borrowings.

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
Secured Debt
Aerospace and Defense
Peraton Corp.	(5)(8)	First Lien Term Loan	S + 3.75%	0.75%	8.70%	2/1/2028	$4,974	$4,981	$4,797	0.47%
								4,981	4,797	0.47
Air Freight and Logistics
American Trailer Rental Group, LLC	(8)	First Lien Term Loan	S + 5.50%	1.00%	10.34%	6/1/2027	41	40	37	—
American Trailer Rental Group, LLC	(8)	First Lien Term Loan	S + 5.69%	1.00%	10.43%	6/1/2027	131	130	119	0.01
American Trailer Rental Group, LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	10.34%	6/1/2027	35	34	31	—
American Trailer Rental Group, LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.69%	1.00%	10.43%	6/1/2027	33	33	30	—
American Trailer Rental Group, LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	10.49%	6/1/2027	9	9	8	—
Brown Group Holding, LLC	(5)(8)	First Lien Term Loan	S + 2.75%	0.50%	7.60%	7/1/2031	2,993	3,003	2,990	0.29
Lightbeam Bidco Inc.	(8)	First Lien Term Loan	S + 5.00%	0.75%	9.59%	5/4/2030	3,909	3,909	3,909	0.38
Lightbeam Bidco Inc.	(8)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	9.59%	5/4/2030	592	592	592	0.06
Lightbeam Bidco Inc.	(7)	First Lien Revolver	S + 5.00%	0.75%	9.59%	5/4/2029	476	—	—	—
								7,750	7,716	0.74
Auto Components
Enthusiast Auto Holdings, LLC	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.95%	12/19/2025	1,489	1,472	1,489	0.14
Enthusiast Auto Holdings, LLC	(8)	First Lien Term Loan	S + 6.25%	1.00%	11.20%	12/19/2025	1,489	1,484	1,489	0.14
First Brands Group, LLC	(5)(8)	First Lien Term Loan	S + 5.00%	1.00%	10.11%	3/30/2027	3,980	3,978	3,945	0.38
JHCC Holdings LLC	(8)	First Lien Term Loan	S + 5.25%	1.00%	9.84%	9/9/2027	2,712	2,706	2,702	0.26
JHCC Holdings LLC	(8)	First Lien Term Loan	S + 5.25%	0.00%	9.84%	9/9/2027	422	421	420	0.04
JHCC Holdings LLC	(7)(8)	First Lien Delayed Draw Term Loan	S + 5.25%	1.00%	9.84%	9/9/2027	11,266	6,964	6,944	0.68
JHCC Holdings LLC	(7)	First Lien Revolver	P + 4.25%	1.00%	12.25%	9/9/2027	249	80	80	0.01
Majco LLC	(8)	First Lien Term Loan	S + 4.50%	1.00%	9.24%	12/4/2028	248	244	248	0.02
OAC Holdings I Corp.	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.95%	3/31/2029	2,977	2,871	2,977	0.29
Quality Automotive Services, LLC	(8)	First Lien Term Loan	S + 5.25%	1.00%	9.84%	7/16/2027	2,382	2,374	2,370	0.23
Quality Automotive Services, LLC	(13)	First Lien Term Loan	S + 5.25%	0.00%	10.10%	7/16/2027	6,224	6,194	6,193	0.60
Quality Automotive Services, LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.25%	1.00%	9.99%	7/16/2027	469	467	466	0.05
Quality Automotive Services, LLC	(7)	First Lien Revolver	S + 5.25%	1.00%	9.99%	7/16/2027	130	(1)	(1)	—
								29,254	29,322	2.84
Beverages
Triton Water Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 3.25%	0.50%	8.36%	3/31/2028	4,477	4,471	4,474	0.43
								4,471	4,474	0.43
Broadline Retail
Peer Holding III B.V.	(5)	First Lien Term Loan	S + 3.00%	0.00%	7.85%	7/1/2031	4,751	4,755	4,772	0.46
								4,755	4,772	0.46

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Building Products
80/20, LLC	(8)	First Lien Term Loan	S + 5.25%	1.00%	9.99%	3/1/2027	$249	$246	$247	0.02%
MDC Interior Acquisition Inc	(8)(13)	First Lien Term Loan	S + 5.00%	1.00%	9.85%	4/26/2030	15,701	15,477	15,622	1.51
MDC Interior Acquisition Inc	(7)(13)	First Lien Revolver	S + 5.25%	1.00%	10.10%	4/26/2030	2,084	(31)	(10)	—
SureWerx Purchaser III Inc.	(6)(8)(13)	First Lien Term Loan	C + 5.25%	0.75%	9.50%	12/28/2029	CAD 17,117	12,499	12,648	1.23
SureWerx Purchaser III Inc.	(6)(8)	First Lien Term Loan	S + 5.25%	0.75%	9.84%	12/28/2029	248	248	248	0.02
SureWerx Purchaser III Inc.	(6)(7)(13)	First Lien Revolver	S + 5.25%	0.75%	9.84%	12/28/2028	1,730	999	1,003	0.10
WST USA Holdco, Inc.	(6)(8)	First Lien Term Loan	S + 5.25%	1.00%	9.94%	3/31/2027	2,481	2,481	2,481	0.24
WST USA Holdco, Inc.	(6)(7)	First Lien Delayed Draw Term Loan	S + 5.25%	1.00%	9.84%	3/31/2027	2,495	897	912	0.09
								32,816	33,151	3.21
Capital Markets
Allworth Financial Group, L.P.	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.85%	12/23/2027	2,538	2,538	2,538	0.25
Allworth Financial Group, L.P.	(8)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	9.85%	12/23/2027	2,424	2,424	2,424	0.24
Arax MidCo, LLC	(6)(8)(13)	First Lien Term Loan	S + 5.75%	1.00%	10.60%	4/11/2029	9,018	8,928	8,912	0.86
Arax MidCo, LLC	(6)(7)(13)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	10.60%	4/11/2029	4,689	(27)	(55)	(0.01)
Arax MidCo, LLC	(6)(7)(13)	First Lien Revolver	S + 5.75%	0.00%	10.34%	4/11/2029	1,293	27	28	—
AQ Sage Buyer, LLC	(8)	First Lien Term Loan	S + 6.00%	1.00%	10.50%	1/25/2027	185	180	183	0.02
AQ Sage Buyer, LLC	(8)	First Lien Delayed Draw Term Loan	S + 6.00%	1.00%	10.25%	1/25/2027	63	61	62	0.01
Cub Financing Intermediate, LLC	(13)	First Lien Term Loan	S + 4.75%	0.50%	9.60%	6/28/2030	10,810	10,756	10,756	1.04
Cub Financing Intermediate, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	0.75%	9.60%	6/28/2030	4,967	(12)	(25)	—
Edgeco Buyer, Inc.	(8)	First Lien Term Loan	S + 4.75%	1.00%	9.44%	6/1/2026	170	167	170	0.02
Edgeco Buyer, Inc.	(7)(8)	First Lien Delayed Draw Term Loan	S + 4.75%	1.00%	9.44%	6/1/2026	79	74	75	0.01
Lido Advisors, LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	9.59%	6/15/2029	3,473	3,473	3,449	0.33
R&T Acquisitions, LLC	(8)	First Lien Term Loan	S + 5.75%	1.00%	10.34%	8/31/2030	2,041	2,023	2,015	0.20
R&T Acquisitions, LLC	(7)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	10.34%	8/31/2030	771	(7)	(10)	—
								30,605	30,522	2.97
Chemicals
Aurora Plastics, LLC	(8)	First Lien Term Loan	S + 4.75%	0.75%	9.70%	8/10/2028	198	190	198	0.02
Aurora Plastics, LLC	(8)	First Lien Delayed Draw Term Loan	S + 4.75%	0.75%	9.70%	8/10/2028	50	48	50	—
DCG Acquisition Corp.	(8)(13)	First Lien Term Loan	S + 4.75%	0.75%	9.60%	6/13/2031	26,360	26,299	26,360	2.56
DCG Acquisition Corp.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	0.75%	9.60%	6/13/2031	4,408	(5)	—	—
DCG Acquisition Corp.	(7)(13)	First Lien Revolver	S + 4.75%	0.75%	9.60%	6/13/2031	4,408	(11)	—	—
Formulations Parent Corp.	(8)	First Lien Term Loan	S + 5.75%	0.75%	10.34%	11/15/2030	249	247	249	0.02
LTI Holdings, Inc.	(5)	First Lien Term Loan	S + 4.75%	0.00%	9.60%	7/29/2029	3,344	3,300	3,319	0.32
Lubricant Engineers	(8)	First Lien Term Loan	S + 6.00%	1.00%	10.59%	9/1/2029	248	241	248	0.02
Lummus Technology Holdings V LLC	(5)(8)	First Lien Term Loan	S + 3.50%	0.00%	8.46%	12/31/2029	4,975	5,006	4,995	0.49
Tangent Technologies Acquisition, LLC	(8)	First Lien Term Loan	S + 4.75%	1.00%	9.25%	11/30/2027	248	245	247	0.02
								35,560	35,666	3.45

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies
Ares Holdings, LLC	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.59%	11/18/2027	$992	$979	$987	0.10%
Ares Holdings, LLC	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.69%	11/18/2027	3,872	3,832	3,853	0.37
Ares Holdings, LLC	(13)	First Lien Term Loan	S + 5.00%	1.00%	9.85%	11/18/2027	1,028	1,026	1,023	0.10
Ares Holdings, LLC	(7)	First Lien Revolver	S + 5.00%	1.00%	9.85%	11/18/2027	747	80	81	0.01
AWP Group Holdings, Inc.	(8)	First Lien Term Loan	S + 4.75%	1.00%	9.60%	12/23/2030	6,048	6,032	6,018	0.58
AWP Group Holdings, Inc.	(7)	First Lien Delayed Draw Term Loan	S + 4.75%	1.00%	9.60%	12/22/2030	12,973	(32)	(64)	(0.01)
AWP Group Holdings, Inc.	(7)	First Lien Revolver	S + 4.75%	1.00%	9.60%	12/23/2030	47	—	—	—
CoolSys, Inc.	(8)	First Lien Term Loan	S + 4.75%	0.75%	9.60%	8/11/2028	248	234	244	0.02
EXT Acquisitions, Inc.	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.74%	6/26/2026	232	231	232	0.02
EXT Acquisitions, Inc.	(8)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	9.74%	6/26/2026	16	15	16	—
FL Hawk Intermediate Holdings, Inc.	(8)	First Lien Term Loan	S + 4.75%	1.00%	9.60%	2/22/2028	250	250	250	0.02
FL Hawk Intermediate Holdings, Inc.	(8)	Second Lien Term Loan	S + 8.75%	1.00%	13.60%	8/22/2028	1,560	1,560	1,560	0.15
FL Hawk Intermediate Holdings, Inc.	(7)	First Lien Revolver	S + 4.75%	0.00%	9.60%	2/22/2027	1,190	—	—	—
Fresh Holdco, Inc.	(8)	First Lien Term Loan	S + 5.25%	1.00%	9.75%	1/23/2026	248	247	248	0.02
HeartLand PPC Buyer, LLC	(8)	First Lien Term Loan	S + 5.25%	0.75%	9.84%	12/12/2029	2,985	2,950	2,949	0.29
Hercules Borrower LLC	(8)	First Lien Term Loan	S + 5.50%	1.00%	10.19%	12/14/2026	2,345	2,345	2,324	0.23
Hercules Borrower LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	10.19%	12/14/2026	305	305	302	0.03
Hercules Borrower LLC	(7)	First Lien Revolver	S + 5.50%	1.00%	10.45%	12/14/2026	329	—	(3)	—
High Bar Brands Operating, LLC	(6)(8)	First Lien Term Loan	S + 5.00%	1.00%	9.59%	12/19/2029	248	245	246	0.02
HP RSS Buyer, Inc.	(8)	First Lien Term Loan	S + 5.00%	0.75%	9.59%	12/11/2029	4,975	4,918	4,925	0.48
Monarch Landscape Holdings, LLC	(8)	First Lien Term Loan	S + 5.00%	0.75%	9.59%	10/2/2028	1,800	1,796	1,787	0.17
Monarch Landscape Holdings, LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	9.59%	10/2/2028	1,181	1,169	1,173	0.11
Onyx-Fire Protection Services Inc.	(6)(13)	First Lien Term Loan	C + 4.50%	0.00%	8.75%	7/31/2031	17,026	12,269	12,528	1.21
Onyx-Fire Protection Services Inc.	(6)(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	0.00%	9.35%	7/31/2031	3,405	(6)	(12)	—
Onyx-Fire Protection Services Inc.	(6)(7)(13)	First Lien Revolver	S + 4.50%	0.75%	9.35%	7/31/2031	4,378	(15)	(16)	—
Paint Intermediate III, LLC	(8)	First Lien Term Loan	S + 5.50%	0.75%	10.19%	10/6/2028	5,456	5,421	5,374	0.52
Paint Intermediate III, LLC	(7)	First Lien Revolver	S + 5.50%	0.75%	10.19%	10/7/2027	1,002	620	621	0.06
Palmetto Acquisitionco Inc.	(8)	First Lien Term Loan	S + 5.75%	1.00%	10.34%	9/18/2029	248	245	248	0.02
Project Boost Purchaser, LLC	(5)	First Lien Term Loan	S + 3.50%	0.00%	8.09%	7/16/2031	4,992	5,001	4,996	0.48
Rotating Machinery Services, Inc.	(8)	First Lien Term Loan	S + 5.25%	1.00%	9.99%	6/10/2025	250	249	250	0.02
The Hiller Companies, LLC	(13)	First Lien Term Loan	S + 5.00%	0.75%	9.85%	6/20/2030	15,698	15,621	15,620	1.51
The Hiller Companies, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	9.59%	6/20/2030	4,323	848	841	0.08
The Hiller Companies, LLC	(7)(13)	First Lien Revolver	S + 5.00%	0.75%	9.85%	6/20/2030	2,730	(14)	(14)	—
Thermostat Purchaser III, Inc.	(8)	First Lien Term Loan	S + 4.25%	0.75%	9.25%	8/31/2028	5,236	5,232	5,236	0.51
Soliant Lower Intermediate, LLC	(5)	First Lien Term Loan	S + 3.75%	0.00%	8.60%	7/18/2031	2,821	2,794	2,828	0.27
Valet Waste Holdings, Inc.	(13)	First Lien Term Loan	S + 5.75%	1.00%	10.70%	5/1/2029	31,641	31,564	31,324	3.03
Valet Waste Holdings, Inc.	(7)(13)	First Lien Revolver	S + 5.75%	1.00%	10.70%	5/1/2029	1,429	711	700	0.07

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies (continued)
WRE Holding Corp.	(13)	First Lien Term Loan	S + 5.00%	0.75%	9.25%	7/2/2031	$8,305	$8,264	$8,266	0.80%
WRE Holding Corp.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	10.00%	7/2/2031	2,124	108	103	0.01
WRE Holding Corp.	(7)(13)	First Lien Revolver	S + 5.00%	0.00%	9.85%	7/2/2030	1,133	(5)	(5)	—
YLG Holdings, Inc.	(8)	First Lien Term Loan	S + 5.00%	0.75%	9.69%	10/30/2026	2,599	2,599	2,593	0.25
YLG Holdings, Inc.	(8)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	9.69%	10/30/2026	1,980	1,980	1,975	0.19
YLG Holdings, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	9.69%	11/2/2026	10,842	309	294	0.03
YLG Holdings, Inc.	(7)	First Lien Revolver	S + 5.00%	0.00%	9.69%	10/30/2026	399	—	(1)	—
Zinc Buyer Corporation	(13)	First Lien Term Loan	S + 4.75%	0.75%	9.34%	7/24/2031	13,682	13,649	13,584	1.32
Zinc Buyer Corporation	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	0.75%	9.34%	7/24/2031	6,890	(9)	(50)	—
Zinc Buyer Corporation	(7)(13)	First Lien Revolver	S + 4.75%	0.75%	9.34%	7/24/2031	2,028	(5)	(15)	—
Zone Climate Services, Inc.	(8)	First Lien Term Loan	S + 5.50%	1.00%	10.24%	3/9/2028	2,977	2,925	2,896	0.28
								138,537	138,315	13.37
Construction & Engineering
Hydraulic Technologies USA LLC	(13)	First Lien Term Loan	S + 5.50%	1.00%	10.35%	6/3/2031	17,504	17,160	17,197	1.67
Hydraulic Technologies USA LLC	(7)(13)	First Lien Revolver	S + 5.50%	0.75%	10.35%	6/3/2030	2,384	(48)	(42)	—
Kleinfelder Intermediate LLC	(8)	First Lien Term Loan	S + 6.25%	0.75%	11.10%	9/18/2030	246	246	246	0.02
MEI Buyer LLC	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.85%	6/29/2029	4,287	4,259	4,287	0.42
MEI Buyer LLC	(7)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	9.85%	6/29/2029	681	(4)	—	—
Trilon Group, LLC	(8)(13)	First Lien Term Loan	S + 5.50%	1.00%	10.50%	5/25/2029	1,460	1,449	1,451	0.14
Trilon Group, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	10.50%	5/25/2029	4,060	850	851	0.08
Trilon Group, LLC	(7)(13)	First Lien Revolver	S + 5.50%	1.00%	10.50%	5/25/2029	1,218	31	35	—
								23,943	24,025	2.33
Construction Materials									.
Arrow Tru-Line Holding, LLC	(8)	First Lien Term Loan	S + 5.63%	1.00%	10.48%	9/20/2027	244	240	242	0.02
Pearlman Enterprises Inc.	(8)	First Lien Term Loan	S + 4.50%	1.00%	9.45%	5/5/2027	2,985	2,967	2,925	0.28
Profile Products LLC	(8)	First Lien Term Loan	S + 5.50%	0.75%	10.45%	11/12/2027	248	245	246	0.02
Red Fox CD Acquisition Corporation	(7)(13)	First Lien Delayed Draw Term Loan	S + 6.00%	1.00%	10.85%	3/4/2030	21,248	10,602	10,538	1.02
								14,054	13,951	1.34

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Containers and Packaging
Berlin Packaging L.L.C.	(5)(8)	First Lien Term Loan	S + 3.75%	0.00%	8.60%	6/7/2031	$4,988	$4,983	$4,989	0.48%
CFs Brands, LLC	(8)	First Lien Term Loan	S + 5.75%	1.00%	10.60%	10/2/2030	248	246	248	0.02
Cold Chain Technologies, LLC	(8)	First Lien Term Loan	S + 5.75%	1.00%	10.44%	8/2/2025	2,782	2,782	2,782	0.27
Cold Chain Technologies, LLC	(7)	First Lien Revolver	S + 5.75%	1.00%	10.44%	8/2/2025	197	—	—	—
Graham Packaging Company Inc.	(5)(8)	First Lien Term Loan	S + 2.50%	0.75%	7.35%	8/4/2027	2,676	2,690	2,677	0.26
Rohrer Corp.	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.50%	3/15/2027	249	246	249	0.02
St Athena Global LLC	(6)(8)(13)	First Lien Term Loan	S + 5.25%	0.75%	9.84%	6/26/2030	2,810	2,791	2,782	0.27
St Athena Global LLC	(6)(8)(13)	First Lien Term Loan	SON + 5.25%	0.00%	10.20%	6/26/2030	GBP 1,288	1,613	1,705	0.17
St Athena Global LLC	(6)(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	0.00%	10.10%	6/26/2030	154	(1)	(2)	—
St Athena Global LLC	(6)(7)(13)	First Lien Revolver	S + 5.25%	0.75%	10.10%	6/26/2029	389	(3)	(4)	—
Tank Holding Corp.	(8)	First Lien Term Loan	S + 5.75%	0.75%	10.25%	3/31/2028	248	240	244	0.02
								15,587	15,670	1.51
Distributors
Aurora Parts & Accessories LLC	(8)	First Lien Term Loan	S + 5.75%	1.00%	10.49%	1/16/2029	248	248	246	0.02
BC Group Holdings, Inc.	(8)	First Lien Term Loan	S + 5.00%	0.75%	9.69%	12/21/2026	240	239	237	0.02
BC Group Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	0.75%	9.69%	12/21/2026	2,430	2,424	2,406	0.23
BC Group Holdings, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	10.34%	12/21/2026	8,036	1,005	938	0.09
Blackbird Purchaser, Inc.	(8)	First Lien Term Loan	S + 5.50%	0.75%	10.09%	12/19/2030	4,668	4,624	4,668	0.45
Blackbird Purchaser, Inc.	(7)	First Lien Delayed Draw Term Loan	S + 5.50%	0.75%	10.09%	12/19/2030	927	268	277	0.03
Blackbird Purchaser, Inc.	(7)	First Lien Revolver	S + 5.50%	0.75%	10.09%	12/19/2029	619	87	93	0.01
Blackhawk Industrial Distribution, Inc.	(8)	First Lien Term Loan	S + 5.25%	1.00%	9.99%	9/17/2026	7,097	7,097	7,065	0.68
Blackhawk Industrial Distribution, Inc.	(13)	First Lien Term Loan	S + 5.25%	1.00%	9.99%	9/17/2026	2,887	2,874	2,874	0.28
Blackhawk Industrial Distribution, Inc.	(8)	First Lien Delayed Draw Term Loan	S + 5.25%	0.00%	9.99%	9/17/2026	237	237	236	0.02
Blackhawk Industrial Distribution, Inc.	(7)	First Lien Revolver	S + 6.25%	1.00%	10.99%	9/17/2026	3,503	769	757	0.07
Bradyifs Holdings LLC	(8)	First Lien Term Loan	S + 6.00%	1.00%	10.59%	10/31/2029	248	246	248	0.02
Dealer Tire Financial, LLC	(5)	First Lien Term Loan	S + 3.50%	0.50%	8.35%	7/2/2031	4,559	4,553	4,578	0.44
Johnstone Supply, LLC	(5)(8)	First Lien Term Loan	S + 3.00%	0.00%	7.85%	6/9/2031	4,952	4,955	4,946	0.48
Motion & Control Enterprises LLC	(8)	First Lien Term Loan	S + 6.00%	1.00%	10.59%	6/1/2028	2,357	2,337	2,322	0.22
Motion & Control Enterprises LLC	(8)	First Lien Delayed Draw Term Loan	S + 6.00%	1.00%	10.59%	6/1/2028	620	615	611	0.06
Vessco Midco Holdings, LLC	(13)	First Lien Term Loan	S + 5.25%	0.75%	9.50%	7/24/2031	24,519	24,397	24,402	2.36
Vessco Midco Holdings, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	0.75%	9.50%	7/24/2031	8,173	1,178	1,159	0.11
Vessco Midco Holdings, LLC	(7)(13)	First Lien Revolver	S + 5.25%	0.00%	10.10%	7/24/2031	2,724	(13)	(13)	—
								58,140	58,050	5.59

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services
Apex Service Partners, LLC	(8)	First Lien Term Loan	S + 7.00% (Incl. 2.00% PIK)	1.00%	11.59% (Incl. 2.00% PIK)	10/24/2030	$4,804	$4,738	$4,780	0.46%
Apex Service Partners, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	0.00%	9.85%	10/24/2030	14,000	1,521	1,486	0.14
Apex Service Partners, LLC		First Lien Delayed Draw Term Loan	S + 5.00% (Incl. 2.00% PIK)	1.00%	9.85% (Incl. 2.00% PIK)	10/24/2030	1,143	1,121	1,138	0.11
Apex Service Partners, LLC	(7)	First Lien Revolver	S + 5.00%	1.00%	9.59%	10/24/2029	378	181	179	0.02
AVE Holdings III, Corp.	(8)	First Lien Term Loan	S + 5.25%	0.75%	9.99%	2/25/2028	248	245	243	0.02
AVG Intermediate Holdings LLC	(8)	First Lien Term Loan	S + 6.00%	1.00%	10.69%	3/16/2027	831	831	811	0.08
AVG Intermediate Holdings LLC	(8)	First Lien Delayed Draw Term Loan	S + 6.00%	1.00%	10.69%	3/16/2027	3,064	3,064	2,987	0.29
AVG Intermediate Holdings LLC	(7)	First Lien Revolver	S + 6.00%	1.00%	10.69%	3/16/2027	166	—	(4)	—
COP Hometown Acquisitions, Inc.	(8)	First Lien Term Loan	S + 5.25%	1.00%	9.99%	7/16/2027	4,975	4,883	4,937	0.48
CVP Holdco, Inc.	(13)	First Lien Term Loan	S + 5.00%	0.75%	9.95%	6/28/2031	22,159	22,107	22,103	2.14
CVP Holdco, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	9.95%	6/28/2031	5,883	(7)	(15)	—
CVP Holdco, Inc.	(7)(13)	First Lien Revolver	S + 5.00%	0.75%	9.95%	6/28/2030	2,353	(6)	(6)	—
EOS Fitness Opco Holdings, LLC	(8)	First Lien Term Loan	S + 5.25%	0.75%	10.10%	1/5/2028	1,815	1,786	1,801	0.17
EOS Fitness Opco Holdings, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	0.75%	9.99%	1/5/2028	149	147	148	0.01
EOS Fitness Opco Holdings, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	0.00%	9.84%	1/5/2028	772	767	767	0.08
EOS Fitness Opco Holdings, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	0.00%	9.99%	1/5/2028	3,862	(29)	(29)	—
EOS Fitness Opco Holdings, LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.25%	0.75%	10.10%	1/5/2028	170	168	169	0.02
Essential Services Holding Corporation	(13)	First Lien Term Loan	S + 5.00%	0.75%	9.59%	6/17/2031	10,617	10,592	10,591	1.03
Essential Services Holding Corporation	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	9.85%	6/17/2031	2,082	(3)	(5)	—
Essential Services Holding Corporation	(7)(13)	First Lien Revolver	S + 5.00%	0.75%	9.85%	6/17/2030	1,301	(3)	(3)	—
Flint Opco, LLC	(8)	First Lien Term Loan	S + 5.25%	1.00%	9.84%	8/15/2030	248	246	248	0.02
Flint Opco, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	1.00%	9.60%	8/15/2030	4,063	449	441	0.04
FSHS I, LLC	(8)	First Lien Term Loan	S + 6.00%	0.75%	10.95%	11/18/2028	3,996	3,996	3,952	0.38
GS Seer Group Borrower LLC	(8)	First Lien Term Loan	S + 6.75%	1.00%	11.34%	4/29/2030	4,962	4,871	4,888	0.47
GSV Holding, LLC	(8)	First Lien Term Loan	S + 6.00%	1.00%	10.74%	4/3/2028	94	92	94	0.01
GSV Holding, LLC	(7)(8)	First Lien Delayed Draw Term Loan	S + 6.00%	1.00%	10.74%	4/1/2028	154	147	150	0.01
Health Buyer LLC	(8)	First Lien Term Loan	S + 5.50%	0.75%	10.09%	4/29/2029	2,992	2,966	2,960	0.29
Health Buyer LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	0.75%	10.24%	4/27/2029	12,565	(29)	(60)	(0.01)
Home Service TopCo IV, Inc.	(8)	First Lien Term Loan	S + 6.00%	1.00%	10.69%	12/31/2027	4,962	4,962	4,962	0.48
Innovetive Petcare, LLC	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.74%	6/30/2028	194	188	194	0.02
Innovetive Petcare, LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	9.74%	6/30/2028	47	46	47	—
Midwest Veterinary Partners, LLC	(5)	First Lien Term Loan	S + 3.75%	0.00%	8.60%	4/27/2028	2,850	2,857	2,854	0.28
North Haven Stallone Buyer, LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.25%	1.00%	9.84%	5/24/2027	248	240	244	0.02

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services (continued)
PPV Intermediate Holdings, LLC	(8)	First Lien Term Loan	S + 5.75%	0.00%	10.34%	8/31/2029	$243	$240	$243	0.02%
PPV Intermediate Holdings, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	0.75%	9.84%	8/31/2029	15,038	(36)	(150)	(0.01)
Southern Veterinary Partners, LLC	(5)(8)	First Lien Term Loan	S + 3.75%	0.00%	8.00%	10/5/2027	4,836	4,853	4,851	0.47
Spartan Bidco PTY LTD	(6)(8)	First Lien Term Loan	S + 7.00% (Incl. 6.25% PIK)	0.75%	11.59% (Incl. 6.25% PIK)	1/24/2028	262	254	262	0.03
Taymax Group Acquisition, LLC	(8)	First Lien Term Loan	S + 6.00%	1.00%	10.95%	7/31/2026	1,489	1,489	1,485	0.15
University Support Services LLC	(5)(8)	First Lien Term Loan	S + 2.75%	0.50%	7.60%	2/12/2029	3,735	3,737	3,729	0.36
US Fitness Holdings, LLC	(8)(13)	First Lien Term Loan	S + 5.50%	0.75%	10.09%	9/3/2031	27,569	27,429	27,431	2.66
US Fitness Holdings, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	0.00%	10.09%	9/3/2031	6,892	(32)	(34)	—
US Fitness Holdings, LLC	(7)(13)	First Lien Revolver	S + 5.50%	0.00%	10.09%	9/3/2030	538	105	105	0.01
Vertex Service Partners, LLC	(8)	First Lien Term Loan	S + 5.75%	0.75%	10.34%	11/8/2030	249	245	249	0.02
VPP Intermediate Holdings, LLC	(8)	First Lien Term Loan	S + 5.50%	1.00%	10.45%	12/1/2027	1,823	1,823	1,814	0.18
VPP Intermediate Holdings, LLC	(7)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	10.45%	12/1/2027	2,221	1,463	1,458	0.14
VPP Intermediate Holdings, LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	10.45%	12/1/2027	2,197	2,197	2,186	0.21
VPP Intermediate Holdings, LLC	(7)	First Lien Revolver	S + 6.25%	1.00%	11.20%	12/1/2027	223	—	(1)	—
								116,901	116,680	11.30
Diversified Telecommunication Services
Zacapa S.a r.l.	(5)(8)	First Lien Term Loan	S + 4.00%	0.50%	8.85%	3/22/2029	4,800	4,810	4,816	0.47
Guardian US Holdco LLC	(5)(8)	First Lien Term Loan	S + 3.50%	0.50%	8.35%	1/31/2030	4,977	4,985	4,942	0.48
Virgin Media Bristol LLC	(5)(8)	First Lien Term Loan	S + 3.25%	0.00%	8.20%	3/31/2031	2,877	2,843	2,751	0.27
								12,638	12,509	1.22
Electrical Equipment
Infinite Bidco LLC	(8)	First Lien Term Loan	S + 6.25%	1.00%	10.84%	3/2/2028	248	245	248	0.03
Power Grid Holdings, Inc.	(8)	First Lien Term Loan	S + 4.75%	0.75%	9.34%	11/30/2030	6,216	6,158	6,216	0.60
TPC Engineering Holdings, Inc.	(8)	First Lien Term Loan	S + 5.50%	0.00%	10.45%	2/16/2027	1,600	1,598	1,584	0.15
TPC Engineering Holdings, Inc.	(8)	First Lien Delayed Draw Term Loan	S + 5.50%	0.00%	10.45%	2/16/2027	64	64	64	0.01
TPC Engineering Holdings, Inc.	(7)	First Lien Revolver	S + 5.50%	0.00%	10.45%	2/16/2027	1,565	884	868	0.08
								8,949	8,980	0.87
Electronic Equipment, Instruments and Components
AEP Passion Intermediate Holdings, Inc.	(8)	First Lien Term Loan	S + 6.50%	1.00%	11.45%	10/5/2027	248	248	238	0.02
Dwyer Instruments, LLC	(8)	First Lien Term Loan	S + 5.75%	0.75%	10.44%	7/21/2027	232	230	231	0.02
Dwyer Instruments, LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.75%	0.75%	10.44%	7/21/2027	16	16	16	—
Excelitas Technologies Corp.	(8)	First Lien Term Loan	S + 5.25%	0.75%	9.84%	8/12/2029	193	191	192	0.02
Excelitas Technologies Corp.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	0.75%	9.84%	8/12/2029	5,044	(12)	(25)	—
Phoenix 1 Buyer Corp.	(8)	First Lien Term Loan	S + 5.50%	0.75%	10.09%	11/20/2030	249	246	249	0.02
Wildcat BuyerCo, Inc.	(8)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	10.60%	2/26/2027	4,962	4,923	4,912	0.48
								5,842	5,813	0.56

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Energy Equipment and Services
CRCI Longhorn Holdings, Inc.	(13)	First Lien Term Loan	S + 5.00%	0.75%	9.85%	8/27/2031	$18,177	$18,087	$18,088	1.75%
CRCI Longhorn Holdings, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	9.85%	8/27/2031	4,544	(11)	(22)	—
CRCI Longhorn Holdings, Inc.	(7)(13)	First Lien Revolver	S + 5.00%	0.75%	9.85%	8/27/2031	3,030	1,500	1,500	0.15
DMC Holdco, LLC	(8)	First Lien Term Loan	S + 5.75%	1.00%	10.34%	7/13/2029	248	246	246	0.02
Integrated Power Services Holdings, Inc.	(8)	First Lien Term Loan	S + 4.50%	0.75%	9.46%	11/22/2028	4,422	4,355	4,413	0.43
Integrated Power Services Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	0.75%	9.46%	11/22/2028	6,582	6,577	6,567	0.64
Integrated Power Services Holdings, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	0.75%	9.46%	11/22/2028	16,452	(28)	(36)	—
Integrated Power Services Holdings, Inc.	(7)	First Lien Revolver	P + 3.50%	0.00%	11.50%	11/22/2027	544	22	30	—
Phillips & Temro Industries Inc.	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.74%	9/8/2025	244	243	244	0.02
								30,991	31,030	3.01
Financial Services
Ascensus Group Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 3.50%	0.50%	8.46%	8/2/2028	3,695	3,704	3,700	0.36
Boost Newco Borrower, LLC	(5)	First Lien Term Loan	S + 2.50%	0.00%	7.35%	1/31/2031	5,000	5,012	5,008	0.49
Cerity Partners Equity Holding LLC	(8)	First Lien Term Loan	S + 5.25%	0.75%	9.84%	7/28/2029	5,657	5,633	5,642	0.55
Cerity Partners Equity Holding LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.25%	0.75%	9.84%	7/30/2029	359	359	358	0.03
Cerity Partners Equity Holding LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	0.75%	9.84%	7/28/2029	26,929	(64)	(67)	(0.01)
Cerity Partners Equity Holding LLC	(7)	First Lien Revolver	S + 5.25%	0.75%	9.84%	7/28/2028	3,266	(8)	(8)	—
CFGI Holdings, LLC	(8)	First Lien Term Loan	S + 4.50%	0.75%	9.35%	11/2/2027	4,769	4,700	4,730	0.46
CFGI Holdings, LLC	(7)	First Lien Revolver	S + 4.50%	0.75%	9.35%	11/2/2027	191	(3)	(2)	—
Cherry Bekaert Advisory LLC	(8)	First Lien Term Loan	S + 5.25%	0.00%	10.10%	6/30/2028	1,950	1,899	1,950	0.19
Cherry Bekaert Advisory LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.25%	0.75%	10.10%	6/30/2028	803	782	803	0.08
Cherry Bekaert Advisory LLC	(7)	First Lien Revolver	S + 5.50%	0.75%	10.35%	6/30/2028	226	(6)	—	—
Citrin Cooperman Advisors, LLC	(8)	First Lien Term Loan	S + 5.00%	0.75%	9.59%	10/1/2027	832	832	832	0.08
Citrin Cooperman Advisors, LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	9.59%	10/1/2027	2,143	2,143	2,143	0.21
Contractual Buyer, LLC	(8)	First Lien Term Loan	S + 6.00%	0.75%	10.85%	10/10/2030	249	244	249	0.02
Focus Financial Partners, LLC	(5)	First Lien Term Loan	S + 3.25%	0.00%	8.10%	9/11/2031	3,912	3,902	3,904	0.38
Focus Financial Partners, LLC	(5)(7)	First Lien Delayed Draw Term Loan	S + 3.25%	0.00%	8.10%	9/11/2031	420	(1)	(1)	—
Foreside Financial Group, LLC	(8)	First Lien Term Loan	S + 5.25%	1.00%	10.20%	9/30/2027	5,744	5,662	5,744	0.56
Foreside Financial Group, LLC	(7)	First Lien Revolver	S + 5.25%	1.00%	9.99%	9/30/2027	712	(10)	—	—
GTCR Everest Borrower, LLC	(5)(8)	First Lien Term Loan	S + 3.00%	0.00%	7.59%	9/5/2031	5,000	4,988	4,948	0.48
Heights Buyer, LLC	(8)	First Lien Term Loan	S + 5.75%	1.00%	10.44%	8/25/2028	3,808	3,808	3,808	0.37
Heights Buyer, LLC	(7)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	10.44%	8/25/2028	620	—	—	—
Heights Buyer, LLC	(7)	First Lien Revolver	S + 5.75%	1.00%	10.44%	8/25/2028	543	31	31	—
Kriv Acquisition Inc.	(8)	First Lien Term Loan	S + 6.25%	1.00%	10.84%	7/6/2029	2,265	2,250	2,254	0.22
Kriv Acquisition Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 6.50%	1.00%	11.09%	7/6/2029	8,343	(21)	(42)	—
Kriv Acquisition Inc.		First Lien Delayed Draw Term Loan	S + 6.25%	1.00%	10.84%	7/6/2029	340	335	338	0.03
Kriv Acquisition Inc.	(7)	First Lien Revolver	S + 6.25%	1.00%	10.84%	7/6/2029	377	(2)	(2)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Financial Services (continued)
Minotaur Acquisition, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	1.00%	9.85%	6/2/2030	$24,424	$24,192	$24,182	2.34%
Minotaur Acquisition, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	9.85%	6/3/2030	8,141	4,032	3,990	0.39
Minotaur Acquisition, Inc.	(7)(13)	First Lien Revolver	S + 5.00%	1.00%	9.85%	6/3/2030	2,442	(24)	(24)	—
Neon Maple Purchaser Inc.	(5)	First Lien Term Loan	S + 3.00%	0.00%	7.85%	7/18/2031	5,000	4,988	5,000	0.48
Pathstone Family Office LLC	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.95%	5/15/2029	3,137	3,103	3,114	0.30
Pathstone Family Office LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	0.00%	9.95%	5/15/2029	5,319	257	244	0.02
Pathstone Family Office LLC	(7)	First Lien Revolver	S + 5.00%	1.00%	9.95%	5/15/2028	87	34	34	—
RWA Wealth Partners, LLC	(8)	First Lien Term Loan	S + 4.75%	1.00%	9.34%	8/31/2028	103	103	103	0.01
The Chartis Group, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	0.75%	9.35%	9/17/2031	12,660	12,597	12,596	1.22
The Chartis Group, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	0.00%	9.35%	9/17/2031	3,875	(10)	(19)	—
The Chartis Group, LLC	(7)(13)	First Lien Revolver	S + 4.50%	0.00%	9.35%	9/17/2031	1,938	(10)	(10)	—
Wealth Enhancement Group, LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	10.09%	10/4/2027	2,880	2,802	2,859	0.28
Wealth Enhancement Group, LLC	(7)	First Lien Revolver	S + 5.50%	1.00%	10.09%	10/2/2027	105	(3)	(1)	—
								98,230	98,388	9.54
Food Products
Nonni's Foods LLC	(8)	First Lien Term Loan	S + 5.75%	1.00%	10.70%	6/1/2026	249	247	249	0.02
Primary Products Finance LLC	(5)(6)	First Lien Term Loan	S + 3.50%	0.50%	8.24%	4/2/2029	2,587	2,593	2,591	0.25
RB Holdings Interco, LLC	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.74%	5/4/2028	248	245	243	0.03
Sigma Holdco B.V.	(5)	First Lien Term Loan	S + 4.25%	0.00%	9.00%	1/3/2028	4,855	4,837	4,844	0.47
Sugar PPC Buyer LLC	(8)	First Lien Term Loan	S + 5.25%	1.00%	10.10%	10/2/2030	249	245	248	0.02
Sugar PPC Buyer LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	0.00%	10.10%	10/2/2030	6,800	(16)	(32)	—
Ultimate Baked Goods Midco LLC	(8)	First Lien Term Loan	S + 6.25%	1.00%	10.94%	8/13/2027	2,607	2,597	2,581	0.25
Ultimate Baked Goods Midco LLC	(13)	First Lien Term Loan	S + 5.50%	1.00%	10.19%	8/13/2027	578	576	573	0.06
Ultimate Baked Goods Midco LLC	(7)	First Lien Revolver	S + 6.25%	1.00%	10.94%	8/13/2027	373	129	127	0.01
WPP Bullet Buyer, LLC	(8)	First Lien Term Loan	S + 5.75%	1.00%	10.34%	12/7/2030	7,463	7,378	7,351	0.71
								18,831	18,775	1.82
Ground Transportation
AMS Parent, LLC	(8)	First Lien Term Loan	S + 4.75%	0.75%	9.71%	10/25/2028	248	244	244	0.02
								244	244	0.02
Health Care Technology
Acentra Holdings, LLC	(8)	First Lien Term Loan	S + 5.50%	0.50%	10.09%	12/17/2029	1,892	1,892	1,883	0.18
Acentra Holdings, LLC	(7)	First Lien Revolver	S + 5.50%	0.50%	10.09%	12/17/2029	94	6	6	—
ATHENAHEALTH GROUP INC.	(5)	First Lien Term Loan	S + 3.25%	0.50%	8.10%	2/15/2029	4,853	4,825	4,831	0.47
Caerus US 1 Inc.	(6)(8)	First Lien Term Loan	S + 5.00%	0.75%	9.59%	5/25/2029	2,600	2,600	2,561	0.25
Cotiviti, Inc.	(5)(8)	First Lien Term Loan	S + 3.25%	0.00%	8.10%	5/1/2031	4,982	4,994	4,986	0.49
Gainwell Acquisition Corp.	(5)(8)	First Lien Term Loan	S + 4.00%	0.75%	8.95%	10/1/2027	1,990	1,907	1,899	0.18
IMO Investor Holdings, Inc.	(8)	First Lien Term Loan	S + 5.50%	0.75%	10.09%	5/11/2029	200	197	200	0.02
IMO Investor Holdings, Inc.		First Lien Delayed Draw Term Loan	S + 5.50%	0.75%	10.09%	5/11/2029	26	25	26	—
Net Health Acquisition Corp.	(13)	First Lien Term Loan	S + 5.00%	0.75%	9.85%	7/3/2031	30,605	30,456	30,462	2.95
Net Health Acquisition Corp.	(7)(13)	First Lien Revolver	S + 5.00%	0.75%	9.85%	7/3/2031	3,924	(19)	(18)	—
								46,883	46,836	4.54

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Equipment and Supplies
Agiliti Health, Inc.	(5)(8)	First Lien Term Loan	S + 3.00%	0.00%	7.85%	5/1/2030	$3,980	$3,963	$3,875	0.38%
Alcor Scientific LLC	(8)	First Lien Term Loan	S + 4.50%	1.00%	9.45%	1/31/2028	215	212	215	0.02
Aspen Medical Products, LLC	(8)	First Lien Term Loan	S + 4.75%	1.00%	9.70%	6/10/2025	248	248	248	0.02
Belmont Instrument, LLC	(8)	First Lien Term Loan	S + 6.25%	1.00%	10.84%	8/19/2028	2,977	2,945	2,977	0.29
Blades Buyer, Inc.	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.95%	3/28/2028	3,089	3,089	3,080	0.30
Blades Buyer, Inc.	(8)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	9.95%	3/28/2028	1,731	1,731	1,726	0.17
Blades Buyer, Inc.	(7)	First Lien Revolver	S + 4.75%	1.00%	9.70%	3/28/2028	155	35	34	—
CDL Parent, Inc.	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.74%	12/7/2027	249	245	249	0.02
CPC/Cirtec Holdings, Inc	(8)	First Lien Term Loan	S + 5.00%	0.75%	9.85%	1/30/2029	6,968	6,958	6,935	0.67
CPC/Cirtec Holdings, Inc	(7)(13)	First Lien Revolver	S + 5.00%	0.75%	9.85%	10/31/2028	670	(3)	(3)	—
CVET Midco 2, L.P.	(5)(8)	First Lien Term Loan	S + 5.00%	0.50%	9.85%	10/15/2029	3,038	3,045	2,888	0.28
								22,468	22,224	2.15
Healthcare Providers and Services
AB Centers Acquisition Corporation	(13)	First Lien Term Loan	S + 5.25%	0.75%	9.84%	7/2/2031	8,261	8,200	8,203	0.80
AB Centers Acquisition Corporation	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	0.75%	9.84%	7/2/2031	1,502	(5)	(11)	—
AB Centers Acquisition Corporation	(7)(13)	First Lien Revolver	S + 5.25%	0.75%	9.84%	7/2/2031	751	(5)	(5)	—
ACI Group Holdings, Inc.	(8)	First Lien Term Loan	S + 5.50%	0.75%	10.45%	8/2/2028	3,412	3,412	3,395	0.33
ACI Group Holdings, Inc.	(8)	First Lien Delayed Draw Term Loan	S + 5.50%	0.75%	10.45%	8/2/2028	1,239	1,235	1,233	0.12
ACI Group Holdings, Inc.	(7)	First Lien Revolver	S + 5.50%	0.75%	10.45%	8/2/2027	298	134	133	0.01
Arrow Management Acquisition, LLC	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.59%	10/14/2027	461	452	455	0.05
Arrow Management Acquisition, LLC	(7)(8)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	9.59%	10/14/2027	2,526	2,474	2,502	0.24
Azalea TopCo, Inc.	(5)(8)	First Lien Term Loan	S + 3.50%	0.00%	8.35%	4/30/2031	4,551	4,532	4,547	0.44
Cardiology Management Holdings, LLC	(8)	First Lien Term Loan	S + 6.25%	1.00%	10.84%	1/31/2029	104	104	104	0.01
Cardiology Management Holdings, LLC	(7)(8)	First Lien Delayed Draw Term Loan	S + 6.25%	1.00%	10.84%	1/31/2029	145	76	76	0.01
Charlotte Buyer, Inc.	(5)	First Lien Term Loan	S + 4.75%	0.50%	9.60%	2/11/2028	4,449	4,463	4,476	0.44
Community Medical Acquisition Corp.	(8)	First Lien Term Loan	S + 4.75%	1.00%	9.25%	12/15/2028	248	239	243	0.02
DCA Investment Holding LLC	(8)	First Lien Term Loan	S + 6.41%	0.75%	11.00%	4/3/2028	2,649	2,562	2,603	0.25
DCA Investment Holding LLC	(8)	First Lien Delayed Draw Term Loan	S + 6.41%	0.75%	11.00%	4/3/2028	327	316	321	0.03
DOCS, MSO, LLC	(8)	First Lien Term Loan	S + 5.75%	0.75%	10.70%	6/1/2028	248	241	246	0.03
ENT MSO, LLC	(8)	First Lien Term Loan	S + 6.50%	1.00%	11.19%	12/31/2025	137	136	137	0.01
ENT MSO, LLC	(8)	First Lien Delayed Draw Term Loan	S + 7.00%	1.00%	11.59%	12/31/2025	84	84	84	0.01
ENT MSO, LLC	(8)	First Lien Delayed Draw Term Loan	S + 6.50%	1.00%	11.09%	12/31/2025	27	27	27	—
Golden State Buyer, Inc.	(8)	First Lien Term Loan	S + 4.75%	0.75%	9.34%	6/22/2026	243	243	243	0.03
ImageFirst Holdings, LLC	(7)	First Lien Revolver	S + 4.00%	0.75%	8.85%	4/27/2028	2,094	384	419	0.04
IvyRehab Intermediate II, LLC	(8)	First Lien Term Loan	S + 5.00%	0.75%	9.69%	4/21/2029	201	198	201	0.02
IvyRehab Intermediate II, LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	9.69%	4/21/2029	12	12	12	—
NJEye LLC	(8)	First Lien Term Loan	S + 4.75%	1.00%	9.25%	3/14/2025	1,060	1,060	1,060	0.10
NJEye LLC	(8)	First Lien Delayed Draw Term Loan	S + 4.75%	1.00%	9.25%	3/14/2025	749	749	749	0.08
NJEye LLC	(7)	First Lien Revolver	S + 4.75%	1.00%	9.25%	3/14/2025	184	—	—	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Providers and Services (continued)
OB Hospitalist Group, Inc.	(8)	First Lien Term Loan	S + 5.25%	0.75%	9.99%	9/27/2027	$230	$229	$230	0.02%
OIS Management Services, LLC	(8)	First Lien Term Loan	S + 4.75%	0.75%	9.44%	11/16/2028	1,728	1,728	1,694	0.16
OIS Management Services, LLC	(8)	First Lien Delayed Draw Term Loan	S + 4.75%	0.75%	9.34%	11/16/2028	1,250	1,250	1,225	0.12
ONS MSO, LLC	(8)	First Lien Term Loan	S + 6.25%	1.00%	11.20%	7/8/2026	249	247	248	0.03
Orsini Pharmaceutical Services, LLC	(8)	First Lien Term Loan	S + 5.25%	0.75%	10.20%	5/2/2029	4,668	4,616	4,668	0.45
Orsini Pharmaceutical Services, LLC	(7)	First Lien Revolver	S + 5.25%	0.75%	10.20%	5/2/2028	297	(3)	—	—
Phantom Purchaser, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	0.75%	9.59%	9/19/2031	20,746	20,695	20,694	2.00
Phantom Purchaser, Inc.	(7)(13)	First Lien Revolver	S + 5.00%	0.00%	9.59%	9/19/2031	2,654	(7)	(7)	—
Phynet Dermatology LLC	(8)	First Lien Term Loan	S + 6.50%	1.00%	11.09%	10/20/2029	248	245	248	0.02
PS Intermediate Holdco II, LLC	(8)	First Lien Term Loan	S + 5.50%	1.00%	10.45%	4/25/2025	2,713	2,713	2,713	0.26
PS Intermediate Holdco II, LLC	(7)	First Lien Revolver	S + 5.50%	1.00%	10.35%	4/25/2025	265	—	—	—
RxSense Holdings LLC	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.69%	3/11/2026	2,977	2,971	2,977	0.29
SCP Eye Care Holdco, LLC	(7)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	10.45%	10/7/2029	249	158	158	0.02
Select Medical Corporation	(5)(6)	First Lien Term Loan	S + 3.00%	0.00%	7.85%	3/6/2027	904	907	909	0.09
SM Wellness Holdings, Inc.	(8)	First Lien Term Loan	S + 4.50%	0.75%	9.35%	4/17/2028	223	223	223	0.02
SM Wellness Holdings, Inc.	(8)	Second Lien Term Loan	S + 8.00%	0.75%	12.85%	4/16/2029	26	25	26	—
Smile Doctors LLC	(8)	First Lien Term Loan	S + 5.90%	0.75%	10.59%	12/23/2028	2,477	2,477	2,471	0.24
Smile Doctors LLC	(7)	First Lien Delayed Draw Term Loan	S + 5.90%	0.75%	10.15%	12/23/2028	222	84	84	0.01
Smile Doctors LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.90%	0.75%	10.25%	12/23/2028	279	279	278	0.03
Specialized Dental Holdings II, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	1.00%	9.60%	11/1/2027	9,002	956	1,006	0.10
SpecialtyCare, Inc.	(8)	First Lien Term Loan	S + 5.75%	1.00%	10.60%	6/18/2028	2,964	2,723	2,809	0.27
SpecialtyCare, Inc.	(8)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	10.60%	6/19/2028	20	19	19	—
STCH Acquisition Inc.	(8)	First Lien Term Loan	S + 5.25%	1.00%	9.94%	10/30/2026	2,454	2,454	2,442	0.24
STCH Acquisition Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	0.00%	10.10%	10/30/2026	15,254	15,179	15,178	1.47
STCH Acquisition Inc.	(8)	First Lien Delayed Draw Term Loan	S + 6.00%	1.00%	10.69%	10/30/2026	274	274	272	0.03
STCH Acquisition Inc.	(7)	First Lien Revolver	S + 6.00%	0.00%	10.69%	10/30/2026	1,547	(6)	(8)	—
Summit Behavioral Healthcare, LLC	(5)(8)	First Lien Term Loan	S + 4.25%	0.75%	9.10%	11/24/2028	3,041	3,041	2,843	0.28
The GI Alliance Management, LLC	(8)	First Lien Term Loan	S + 5.50%	1.00%	10.45%	9/15/2028	2,457	2,457	2,426	0.23
The GI Alliance Management, LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	10.24%	9/15/2028	521	521	514	0.05
TST Intermediate Holdings, LLC	(8)	First Lien Term Loan	S + 5.75%	1.00%	10.70%	11/27/2026	123	122	123	0.01
Turningpoint Healthcare Solutions, LLC	(8)	First Lien Term Loan	S + 4.75%	1.00%	9.70%	7/14/2027	1,730	1,730	1,717	0.17
Turningpoint Healthcare Solutions, LLC	(7)	First Lien Revolver	S + 4.75%	1.00%	9.70%	7/14/2027	257	141	139	0.01
U.S. Endodontics Partners Holdings, LLC	(8)	First Lien Delayed Draw Term Loan	S + 4.75%	1.00%	9.60%	11/1/2027	2,977	2,934	2,977	0.29
United Digestive MSO Parent, LLC	(8)	First Lien Term Loan	S + 6.50%	1.00%	11.24%	3/30/2029	248	248	248	0.02
Urology Management Holdings, Inc.	(8)	First Lien Term Loan	S + 5.50%	1.00%	10.00%	6/15/2027	143	140	141	0.01
Urology Management Holdings, Inc.	(8)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	9.75%	6/15/2027	105	103	104	0.01
USHV Management, LLC	(8)	First Lien Term Loan	S + 6.50%	1.00%	11.19%	12/23/2027	1,981	1,969	1,946	0.19
USHV Management, LLC	(8)	First Lien Delayed Draw Term Loan	S + 6.38%	1.00%	11.07%	12/23/2027	980	974	962	0.09
Vital Care Buyer, LLC	(13)	First Lien Term Loan	S + 4.75%	0.75%	9.34%	7/30/2031	21,190	21,084	21,088	2.04
Vital Care Buyer, LLC	(7)(13)	First Lien Revolver	S + 4.75%	0.75%	9.34%	7/30/2031	2,789	(14)	(13)	—
WCG Purchaser Corp.	(5)(8)	First Lien Term Loan	S + 3.50%	1.00%	8.35%	1/8/2027	4,482	4,493	4,488	0.43
								131,702	131,713	12.77

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Hotels, Restaurants and Leisure
Dave & Buster's, Inc.	(5)(6)(8)	First Lien Term Loan	S + 3.25%	0.50%	7.84%	6/29/2029	$4,987	$5,003	$4,977	0.48%
Dave & Buster's, Inc.	(5)(6)	First Lien Term Loan	S + 3.25%	0.00%	8.10%	9/26/2031	1,087	1,076	1,079	0.10
Movati Athletic (Group) Inc.	(6)(8)(13)	First Lien Term Loan	C + 5.25%	0.00%	9.82%	5/29/2030	CAD 28,803	20,691	21,083	2.05
Movati Athletic (Group) Inc.	(6)(7)(13)	First Lien Delayed Draw Term Loan	C + 5.25%	1.00%	9.82%	5/29/2030	CAD 3,500	(36)	(26)	—
Movati Athletic (Group) Inc.	(6)(7)(13)	First Lien Revolver	C + 5.25%	0.00%	9.82%	5/29/2029	CAD 2,625	(29)	(19)	—
Southpaw AP Buyer, LLC	(13)	First Lien Term Loan	S + 5.25%	1.00%	9.99%	3/2/2028	23,264	23,092	23,148	2.24
Southpaw AP Buyer, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	0.00%	9.99%	3/2/2028	4,218	738	737	0.07
Southpaw AP Buyer, LLC	(7)	First Lien Revolver	S + 5.25%	0.00%	10.10%	3/2/2028	2,178	(18)	(11)	—
								50,517	50,968	4.94
Household Products
TPC US Parent, LLC	(8)	First Lien Term Loan	S + 5.50%	1.00%	10.24%	11/24/2025	180	180	179	0.02
TPC US Parent, LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	10.24%	11/24/2025	69	69	68	0.01
								249	247	0.03
Industrial Conglomerates
FCG Acquisitions, Inc.	(5)(8)	First Lien Term Loan	S + 3.75%	0.50%	8.71%	3/31/2028	4,974	4,962	4,981	0.48
Harvey Tool Company, LLC	(8)	First Lien Term Loan	S + 5.50%	0.75%	10.35%	10/26/2027	3,616	3,492	3,607	0.35
Harvey Tool Company, LLC	(8)(13)	First Lien Term Loan	S + 5.50%	0.75%	10.24%	10/26/2027	16,578	16,499	16,538	1.60
Harvey Tool Company, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.50%	0.75%	10.24%	10/26/2027	7,472	897	927	0.09
Harvey Tool Company, LLC	(7)	First Lien Revolver	S + 5.50%	0.75%	10.24%	10/26/2027	2,372	(24)	(6)	—
Madison Safety & Flow LLC	(5)	First Lien Term Loan	S + 3.25%	0.00%	8.10%	9/26/2031	4,758	4,760	4,763	0.46
								30,586	30,810	2.98
Independent Power and Renewable Electricity Producers
Alpha Generation LLC	(5)	First Lien Term Loan	S + 2.75%	0.00%	7.60%	9/30/2031	1,985	1,980	1,988	0.19
								1,980	1,988	0.19
Insurance
Accession Risk Management, Inc.	(8)	First Lien Term Loan	S + 4.75%	0.75%	9.34%	11/1/2029	248	246	247	0.02
Accession Risk Management, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	0.00%	9.60%	11/1/2029	6,245	(15)	(30)	—
Accession Risk Management, Inc.	(7)(13)	First Lien Revolver	S + 4.75%	0.75%	9.60%	11/1/2029	694	(2)	(3)	—
Acrisure, LLC	(5)(8)	First Lien Term Loan	S + 3.25%	0.00%	8.10%	11/6/2030	4,172	4,176	4,139	0.40
Alera Group, Inc.	(8)	First Lien Term Loan	S + 5.25%	0.75%	10.10%	10/2/2028	2,318	2,298	2,294	0.22
Alera Group, Inc.	(8)	First Lien Delayed Draw Term Loan	S + 5.25%	0.75%	10.10%	10/2/2028	659	653	652	0.06
AMBA Buyer, Inc.	(8)	First Lien Term Loan	S + 5.25%	0.75%	9.94%	7/30/2027	3,612	3,584	3,585	0.35
AMBA Buyer, Inc.	(8)	First Lien Delayed Draw Term Loan	S + 5.25%	0.75%	9.94%	7/30/2027	1,076	1,067	1,068	0.10
AMBA Buyer, Inc.	(7)	First Lien Revolver	S + 5.25%	0.75%	9.94%	7/30/2027	276	(2)	(2)	—
Amerilife Holdings LLC	(8)	First Lien Term Loan	S + 5.00%	0.75%	9.25%	8/31/2029	5,861	5,808	5,847	0.57
Amerilife Holdings LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	9.85%	8/31/2029	14,799	4,640	4,633	0.45
Amerilife Holdings LLC	(7)	First Lien Revolver	S + 5.00%	0.75%	9.85%	8/31/2028	595	(5)	(1)	—
Ardonagh Midco 3 Limited	(5)	First Lien Term Loan	S + 3.75%	0.00%	8.00%	2/17/2031	5,000	4,975	5,018	0.49
AssuredPartners, Inc	(5)(8)	First Lien Term Loan	S + 3.50%	0.50%	8.35%	2/14/2031	4,902	4,904	4,903	0.47
Asurion, LLC	(5)(8)	First Lien Term Loan	S + 3.25%	0.00%	8.21%	12/23/2026	4,154	4,101	4,155	0.40

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Insurance (continued)
Baldwin Insurance Group Holdings, LLC, The	(5)(6)(8)	First Lien Term Loan	S + 3.25%	1.00%	8.10%	5/26/2031	$1,682	$1,684	$1,686	0.16%
Beyond Risk Parent Holdings, Inc.		First Lien Term Loan	S + 4.50%	0.75%	9.19%	10/8/2027	82	82	82	0.01
Beyond Risk Parent Holdings, Inc.		First Lien Delayed Draw Term Loan	S + 4.50%	0.75%	9.19%	10/8/2027	166	165	166	0.02
Broadstreet Partners, Inc.	(5)(8)	First Lien Term Loan	S + 3.25%	0.00%	8.10%	6/13/2031	3,882	3,877	3,895	0.38
Galway Borrower LLC	(8)	First Lien Term Loan	S + 4.50%	0.75%	9.09%	9/29/2028	2,654	2,560	2,629	0.25
Imagine 360 LLC	(8)(13)	First Lien Term Loan	S + 5.00%	0.00%	9.59%	9/30/2028	20,490	20,398	20,388	1.97
Imagine 360 LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	0.00%	9.59%	9/30/2028	10,122	(25)	(51)	—
Imagine 360 LLC	(7)	First Lien Revolver	S + 5.00%	0.00%	9.74%	9/30/2028	4,326	(22)	(43)	—
Integrity Marketing Acquisition, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	0.75%	9.85%	8/25/2028	4,630	4,602	4,610	0.45
Integrity Marketing Acquisition, LLC	(7)	First Lien Revolver	S + 6.50%	1.00%	11.35%	8/25/2028	122	(1)	(1)	—
KWOR Acquisition, Inc.	(8)	First Lien Term Loan	P + 4.25%	1.00%	12.25%	12/22/2028	3,868	3,809	3,520	0.34
KWOR Acquisition, Inc.	(8)	First Lien Delayed Draw Term Loan	P + 4.25%	0.00%	12.25%	12/22/2028	260	256	237	0.02
KWOR Acquisition, Inc.		First Lien Revolver	P + 4.25%	0.00%	12.25%	12/22/2027	157	155	143	0.01
McLarens Midco Inc.	(8)	First Lien Term Loan	S + 5.50%	0.75%	10.24%	12/19/2025	2,734	2,716	2,734	0.26
McLarens Midco Inc.	(8)	First Lien Delayed Draw Term Loan	S + 5.50%	0.75%	10.24%	12/19/2025	2,228	2,213	2,228	0.22
Oakbridge Insurance Agency, LLC	(8)	First Lien Term Loan	S + 5.50%	0.75%	10.35%	11/1/2029	249	246	249	0.02
OneDigital Borrower LLC	(5)	First Lien Term Loan	S + 3.25%	0.00%	8.10%	7/2/2031	3,276	3,261	3,275	0.32
Pareto Health Intermediate Holdings, Inc.	(8)	First Lien Term Loan	S + 6.25%	0.00%	10.84%	5/31/2030	1,823	1,823	1,823	0.18
Pareto Health Intermediate Holdings, Inc.	(7)	First Lien Revolver	S + 6.50%	1.00%	11.35%	6/1/2029	163	—	—	—
Patriot Growth Insurance Services, LLC	(8)	First Lien Term Loan	S + 5.00%	0.75%	9.74%	10/16/2028	194	187	193	0.02
Patriot Growth Insurance Services, LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	9.74%	10/16/2028	54	52	54	0.01
Riser Interco LLC	(8)	First Lien Term Loan	S + 6.00%	0.75%	10.59%	10/31/2029	2,978	2,952	2,963	0.29
Riser Interco LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	9.85%	10/31/2029	31,632	26,696	26,735	2.59
Simplicity Financial Marketing Group Holdings Inc.	(8)	First Lien Term Loan	S + 6.00%	1.00%	10.74%	12/2/2026	56	55	55	0.01
Simplicity Financial Marketing Group Holdings Inc.	(8)	First Lien Term Loan	S + 6.29%	1.00%	11.03%	12/2/2026	836	826	836	0.08
Simplicity Financial Marketing Group Holdings Inc.	(8)	First Lien Delayed Draw Term Loan	S + 6.00%	1.00%	10.74%	12/2/2026	676	664	666	0.06
Simplicity Financial Marketing Group Holdings Inc.	(8)	First Lien Delayed Draw Term Loan	S + 6.29%	1.00%	11.03%	12/2/2026	1,409	1,392	1,409	0.14
Summit Acquisition Inc.	(8)	First Lien Term Loan	S + 6.50%	0.75%	11.09%	5/1/2030	248	248	248	0.02
THG Acquisition, LLC		First Lien Delayed Draw Term Loan	S + 5.50%	0.75%	10.45%	12/2/2026	4,577	4,577	4,577	0.44
World Insurance Associates, LLC	(8)	First Lien Term Loan	S + 6.75%	1.00%	11.34%	4/3/2028	782	782	782	0.08
World Insurance Associates, LLC	(7)	First Lien Revolver	S + 6.00%	1.00%	10.85%	4/3/2028	212	(1)	—	—
								122,657	122,593	11.88

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
IT Services
Cardinal Parent, Inc.	(8)	First Lien Term Loan	S + 4.50%	0.75%	9.24%	11/12/2027	$248	$231	$232	0.02%
LogicMonitor, Inc.	(8)	First Lien Term Loan	S + 6.50%	0.00%	11.09%	5/15/2026	250	250	250	0.02
Marco Technologies, LLC	(8)	First Lien Term Loan	S + 5.25%	1.00%	10.10%	11/24/2026	250	247	250	0.02
NTI Connect, LLC	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.74%	7/31/2027	144	143	142	0.01
NTI Connect, LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	9.74%	7/31/2027	27	26	26	—
OEConnection LLC	(13)	First Lien Term Loan	S + 5.25%	0.75%	10.10%	4/22/2031	25,674	25,615	25,674	2.49
OEConnection LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.25%	0.00%	10.10%	4/22/2031	4,469	(5)	—	—
OEConnection LLC	(7)(13)	First Lien Revolver	S + 5.25%	0.75%	10.10%	4/22/2031	2,793	(7)	—	—
Ridge Trail US Bidco, Inc.	(7)(8)(13)	First Lien Term Loan	S + 4.75%	0.75%	9.60%	9/30/2031	6,893	(17)	(52)	(0.01)
Ridge Trail US Bidco, Inc.	(13)	First Lien Delayed Draw Term Loan	S + 4.75%	0.00%	9.60%	9/30/2031	19,989	19,839	19,839	1.93
Ridge Trail US Bidco, Inc.	(7)(13)	First Lien Revolver	S + 4.75%	0.00%	9.60%	3/30/2031	2,298	319	327	0.03
Safety Borrower Holdings LLC	(8)	First Lien Term Loan	S + 5.25%	1.00%	10.21%	9/1/2027	248	246	248	0.03
SailPoint Technologies Holdings, Inc.	(8)	First Lien Term Loan	S + 6.00%	0.75%	10.59%	8/16/2029	250	250	250	0.03
Spirit RR Holdings, Inc.	(8)	First Lien Term Loan	S + 5.00%	0.75%	9.69%	9/13/2028	5,957	5,957	5,942	0.58
Spirit RR Holdings, Inc.	(7)	First Lien Revolver	S + 5.00%	0.75%	9.59%	9/13/2028	497	—	(1)	—
								53,094	53,127	5.15
Leisure Products
Topgolf Callaway Brands Corp.	(5)(6)	First Lien Term Loan	S + 3.00%	0.00%	7.85%	3/18/2030	2,307	2,315	2,277	0.22
								2,315	2,277	0.22
Life Sciences Tools & Services
Emmes Blocker, Inc.	(8)	First Lien Term Loan	S + 5.75%	0.75%	10.34%	7/7/2028	149	149	149	0.01
Emmes Blocker, Inc.		First Lien Delayed Draw Term Loan	S + 5.75%	0.75%	10.34%	7/7/2028	100	99	100	0.01
KWOL Acquisition, Inc.	(8)	First Lien Term Loan	S + 6.25%	0.75%	10.50%	12/12/2029	249	245	249	0.02
Parexel International Inc.	(5)(8)	First Lien Term Loan	S + 3.00%	0.50%	7.85%	11/15/2028	2,367	2,372	2,370	0.24
Sotera Health Holdings, LLC	(5)(6)(8)	First Lien Term Loan	S + 3.25%	0.00%	8.10%	5/30/2031	4,173	4,161	4,166	0.41
								7,026	7,034	0.69
Machinery
Arch Cutting Tools Corp.	(8)	First Lien Term Loan	S + 4.75%	0.00%	9.44%	4/1/2026	248	244	247	0.03
CD&R Hydra Buyer, Inc.	(5)(8)	First Lien Term Loan	S + 4.00%	0.00%	8.95%	3/25/2031	4,887	4,908	4,861	0.47
Clyde Industries US Holdco, Inc.	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.74%	12/18/2025	230	230	230	0.02
Dynatect Group Holdings, Inc.	(8)	First Lien Term Loan	P + 3.50%	1.00%	11.50%	9/30/2026	1,752	1,752	1,752	0.17
Dynatect Group Holdings, Inc.	(7)	First Lien Revolver	S + 4.50%	1.00%	9.19%	6/30/2026	1,236	—	—	—
Flow Control Solutions, Inc.	(8)	First Lien Term Loan	S + 5.00%	0.75%	9.59%	3/30/2029	143	142	142	0.01
Flow Control Solutions, Inc.	(8)	First Lien Term Loan	S + 5.00%	0.75%	9.59%	3/31/2029	38	38	38	—
Flow Control Solutions, Inc.	(8)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	9.59%	3/31/2029	68	67	67	0.01
Flow Control Solutions, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	9.59%	3/30/2029	7,901	142	112	0.01
Flow Control Solutions, Inc.	(7)(13)	First Lien Revolver	S + 5.00%	0.75%	9.59%	3/31/2029	1,411	(11)	(10)	—
Merlin Buyer, Inc.	(8)	First Lien Term Loan	S + 4.75%	0.50%	9.34%	12/14/2028	2,384	2,315	2,384	0.23
Merlin Buyer, Inc.	(7)	First Lien Revolver	S + 3.75%	0.00%	8.60%	12/14/2026	598	(6)	(6)	—
Process Insights Acquisition, Inc.	(8)	First Lien Term Loan	S + 6.00%	1.00%	10.59%	7/18/2029	248	247	248	0.03
SPX Flow, Inc.	(5)	First Lien Term Loan	S + 3.50%	0.50%	8.35%	4/5/2029	2,857	2,864	2,864	0.28
WCI-Cedar Purchaser, LLC	(8)	First Lien Term Loan	S + 4.50%	1.00%	9.35%	12/31/2027	249	249	244	0.02
								13,181	13,173	1.28

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Media
Arches Buyer Inc.	(5)(8)	First Lien Term Loan	S + 3.25%	0.00%	8.20%	12/6/2027	$2,977	$2,905	$2,862	0.28%
Getty Images, Inc.	(5)(6)(8)	First Lien Term Loan	S + 4.50%	0.00%	9.45%	2/19/2026	4,676	4,691	4,659	0.45
Klick, Inc.	(6)(8)	First Lien Term Loan	S + 4.50%	1.00%	9.09%	3/31/2028	2,369	2,368	2,345	0.23
Klick, Inc.	(6)(7)	First Lien Revolver	S + 4.50%	1.00%	9.09%	3/31/2028	813	—	(8)	—
MH Sub I, LLC (Micro Holding Corp.)	(5)(8)	First Lien Term Loan	S + 4.25%	0.00%	9.10%	5/3/2028	4,975	4,965	4,949	0.48
Planet US Buyer LLC	(5)	First Lien Term Loan	S + 3.50%	0.00%	8.09%	2/7/2031	1,995	2,002	2,007	0.19
Red Ventures, LLC (New Imagitas, Inc.)	(5)(8)	First Lien Term Loan	S + 3.00%	0.00%	7.85%	3/3/2030	1,990	1,992	1,973	0.19
Trunk Acquisition, Inc.	(8)	First Lien Term Loan	S + 5.75%	1.00%	10.49%	2/19/2027	232	232	232	0.02
Trunk Acquisition, Inc.	(8)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	10.49%	2/19/2027	16	16	16	—
W2O Holdings, Inc.	(8)	First Lien Term Loan	S + 4.75%	1.00%	9.00%	6/12/2028	4,961	4,941	4,936	0.48
W2O Holdings, INC.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	0.00%	9.60%	6/12/2028	17,862	(45)	(89)	(0.01)
								24,067	23,882	2.31
Oil, Gas and Consumable Fuels
Brazos Delaware II, LLC	(5)(8)	First Lien Term Loan	S + 3.50%	0.50%	7.75%	2/11/2030	1,990	1,993	1,995	0.19
EDPO, LLC	(8)	First Lien Term Loan	S + 4.50%	0.75%	9.35%	12/8/2027	4,775	4,775	4,775	0.47
EDPO, LLC	(7)	First Lien Delayed Draw Term Loan	S + 4.50%	0.75%	9.35%	12/8/2027	131	—	—	—
EDPO, LLC	(7)	First Lien Revolver	S + 4.50%	1.00%	9.35%	12/8/2026	57	—	—	—
Medallion Midland Acquisition, L.P.	(5)(8)	First Lien Term Loan	S + 3.50%	0.00%	8.35%	10/18/2028	1,990	1,997	1,995	0.20
Valicor PPC Intermediate II LLC	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.85%	7/24/2028	5,923	5,916	5,909	0.57
Valicor PPC Intermediate II LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	9.85%	7/24/2028	42	42	42	—
Valicor PPC Intermediate II LLC	(7)(13)	First Lien Revolver	S + 5.00%	1.00%	9.85%	1/24/2028	1,128	119	119	0.01
								14,842	14,835	1.44
Pharmaceuticals
Bridges Consumer Healthcare Intermediate LLC	(8)	First Lien Term Loan	S + 6.19%	1.00%	10.88%	1/20/2027	248	245	248	0.03
Exactcare Parent Inc.	(8)	First Lien Term Loan	S + 5.50%	1.00%	10.09%	11/5/2029	249	244	249	0.02
								489	497	0.05
Professional Services
Analytic Partners, LP	(8)	First Lien Term Loan	S + 5.00%	0.75%	9.59%	4/4/2028	248	245	248	0.02
Applied Technical Services, LLC	(8)	First Lien Term Loan	S + 5.75%	1.00%	10.49%	12/29/2026	115	114	113	0.01
Applied Technical Services, LLC	(8)	First Lien Term Loan	S + 6.00%	1.00%	10.74%	12/29/2026	24	24	24	—
Applied Technical Services, LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	10.49%	12/29/2026	108	107	106	0.01
Aprio Advisory Group, LLC	(13)	First Lien Term Loan	S + 4.75%	0.75%	9.34%	8/1/2031	18,485	18,438	18,440	1.79
Aprio Advisory Group, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	0.75%	9.34%	8/1/2031	8,037	(10)	(19)	—
Aprio Advisory Group, LLC	(7)(13)	First Lien Revolver	S + 4.75%	0.75%	9.34%	8/1/2031	4,018	1,276	1,276	0.12
Clinical Education Alliance, LLC	(8)	First Lien Term Loan	S + 5.50%	1.00%	10.24%	12/21/2026	45	44	45	—
Clinical Education Alliance, LLC	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.74%	12/21/2026	203	198	200	0.02

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Professional Services (continued)
DISA Holdings Corp.	(8)	First Lien Term Loan	S + 5.00%	0.75%	9.59%	9/9/2028	$196	$196	$196	0.02%
DISA Holdings Corp.		First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	9.59%	9/9/2028	53	53	53	0.01
DTI Holdco, Inc.	(8)	First Lien Term Loan	S + 4.75%	0.75%	9.60%	4/26/2029	248	228	249	0.03
Foreigner Bidco Inc.	(8)	First Lien Term Loan	S + 5.50%	1.00%	10.45%	4/19/2028	225	225	225	0.02
Foreigner Bidco Inc.	(8)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	10.45%	4/19/2028	25	25	25	—
Garda World Security Corporation	(5)(6)	First Lien Term Loan	S + 3.50%	0.00%	8.35%	2/1/2029	3,000	3,008	3,003	0.29
Grant Thornton Advisors LLC	(5)(8)	First Lien Term Loan	S + 3.25%	0.00%	8.10%	5/31/2031	4,551	4,559	4,563	0.44
HSI Halo Acquisition, Inc.	(13)	First Lien Term Loan	S + 5.00%	0.75%	9.85%	6/28/2031	8,217	8,197	8,196	0.80
HSI Halo Acquisition, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	0.00%	9.59%	6/28/2031	1,467	253	251	0.02
HSI Halo Acquisition, Inc.	(7)(13)	First Lien Revolver	S + 4.75%	0.00%	9.60%	6/28/2030	978	(2)	(2)	—
Iris Buyer LLC	(8)	First Lien Term Loan	S + 6.25%	1.00%	10.84%	10/2/2030	248	244	244	0.02
Marina Acquisition, Inc.	(13)	First Lien Term Loan	S + 5.00%	1.00%	9.59%	7/1/2030	10,041	9,942	9,941	0.96
Marina Acquisition, Inc.	(7)(13)	First Lien Revolver	P + 4.00%	0.00%	12.00%	7/1/2030	1,434	15	14	—
MHE Intermediate Holdings, LLC	(8)	First Lien Term Loan	S + 6.00%	1.00%	10.74%	7/21/2027	407	404	407	0.04
MHE Intermediate Holdings, LLC	(8)	First Lien Term Loan	S + 6.25%	1.00%	10.99%	7/21/2027	33	32	33	—
MHE Intermediate Holdings, LLC	(8)	First Lien Term Loan	S + 6.50%	1.00%	11.24%	7/21/2027	29	29	29	—
MHE Intermediate Holdings, LLC	(8)	First Lien Delayed Draw Term Loan	S + 6.00%	1.00%	10.74%	7/21/2027	173	171	173	0.02
MHE Intermediate Holdings, LLC	(7)	First Lien Revolver	S + 6.00%	1.00%	11.47%	7/21/2027	60	—	—	—
OMNIA Partners, LLC	(5)(8)	First Lien Term Loan	S + 3.25%	0.00%	8.10%	7/25/2030	4,500	4,522	4,518	0.44
Propio LS, LLC	(8)	First Lien Term Loan	S + 4.50%	0.75%	8.75%	7/17/2030	14,364	14,287	14,292	1.39
Propio LS, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	0.00%	9.35%	7/17/2030	11,074	(27)	(55)	(0.01)
Propio LS, LLC	(7)(13)	First Lien Revolver	S + 4.50%	0.75%	9.35%	7/17/2029	5,537	(27)	(28)	—
Ruppert Landscape, LLC	(8)	First Lien Term Loan	S + 5.00%	0.75%	9.74%	12/1/2028	576	564	570	0.06
Ruppert Landscape, LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	9.50%	12/1/2028	2,401	2,353	2,377	0.23
Ruppert Landscape, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.75%	0.75%	10.25%	12/1/2028	11,899	(54)	(119)	(0.01)
Ruppert Landscape, LLC	(7)(13)	First Lien Revolver	S + 5.00%	0.75%	9.50%	12/1/2028	793	124	124	0.01
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	(5)	First Lien Term Loan	S + 3.00%	0.00%	7.85%	7/31/2031	4,509	4,500	4,505	0.44
Skopima Consilio Parent LLC	(5)(8)	First Lien Term Loan	S + 4.00%	0.50%	8.96%	5/12/2028	4,974	4,967	4,973	0.48
Tempo Buyer Corp.	(8)	First Lien Term Loan	S + 4.75%	0.75%	9.34%	8/26/2028	248	247	248	0.02
TRC Companies LLC	(5)(8)	First Lien Term Loan	S + 3.75%	0.50%	8.71%	12/8/2028	4,648	4,650	4,652	0.46
USRP Holdings, Inc.	(8)	First Lien Term Loan	S + 5.00%	0.75%	9.85%	12/31/2029	4,360	4,360	4,338	0.42
USRP Holdings, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	0.00%	9.85%	12/31/2029	17,872	(43)	(88)	(0.01)
USRP Holdings, Inc.	(7)	First Lien Revolver	S + 5.75%	0.00%	10.70%	12/31/2029	2,290	(10)	(11)	—
Vensure Employer Services, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	0.50%	9.59%	9/27/2031	8,762	8,719	8,718	0.84
Vensure Employer Services, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 5.00%	0.00%	9.85%	9/27/2031	2,488	(6)	(12)	—
								97,141	97,035	9.40
Real Estate Management and Development
Sako and Partners Lower Holdings LLC	(8)	First Lien Term Loan	S + 4.50%	1.00%	9.09%	9/15/2028	5,862	5,852	5,849	0.57
Sako and Partners Lower Holdings LLC	(8)	First Lien Delayed Draw Term Loan	S + 4.50%	1.00%	9.24%	9/15/2028	896	896	894	0.09
Sako and Partners Lower Holdings LLC	(7)	First Lien Revolver	S + 4.75%	1.00%	9.60%	9/15/2028	746	(2)	(2)	—
								6,746	6,741	0.66

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software
365 Retail Markets, LLC	(8)	First Lien Term Loan	S + 4.75%	1.00%	9.49%	12/23/2026	$138	$138	$138	0.01%
365 Retail Markets, LLC	(8)	First Lien Delayed Draw Term Loan	S + 4.75%	1.00%	9.49%	12/23/2026	111	111	110	0.01
Adelaide Borrower, LLC	(8)(13)	First Lien Term Loan	S + 6.75% (Incl. 3.38% PIK)	0.75%	11.34% (Incl. 3.38% PIK)	5/8/2030	7,389	7,249	7,297	0.71
Adelaide Borrower, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 6.75% (Incl. 3.38% PIK)	0.00%	11.34% (Incl. 3.38% PIK)	5/8/2030	1,670	(16)	(21)	—
Adelaide Borrower, LLC	(7)(13)	First Lien Revolver	S + 3.38%	0.75%	8.22%	5/8/2030	1,040	(20)	(13)	—
Artifact Bidco, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	0.50%	9.09%	7/25/2031	6,709	6,644	6,661	0.65
Artifact Bidco, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.50%	0.50%	9.09%	7/25/2031	1,642	(8)	(12)	—
Artifact Bidco, Inc.	(7)(13)	First Lien Revolver	S + 4.50%	0.50%	9.09%	7/26/2030	1,173	(11)	(8)	—
Banker's Toolbox, Inc.	(8)	First Lien Term Loan	S + 4.50%	0.75%	9.09%	7/27/2027	16,265	16,118	16,190	1.57
Banker's Toolbox, Inc.	(7)	First Lien Revolver	S + 5.50%	0.75%	10.35%	7/27/2027	637	(5)	(3)	—
Bluecat Networks (USA) Inc.	(6)(8)	First Lien Term Loan	S + 5.75% (Incl. 2.00% PIK)	0.75%	10.34% (Incl. 2.00% PIK)	8/8/2028	184	184	182	0.02
Bluecat Networks (USA) Inc.	(6)	First Lien Delayed Draw Term Loan	S + 5.75%	0.75%	10.34%	8/8/2028	24	24	24	—
Bluecat Networks (USA) Inc.	(6)(8)	First Lien Delayed Draw Term Loan	S + 5.75% (Incl. 2.00% PIK)	0.75%	10.34% (Incl. 2.00% PIK)	8/8/2028	34	34	34	—
Boxer Parent Company Inc.	(5)	First Lien Term Loan	S + 3.75%	0.00%	8.34%	7/30/2031	5,000	4,988	4,990	0.48
Central Parent LLC	(5)(8)	First Lien Term Loan	S + 3.25%	0.00%	8.10%	7/6/2029	5,000	4,990	4,957	0.48
ConnectWise, LLC	(5)	First Lien Term Loan	S + 3.50%	0.50%	8.35%	9/29/2028	4,987	4,975	4,990	0.48
DT Intermediate Holdco, Inc.	(8)	First Lien Term Loan	S + 6.00% (Incl. 3.25% PIK)	0.75%	10.59% (Incl. 3.25% PIK)	2/24/2028	3,898	3,889	3,878	0.38
DT Intermediate Holdco, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 2.75%	0.00%	7.60%	2/24/2028	14,790	(36)	(74)	(0.01)
e-Discovery AcquireCo, LLC	(8)	First Lien Term Loan	S + 6.50%	1.00%	11.09%	8/29/2029	250	249	250	0.02
e-Discovery AcquireCo, LLC	(8)(13)	First Lien Term Loan	S + 5.75%	1.00%	10.60%	8/29/2029	1,533	1,529	1,521	0.15
Eclipse Buyer, Inc.	(13)	First Lien Term Loan	S + 4.75%	0.50%	9.34%	9/5/2031	15,724	15,647	15,646	1.52
Eclipse Buyer, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	0.50%	9.34%	9/5/2031	2,665	(7)	(13)	—
Eclipse Buyer, Inc.	(7)(13)	First Lien Revolver	S + 4.75%	0.50%	9.34%	9/5/2031	1,352	(7)	(7)	—
Enverus Holdings, Inc.	(8)	First Lien Term Loan	S + 5.50%	0.75%	10.35%	12/22/2029	2,304	2,273	2,304	0.22
Enverus Holdings, Inc.	(7)	First Lien Delayed Draw Term Loan	S + 5.50%	0.75%	10.35%	12/22/2029	116	(2)	—	—
Enverus Holdings, Inc.	(7)	First Lien Revolver	S + 5.50%	0.75%	10.35%	12/22/2029	174	9	11	—
ESG Investments, Inc.	(8)	First Lien Term Loan	S + 4.50%	1.00%	9.24%	3/11/2028	140	138	140	0.01
ESG Investments, Inc.		First Lien Delayed Draw Term Loan	S + 4.50%	1.00%	9.24%	3/11/2028	17	17	17	—
Kipu Buyer, LLC	(8)	First Lien Term Loan	S + 4.25%	1.00%	8.84%	1/27/2027	2,258	2,227	2,252	0.22
Kipu Buyer, LLC	(7)	First Lien Revolver	S + 4.25%	0.00%	8.84%	1/27/2026	365	(4)	(1)	—
KPA Parent Holdings, Inc.	(8)	First Lien Term Loan	S + 5.75%	1.00%	10.70%	7/17/2026	3,537	3,504	3,537	0.34
KPA Parent Holdings, Inc.	(8)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	10.70%	7/19/2026	1,024	1,014	1,024	0.10
KPA Parent Holdings, Inc.	(7)	First Lien Revolver	S + 6.00%	1.00%	10.95%	7/17/2026	403	(4)	—	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
Litera Bidco LLC	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.85%	5/1/2028	$5,214	$5,205	$5,201	0.50%
Litera Bidco LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	1.00%	9.60%	5/1/2028	2,847	959	956	0.09
Litera Bidco LLC	(7)	First Lien Revolver	S + 4.75%	1.00%	9.60%	5/1/2028	434	—	(1)	—
McAfee Corp.	(5)(8)	First Lien Term Loan	S + 3.25%	0.50%	8.10%	3/1/2029	4,761	4,766	4,750	0.46
MercuryGate International, Inc.	(8)	First Lien Term Loan	P + 4.00%	1.00%	12.00%	8/21/2026	4,430	4,389	4,430	0.43
MercuryGate International, Inc.	(7)	First Lien Revolver	S + 4.75%	1.00%	9.60%	8/23/2026	537	(5)	—	—
Montana Buyer Inc.	(8)	First Lien Term Loan	S + 5.00%	0.75%	9.85%	7/22/2029	25,427	25,420	25,366	2.46
Montana Buyer Inc.	(7)(13)	First Lien Revolver	P + 4.00%	0.00%	12.00%	7/21/2028	2,352	402	397	0.04
MRI Software LLC	(8)	First Lien Term Loan	S + 4.75%	1.00%	9.34%	2/10/2027	248	244	247	0.02
MRI Software LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	1.00%	9.34%	2/10/2027	1,724	420	416	0.04
Nasuni Corporation	(13)	First Lien Term Loan	S + 5.75%	0.75%	10.34%	9/10/2030	6,250	6,204	6,203	0.60
Nasuni Corporation	(7)(13)	First Lien Revolver	S + 5.75%	1.00%	10.60%	9/10/2030	1,302	(10)	(10)	—
Navex TopCo, Inc.	(8)	First Lien Term Loan	S + 5.50%	0.75%	10.35%	11/8/2030	7,463	7,381	7,463	0.72
North Star Acquisitionco, LLC	(6)(8)	First Lien Term Loan	S + 5.00%	1.00%	9.59%	5/3/2029	4,084	4,084	4,074	0.39
North Star Acquisitionco, LLC	(6)(8)(13)	First Lien Term Loan	S + 5.00%	1.00%	9.25%	5/3/2029	2,379	2,367	2,373	0.23
North Star Acquisitionco, LLC	(6)(8)	First Lien Term Loan	C + 5.00%	1.00%	9.25%	5/3/2029	CAD 9,110	6,579	6,719	0.65
North Star Acquisitionco, LLC	(6)(7)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	9.25%	5/3/2029	2,094	369	368	0.04
North Star Acquisitionco, LLC	(6)(7)	First Lien Revolver	S + 5.00%	1.00%	9.25%	5/3/2029	2,275	1,227	1,230	0.12
Pegasus Transtech Holding, LLC	(8)	First Lien Term Loan	S + 6.00%	1.00%	10.85%	11/17/2026	247	247	247	0.02
Pegasus Transtech Holding, LLC	(13)	First Lien Term Loan	S + 6.00%	0.00%	10.85%	11/17/2026	10	10	10	—
Perforce Software, Inc.	(8)	First Lien Term Loan	S + 4.50%	0.50%	9.35%	7/1/2026	2,977	2,905	2,981	0.29
Prism Parent Co. Inc.	(8)	First Lien Term Loan	S + 5.00%	0.75%	9.85%	9/19/2028	3,962	3,962	3,882	0.38
Prism Parent Co. Inc.	(7)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	9.85%	9/19/2028	403	(1)	(8)	—
Proofpoint, Inc.	(5)	First Lien Term Loan	S + 3.00%	0.50%	7.85%	8/31/2028	3,562	3,571	3,565	0.35
Rally Buyer, Inc.	(8)	First Lien Term Loan	S + 5.75%	0.75%	10.34%	7/19/2028	177	177	159	0.02
Rally Buyer, Inc.		First Lien Delayed Draw Term Loan	S + 5.75%	0.75%	10.34%	7/19/2028	15	15	14	—
Renaissance Holding Corp	(8)	First Lien Term Loan	S + 4.25%	0.50%	9.10%	4/8/2030	248	249	248	0.02
Routeware, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	0.00%	9.84%	9/18/2031	6,364	6,332	6,332	0.61
Routeware, Inc.	(7)(13)	First Lien Delayed Draw Term Loan	S + 8.00%	0.00%	12.85%	9/18/2031	2,955	(7)	(15)	—
Routeware, Inc.	(7)(13)	First Lien Revolver	S + 8.00%	0.00%	12.85%	9/18/2031	682	(3)	(3)	—
Thunder Purchaser, Inc.	(8)	First Lien Term Loan	S + 5.50%	1.00%	10.24%	6/30/2028	188	187	188	0.02
Thunder Purchaser, Inc.	(8)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	10.24%	6/30/2028	60	59	60	0.01
Trimech Acquisition Corp.	(8)	First Lien Term Loan	S + 4.75%	1.00%	9.34%	3/10/2028	5,923	5,915	5,864	0.57
Trimech Acquisition Corp.	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	1.00%	9.34%	3/10/2028	13,303	(33)	(141)	(0.01)
Trimech Acquisition Corp.	(7)	First Lien Revolver	S + 4.75%	0.00%	9.49%	3/10/2028	7,004	387	350	0.03
WatchGuard Technologies, Inc.	(8)	First Lien Term Loan	S + 5.25%	0.75%	10.10%	7/2/2029	248	240	246	0.02
								170,044	170,162	16.48

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Specialty Retail
LS Group Opco Acquisition LLC (LS Group PropCo Acquisition LLC)	(5)(8)	First Lien Term Loan	S + 3.00%	0.00%	7.85%	4/23/2031	$1,986	$1,986	$1,989	0.19%
Mavis Tire Express Services Topco, Corp.	(5)(8)	First Lien Term Loan	S + 3.50%	0.75%	8.35%	5/4/2028	3,488	3,492	3,490	0.34
Monahan Products, LLC	(8)	First Lien Term Loan	S + 5.50%	0.00%	10.35%	8/27/2027	248	245	248	0.03
PetSmart LLC	(5)(8)	First Lien Term Loan	S + 3.75%	0.75%	8.70%	2/11/2028	3,237	3,220	3,214	0.31
Shock Doctor Intermediate, LLC	(8)	First Lien Term Loan	S + 5.75%	1.00%	10.34%	11/20/2029	248	246	248	0.02
								9,189	9,189	0.89
Technology Hardware, Storage and Peripherals
TA TT Buyer, LLC	(8)	First Lien Term Loan	S + 4.75%	0.50%	9.34%	4/2/2029	2,985	2,973	2,985	0.29
UBEO, LLC	(8)	First Lien Term Loan	S + 5.25%	1.00%	9.99%	4/3/2026	814	812	814	0.08
Victors Purchaser, LLC	(13)	First Lien Term Loan	S + 4.75%	0.50%	9.34%	8/15/2031	9,217	9,194	9,195	0.89
Victors Purchaser, LLC	(7)(13)	First Lien Delayed Draw Term Loan	S + 4.75%	0.50%	9.34%	8/15/2031	2,194	(3)	(5)	—
Victors Purchaser, LLC	(7)(13)	First Lien Revolver	S + 4.75%	0.50%	9.34%	8/15/2031	1,254	(3)	(3)	—
								12,973	12,986	1.26
Textiles Apparel and Luxury Goods
Varsity Brands, Inc.	(5)	First Lien Term Loan	S + 3.75%	0.00%	8.34%	8/26/2031	4,468	4,447	4,443	0.43
								4,447	4,443	0.43
Trading Companies and Distributors
BCPE Empire Holdings, Inc.	(5)(8)	First Lien Term Loan	S + 4.00%	0.50%	8.85%	12/11/2028	4,975	4,991	4,983	0.48
Graffiti Buyer, Inc.	(8)(13)	First Lien Term Loan	S + 5.50%	1.00%	10.19%	8/10/2027	5,865	5,806	5,786	0.56
Graffiti Buyer, Inc.	(7)(8)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	10.19%	8/10/2027	3,790	2,036	2,015	0.20
Kele Holdco, Inc.	(8)	First Lien Term Loan	S + 5.25%	1.00%	10.20%	2/20/2026	2,644	2,644	2,644	0.26
Kele Holdco, Inc.	(7)	First Lien Revolver	S + 5.25%	1.00%	10.20%	2/20/2026	342	26	26	—
								15,503	15,454	1.50
Wireless Telecommunication Services
Alert Media, Inc.	(8)	First Lien Term Loan	S + 6.75% (Incl. 10.34% PIK)	1.00%	11.34% (Incl. 10.34% PIK)	4/12/2027	126	126	125	0.01
Alert Media, Inc.	(8)	First Lien Term Loan	S + 5.75%	1.00%	10.34%	4/12/2027	131	131	131	0.01
CCI Buyer, Inc.	(5)(8)	First Lien Term Loan	S + 4.00%	0.75%	8.85%	12/17/2027	4,619	4,613	4,618	0.45
DAS Purchaser 2 Corp.	(8)	First Lien Term Loan	S + 5.50%	0.75%	10.19%	4/30/2027	83	82	79	0.01
DAS Purchaser 2 Corp.	(8)	First Lien Delayed Draw Term Loan	S + 5.50%	0.75%	10.19%	4/30/2027	165	163	156	0.02
								5,115	5,109	0.50
Total Secured Debt Investments								1,536,293	1,536,173	148.79

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Unsecured Debt Investments

Diversified Consumer Services
AVG Intermediate Holdings LLC		Subordinated Unsecured Term Loan	13.75% PIK	0.00%	13.75% PIK	3/16/2028	$728	$728	$680	0.07%
AVG Intermediate Holdings LLC		Subordinated Unsecured Delayed Draw Term Loan	13.75% PIK	0.00%	13.75% PIK	3/16/2028	278	278	260	0.03
PPV Intermediate Holdings, LLC	(3)(8)	Subordinated Unsecured Delayed Draw Term Loan	13.75% PIK	0.00%	13.75% PIK	8/31/2030	—	—	—	—
VetCor Group Holdings LLC		Subordinated Unsecured Term Loan	13.75% PIK	0.00%	13.75% PIK	8/31/2030	5	5	5	—
VetCor Group Holdings LLC		Subordinated Unsecured Term Loan	14.75% PIK	0.00%	14.75% PIK	8/31/2030	2	2	1	—
VetCor Group Holdings LLC	(3)	Subordinated Unsecured Delayed Draw Term Loan	13.75% PIK	0.00%	13.75% PIK	8/31/2030	—	—	—	—
								1,013	946	0.10
Health Care Technology
Employee Health Co.		Unsecured Term Loan	13.75% PIK	0.00%	13.75% PIK	11/10/2031	266	261	261	0.03
								261	261	0.03
Healthcare Providers and Services
OB Hospitalist Group, Inc.		Subordinated Unsecured Term Loan	14.70% PIK	1.00%	14.70% PIK	9/27/2028	21	20	20	—
								20	20	—
Total Unsecured Debt Investments								1,294	1,227	0.13

Equity Investments
Auto Components
EAH Holdco, LLC	(3)(11)	Common					—	136	166	0.02
QAS Parent, LLC	(11)	Common					237	366	407	0.03
								502	573	0.05
Building Products
MDC Interior Acquisition Inc	(11)	Common					1	894	977	0.09
								894	977	0.09
Capital Markets
Arax MidCo, LLC	(6)(7)(12)(13)	Common					1,154	721	505	0.04
								721	505	0.04
Commercial Services and Supplies
Hercules Blocker LLC	(9)(11)	Common					140	251	238	0.02
KAWP Holdings, L.P.	(3)(11)	Common					—	309	284	0.03
Zinc Buyer Corporation	(12)(13)	LP Units					242	242	242	0.02
								802	764	0.07

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Construction & Engineering
Hydraulic Technologies USA LLC	(12)(13)	Common					$8	$8	$7	—%
Hydraulic Technologies USA LLC	(12)(13)	Preferred					743	743	728	0.07
MEI Co-Investor Aggregator LLC	(11)	Common					1	796	953	0.09
								1,547	1,688	0.16
Diversified Consumer Services
American Veterinary Group Holdings, LLC	(11)	Common					243	387	177	0.02
Four Seasons Blocker Aggregator, LP	(3)(11)	Common					—	203	186	0.02
GS Seer Group Holdings, LLC	(3)(11)	Common					—	110	109	0.01
Health Aggregator LLC	(3)(11)	Common					—	159	143	0.01
Home Service HoldCo, Inc.	(11)	Common					2	264	250	0.02
US Fitness Holdings, LLC	(12)(13)	Common					3	3,182	3,182	0.31
VPP Group Holdings, L.P.	(3)(11)	Common					—	265	251	0.02
								4,570	4,298	0.41
Energy Equipment and Services
CRCI Longhorn Holdings, Inc.	(12)(13)	LP Units					1	1,154	1,154	0.11
Tiger Parent Holdco L.P.	(3)(11)	Common					—	895	1,075	0.10
								2,049	2,229	0.21
Financial Services
Cerity Partners Equity Holding LLC	(7)(12)(13)	Preferred					2,325	1,408	1,362	0.13
GC Mountaintop Intermediate II Inc	(11)	Preferred					659	782	837	0.08
GC Mountaintop Holdings, LLC	(11)	Common					507	648	908	0.09
								2,838	3,107	0.30
Healthcare Providers and Services
AB Centers Acquisition Corporation	(11)	Preferred					136	322	586	0.06
Oral Surgery Holdings, LLC	(11)	Preferred					42	554	870	0.08
REP Coinvest III AGP Blocker, L.P.	(11)	Common					155	409	498	0.05
REP Coinvest III AGP, L.P.	(11)	Common					66	175	213	0.02
RxSense Group LLC	(11)	Common					14	284	521	0.05
US Heart And Vascular Holdings LLC	(11)	Common					100	106	61	0.01
								1,850	2,749	0.27
Insurance
Accelerate Topco Holdings LLC	(11)	Common					6	222	324	0.03
IMG Blocker Buyer Parent, LLC	(11)	Preferred					48	571	471	0.05
IMG Blocker Buyer Parent, LLC	(3)(11)	Common					—	6	6	—
Integrity Marketing Group, LLC	(11)	Preferred					147	181	143	0.01
LEP McLarens Co-Invest, L.P.	(11)	LP Units					40	132	118	0.01
LEP Pequod Holdings LP	(3)(11)	Common					—	226	390	0.04
OHCP V GA COI, L.P.	(11)	Preferred					11	13	14	—
OHCP V GA COI, L.P.	(11)	Common					98	119	124	0.01
								1,470	1,590	0.15

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (2)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
IT Services
OEConnection LLC	(3)(11)	Common					$—	$321	$399	0.04%
Ridge Trail US Bidco, Inc.	(12)(13)	Preferred					1,418	1,418	1,418	0.14
Ridge Trail US Bidco, Inc.	(12)(13)	Common					34	34	34	—
Winterfell Co-Invest SCSp	(11)	Common					445	673	796	0.08
								2,446	2,647	0.26
Professional Services
Elevator Holdco, Inc. Common Stock	(3)(11)	Common					—	453	334	0.03
Marina Acquisition, Inc.	(3)(12)(13)	Common					—	231	231	0.02
TVG-KUSRP Holdings, LP	(11)	Preferred					232	285	242	0.02
								969	807	0.07
Software
Eclipse Buyer, Inc.	(12)(13)	Preferred					1	5,020	5,020	0.50
North Star Acquisition Aggregator, L.P.	(6)(11)	Common					336	362	365	0.05
								5,382	5,385	0.55
Technology Hardware, Storage and Peripherals
Victors Purchaser, LLC	(12)(13)	LP Units					333	333	333	0.04
								333	333	0.04
Trading Companies and Distributors
Graffiti Parent, LP	(11)	Common					2	522	339	0.03
Kele Holdings, Inc.	(3)(11)	Common					—	187	207	0.02
								709	546	0.05
Total Equity Investments								27,082	28,198	2.72
Total Investments - non-controlled/non-affiliated								1,564,669	1,565,598	151.64%

Cash Equivalents
Cash Equivalents	(14)							40,954	40,954	3.97
Total Cash Equivalents								40,954	40,954	3.97
Total Portfolio Investments, Cash Equivalents								1,605,623	1,606,552	155.61%

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2024

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
2.
The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate ("SOFR" or "S"), Prime Rate (“Prime” or “P”), Canadian Dollar Offered Rate ("CDOR" or "C"), Sterling Overnight Index Average ("SONIA" or "SON") or other relevant benchmark, which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over reference rates and the current contractual interest rate in effect on September 30, 2024. Certain investments are subject to an interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
3.
Investments with par value / shares less than 500 shown as zero.
4.
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
5.
These investments were not valued using unobservable inputs and are not considered Level 3 investments. Fair value was determined in good faith by the Adviser as the Company’s valuation designee, subject to the oversight of the Board of Trustees (the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
6.
The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2024, non-qualifying assets represented 6.79% of total assets as calculated in accordance with regulatory requirements.
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
11.
Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2024, the aggregate fair value of these securities is $13,982 or 1.35% of the Company’s net assets. The acquisition date of these restricted securities was January 19, 2024.
12.
Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2024, the aggregate fair value of these securities is $14,216 or 1.38% of the Company’s net assets. The acquisition date of Arax MidCo, LLC and Cerity Partners Equity Holding LLC was May 30, 2024. The acquisition date of Hydraulic Technologies USA LLC was June 3, 2024. The acquisition date of Marina Acquisition, Inc. was July 1, 2024. The acquisition date of Zinc Buyer Corporation was July 29, 2024. The acquisition date of CRCI Longhorn Holdings, Inc. was August 27, 2024. The acquisition date of Victors Purchaser, LLC was August 15, 2024. The acquisition date of Eclipse, Inc. was September 6, 2024. The acquisition date of US Fitness Holdings, LLC was September 4, 2024. The acquisition date of Ridge Trail US Bidco, Inc. was September 30, 2024.
13.
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting us to do so (see Note 3 to the consolidated financial statements for discussion of the exemptive order from the SEC).
14.
Cash equivalents amounting to $40,954 are invested in money market funds (BlackRock Liquidity T-Fund - Institutional Shares) and would be categorized as Level 1 under the ASC 820 fair value level hierarchy as of September 30, 2024.

See accompanying notes to the consolidated financial statements

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2024

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
AB Centers Acquisition Corporation	Revolver	7/2/2031	$751	$(5)
AB Centers Acquisition Corporation	Delayed Draw Term Loan	7/2/2026	1,502	(11)
Accession Risk Management, Inc.	Revolver	11/1/2029	694	(3)
Accession Risk Management, Inc.	Delayed Draw Term Loan	8/16/2026	6,245	(30)
Acentra Holdings, LLC	Revolver	12/17/2029	87	—
ACI Group Holdings, Inc.	Revolver	8/2/2027	164	(1)
Adelaide Borrower, LLC	Revolver	5/8/2030	1,040	(13)
Adelaide Borrower, LLC	Delayed Draw Term Loan	5/8/2026	1,670	(21)
AMBA Buyer, Inc.	Revolver	7/30/2027	276	(2)
Amerilife Holdings LLC	Revolver	8/31/2028	595	(1)
Amerilife Holdings LLC	Delayed Draw Term Loan	6/18/2026	10,131	(24)
Apex Service Partners, LLC	Delayed Draw Term Loan	9/24/2026	12,444	(62)
Apex Service Partners, LLC	Revolver	10/24/2029	196	(1)
Aprio Advisory Group, LLC	Delayed Draw Term Loan	8/2/2026	8,037	(19)
Aprio Advisory Group, LLC	Revolver	8/1/2031	2,733	(7)
Arax MidCo, LLC	Equity	4/11/2029	432	(81)
Arax MidCo, LLC	Revolver	4/11/2029	1,250	(15)
Arax MidCo, LLC	Delayed Draw Term Loan	10/14/2025	4,689	(55)
Ares Holdings, LLC	Revolver	11/18/2027	663	(3)
Arrow Management Acquisition, LLC	Delayed Draw Term Loan	11/1/2024	3	—
Artifact Bidco, Inc.	Delayed Draw Term Loan	7/27/2027	1,642	(12)
Artifact Bidco, Inc.	Revolver	7/26/2030	1,173	(8)
AVG Intermediate Holdings LLC	Revolver	3/16/2027	166	(4)
AWP Group Holdings, Inc.	Delayed Draw Term Loan	8/23/2026	12,973	(64)
AWP Group Holdings, Inc.	Revolver	12/23/2030	47	—
Banker's Toolbox, Inc.	Revolver	7/27/2027	637	(3)
BC Group Holdings, Inc.	Delayed Draw Term Loan	12/21/2026	7,018	(70)
Blackbird Purchaser, Inc.	Delayed Draw Term Loan	12/19/2025	650	—
Blackbird Purchaser, Inc.	Revolver	12/19/2029	526	—
Blackhawk Industrial Distribution, Inc.	Revolver	9/17/2026	2,715	(24)
Blades Buyer, Inc.	Revolver	3/28/2028	120	(1)
Cardiology Management Holdings, LLC	Delayed Draw Term Loan	1/31/2029	69	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2024

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Cerity Partners Equity Holding LLC	Equity	7/28/2029	$917	$(18)
Cerity Partners Equity Holding LLC	Revolver	7/28/2028	3,266	(8)
Cerity Partners Equity Holding LLC	Delayed Draw Term Loan	6/7/2026	26,929	(67)
CFGI Holdings, LLC	Revolver	11/2/2027	191	(2)
Cherry Bekaert Advisory LLC	Revolver	6/30/2028	226	—
Cold Chain Technologies, LLC	Revolver	8/2/2025	197	—
CPC/Cirtec Holdings, Inc	Revolver	10/31/2028	670	(3)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/28/2026	4,544	(22)
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	1,515	(7)
Cub Financing Intermediate, LLC	Delayed Draw Term Loan	6/28/2026	4,967	(25)
CVP Holdco, Inc.	Revolver	6/28/2030	2,353	(6)
CVP Holdco, Inc.	Delayed Draw Term Loan	6/29/2026	5,883	(15)
DCG Acquisition Corp.	Revolver	6/13/2031	4,408	—
DCG Acquisition Corp.	Delayed Draw Term Loan	6/13/2026	4,408	—
DT Intermediate Holdco, Inc.	Delayed Draw Term Loan	9/14/2026	14,790	(74)
Dynatect Group Holdings, Inc.	Revolver	6/30/2026	1,236	—
Eclipse Buyer, Inc.	Revolver	9/6/2031	1,352	(7)
Eclipse Buyer, Inc.	Delayed Draw Term Loan	9/7/2026	2,665	(13)
Edgeco Buyer, Inc.	Delayed Draw Term Loan	6/1/2026	4	—
EDPO, LLC	Delayed Draw Term Loan	5/2/2025	131	—
EDPO, LLC	Revolver	12/8/2026	57	—
Enverus Holdings, Inc.	Delayed Draw Term Loan	12/22/2025	116	—
Enverus Holdings, Inc.	Revolver	12/24/2029	163	—
EOS Fitness Opco Holdings, LLC	Delayed Draw Term Loan	9/25/2026	3,862	(29)
Essential Services Holding Corporation	Revolver	6/17/2030	1,301	(3)
Essential Services Holding Corporation	Delayed Draw Term Loan	6/17/2026	2,082	(5)
Excelitas Technologies Corp.	Delayed Draw Term Loan	5/1/2026	5,044	(25)
FL Hawk Intermediate Holdings, Inc.	Revolver	2/22/2027	1,190	—
Flint Opco, LLC	Delayed Draw Term Loan	6/1/2026	3,603	(18)
Flow Control Solutions, Inc.	Revolver	3/31/2029	1,411	(10)
Flow Control Solutions, Inc.	Delayed Draw Term Loan	6/28/2026	7,732	(56)
Focus Financial Partners, LLC	Delayed Draw Term Loan	9/17/2026	420	(1)
Foreside Financial Group, LLC	Revolver	9/30/2027	712	—
Graffiti Buyer, Inc.	Delayed Draw Term Loan	8/10/2027	1,724	(23)
GSV Holding, LLC	Delayed Draw Term Loan	4/3/2028	4	—
Harvey Tool Company, LLC	Revolver	10/26/2027	2,372	(6)
Harvey Tool Company, LLC	Delayed Draw Term Loan	6/28/2026	6,527	(16)
Health Buyer LLC	Delayed Draw Term Loan	5/15/2026	12,565	(60)
Heights Buyer, LLC	Delayed Draw Term Loan	8/26/2025	620	—
Heights Buyer, LLC	Revolver	8/25/2028	512	—
Hercules Borrower LLC	Revolver	12/15/2026	329	(3)
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	6/28/2026	1,213	(3)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2024

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
HSI Halo Acquisition, Inc.	Revolver	6/28/2030	$978	$(2)
Hydraulic Technologies USA LLC	Revolver	6/3/2030	2,384	(42)
ImageFirst Holdings, LLC	Revolver	4/27/2028	1,675	—
Imagine 360 LLC	Delayed Draw Term Loan	9/20/2026	10,122	(51)
Imagine 360 LLC	Revolver	9/30/2028	4,326	(43)
Integrated Power Services Holdings, Inc.	Revolver	11/22/2027	513	—
Integrated Power Services Holdings, Inc.	Delayed Draw Term Loan	5/7/2026	16,452	(36)
Integrity Marketing Acquisition, LLC	Revolver	8/25/2028	122	(1)
JHCC Holdings LLC	Delayed Draw Term Loan	9/9/2026	4,277	(17)
JHCC Holdings LLC	Revolver	9/9/2027	168	(1)
Kele Holdco, Inc.	Revolver	2/20/2026	315	—
Kipu Buyer, LLC	Revolver	1/27/2026	365	(1)
Klick, Inc.	Revolver	3/31/2028	813	(8)
KPA Parent Holdings, Inc.	Revolver	7/17/2026	403	—
Kriv Acquisition Inc.	Delayed Draw Term Loan	9/26/2026	8,343	(42)
Kriv Acquisition Inc.	Revolver	7/6/2029	377	(2)
Lightbeam Bidco Inc.	Revolver	5/4/2029	476	—
Litera Bidco LLC	Revolver	5/1/2028	434	(1)
Litera Bidco LLC	Delayed Draw Term Loan	5/17/2027	1,884	(5)
Marina Acquisition, Inc.	Revolver	7/1/2030	1,406	(14)
MDC Interior Acquisition Inc	Revolver	4/26/2030	2,084	(10)
MEI Buyer LLC	Delayed Draw Term Loan	6/30/2025	681	—
MercuryGate International, Inc.	Revolver	8/21/2026	537	—
Merlin Buyer, Inc.	Revolver	12/14/2026	598	(6)
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	60	—
Minotaur Acquisition, Inc.	Revolver	6/3/2030	2,442	(24)
Minotaur Acquisition, Inc.	Delayed Draw Term Loan	6/4/2025	4,071	(40)
Montana Buyer Inc.	Revolver	7/22/2028	1,949	(5)
Movati Athletic (Group) Inc.	Delayed Draw Term Loan	5/30/2026	2,588	(26)
Movati Athletic (Group) Inc.	Revolver	5/29/2029	1,941	(19)
MRI Software LLC	Delayed Draw Term Loan	8/27/2026	1,300	(6)
Nasuni Corporation	Revolver	9/10/2030	1,302	(10)
Net Health Acquisition Corp.	Revolver	7/3/2031	3,924	(18)
NJEye LLC	Revolver	3/14/2025	184	—
North Star Acquisitionco, LLC	Delayed Draw Term Loan	5/4/2025	1,721	(4)
North Star Acquisitionco, LLC	Revolver	5/3/2029	1,040	(3)
OEConnection LLC	Delayed Draw Term Loan	4/22/2026	4,469	—
OEConnection LLC	Revolver	4/22/2031	2,793	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2024

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Onyx-Fire Protection Services Inc.	Revolver	7/31/2031	$3,237	$(16)
Onyx-Fire Protection Services Inc.	Delayed Draw Term Loan	7/31/2026	2,518	(12)
Orsini Pharmaceutical Services, LLC	Revolver	5/2/2028	297	—
Paint Intermediate III, LLC	Revolver	10/7/2027	376	(2)
Pareto Health Intermediate Holdings, Inc.	Revolver	6/1/2029	163	—
Pathstone Family Office LLC	Revolver	5/15/2028	52	—
Pathstone Family Office LLC	Delayed Draw Term Loan	6/22/2026	5,035	(38)
Phantom Purchaser, Inc.	Revolver	9/19/2031	2,654	(7)
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/7/2026	15,038	(150)
Prism Parent Co. Inc.	Delayed Draw Term Loan	9/19/2025	403	(8)
Propio LS, LLC	Revolver	7/17/2029	5,537	(28)
Propio LS, LLC	Delayed Draw Term Loan	7/25/2026	11,074	(55)
PS Intermediate Holdco II, LLC	Revolver	4/25/2025	265	—
Quality Automotive Services, LLC	Revolver	7/16/2027	130	(1)
R&T Acquisitions, LLC	Delayed Draw Term Loan	9/1/2025	771	(10)
Red Fox CD Acquisition Corporation	Delayed Draw Term Loan	12/1/2025	10,445	(131)
Ridge Trail US Bidco, Inc.	Term Loan	9/30/2031	6,893	(52)
Ridge Trail US Bidco, Inc.	Revolver	3/31/2031	1,953	(15)
Riser Interco LLC	Delayed Draw Term Loan	6/5/2026	4,774	(60)
Routeware, Inc.	Delayed Draw Term Loan	9/19/2026	2,955	(15)
Routeware, Inc.	Revolver	9/18/2031	682	(3)
Ruppert Landscape, LLC	Delayed Draw Term Loan	4/30/2026	11,899	(119)
Ruppert Landscape, LLC	Revolver	12/1/2028	661	(7)
Sako and Partners Lower Holdings LLC	Revolver	9/15/2028	746	(2)
SCP Eye Care Holdco, LLC	Delayed Draw Term Loan	10/7/2024	91	—
Smile Doctors LLC	Delayed Draw Term Loan	3/9/2025	137	—
Southpaw AP Buyer, LLC	Delayed Draw Term Loan	5/1/2026	3,460	(17)
Southpaw AP Buyer, LLC	Revolver	3/2/2028	2,178	(11)
Specialized Dental Holdings II, LLC	Delayed Draw Term Loan	6/5/2026	7,996	—
Spirit RR Holdings, Inc.	Revolver	9/13/2028	497	(1)
St Athena Global LLC	Revolver	6/26/2029	390	(4)
St Athena Global LLC	Delayed Draw Term Loan	6/26/2026	154	(2)
STCH Acquisition Inc.	Revolver	10/30/2026	1,547	(8)
Sugar PPC Buyer LLC	Delayed Draw Term Loan	7/10/2026	6,800	(32)
SureWerx Purchaser III Inc.	Revolver	12/28/2028	727	—
The Chartis Group, LLC	Delayed Draw Term Loan	9/17/2026	3,875	(19)
The Chartis Group, LLC	Revolver	9/17/2031	1,938	(10)
The Hiller Companies, LLC	Delayed Draw Term Loan	6/22/2026	3,460	(17)
The Hiller Companies, LLC	Revolver	6/20/2030	2,730	(14)
TPC Engineering Holdings, Inc.	Revolver	2/16/2027	681	(7)
Trilon Group, LLC	Delayed Draw Term Loan	10/16/2025	3,183	(21)
Trilon Group, LLC	Revolver	5/25/2029	1,175	(8)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2024

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Trimech Acquisition Corp.	Delayed Draw Term Loan	8/15/2026	$14,097	$(141)
Trimech Acquisition Corp.	Revolver	3/10/2028	6,584	(66)
Turningpoint Healthcare Solutions, LLC	Revolver	7/14/2027	116	(1)
Ultimate Baked Goods Midco LLC	Revolver	8/13/2027	242	(2)
US Fitness Holdings, LLC	Delayed Draw Term Loan	9/4/2026	6,892	(34)
US Fitness Holdings, LLC	Revolver	9/4/2030	431	(2)
USRP Holdings, Inc.	Delayed Draw Term Loan	8/28/2026	17,871	(88)
USRP Holdings, Inc.	Revolver	12/31/2029	2,290	(11)
Valet Waste Holdings, Inc.	Revolver	5/1/2029	714	(7)
Valicor PPC Intermediate II LLC	Revolver	1/24/2028	1,006	(2)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	9/27/2026	2,488	(12)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	7/24/2026	6,973	(33)
Vessco Midco Holdings, LLC	Revolver	7/24/2031	2,724	(13)
Victors Purchaser, LLC	Delayed Draw Term Loan	8/15/2026	2,194	(5)
Victors Purchaser, LLC	Revolver	8/15/2031	1,254	(3)
Vital Care Buyer, LLC	Revolver	7/30/2031	2,789	(13)
VPP Intermediate Holdings, LLC	Delayed Draw Term Loan	2/7/2025	753	(4)
VPP Intermediate Holdings, LLC	Revolver	12/1/2027	223	(1)
W2O Holdings, INC.	Delayed Draw Term Loan	3/29/2025	17,861	(89)
Wealth Enhancement Group, LLC	Revolver	10/4/2027	105	(1)
World Insurance Associates, LLC	Revolver	4/3/2028	212	—
WRE Holding Corp.	Delayed Draw Term Loan	7/2/2026	2,011	(9)
WRE Holding Corp.	Revolver	7/2/2030	1,133	(5)
WST USA Holdco, Inc.	Delayed Draw Term Loan	12/30/2025	1,583	—
YLG Holdings, Inc.	Delayed Draw Term Loan	6/6/2026	10,522	(26)
YLG Holdings, Inc.	Revolver	10/30/2026	399	(1)
Zinc Buyer Corporation	Delayed Draw Term Loan	7/24/2026	6,890	(50)
Zinc Buyer Corporation	Revolver	7/24/2031	2,028	(15)
Total Unfunded Commitments			$547,028	$(3,038)

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

The Company’s investment strategy also includes a smaller allocation to more liquid credit investments such as broadly syndicated loans and corporate bonds, which may be used primarily to maintain liquidity for the Company’s share repurchase program and manage cash before investing subscription proceeds into originated loans, while also seeking attractive investment returns. The Company may also invest in publicly traded securities of larger corporate issuers on an opportunistic basis when market conditions create compelling potential return opportunities subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies”.

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

The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies. As of September 30, 2024, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and included: Antares Strategic Credit SPV LLC (“A-Star SPV”) and A-Star Equity Holdings LLC (“A-Star Equity”, and collectively with A-Star SPV, the “Subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.

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

Organization and Offering Expenses

Organization costs include costs relating to the formation and organization of the Company. Such costs are expensed as incurred. For the three and nine months ended September 30, 2024, the Company incurred $0 and $51 in organization costs, respectively. These amounts are included in due to affiliates on the Consolidated Statements of Assets and Liabilities as of September 30, 2024.

Costs associated with the Company’s offering of Common Shares are capitalized and included as deferred offering costs on the Consolidated Statements of Assets and Liabilities and will be amortized over a twelve-month period beginning on the date which the Company first accepts capital contribution from unaffiliated shareholders in the Private Offering. For the three and nine months ended September 30, 2024, the Company incurred $26 and $253 of offering costs.

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

Management fee

The base management fee is payable quarterly in arrears at an annual rate of 1.25% of the average of the Company’s net asset value as of the beginning of the prior quarter and the beginning of the then current quarter. For the three and nine months ended September 30, 2024, the Company incurred management fees of $2,446 and $3,289, respectively, and the Adviser elected to waive these fees resulting in zero management fees for the period.

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

The Adviser has agreed to waive its management fee and incentive fee for the first six months following the date on which unaffiliated investors first purchase the Common Shares. For the three and nine months ended September 30, 2024, the Company incurred income based incentive fees of $3,864 and $7,112, and capital gains incentive fees of $(174) and $0, respectively. Gross capital gains incentive fee is net of reversal on accrued capital gains incentive fees. For the three and nine months ended September 30, 2024, the Adviser agreed to waive $3,690 and $7,112 in total incentive fees, respectively, resulting in zero incentive fees payable.

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

The Company reimburses the Administrator for its costs, expenses and allocable portion of overhead (including compensation of personnel performing administrative duties) in connection with the services performed for the Company pursuant to the terms of the Administration Agreement. For the three and nine months ended September 30, 2024, the Company incurred administrative fees of $237 and $537, respectively.

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

For the three and nine months ended September 30, 2024, the Adviser provided no expense support pursuant to the Expense Support Agreement. The Company’s obligation to make a reimbursement payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

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

Note 4. Investments

The composition of the Company's investment portfolio at amortized cost and fair value was as follows:

	September 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$1,536,293	$1,536,173	98.12%
Unsecured Debt	1,294	1,227	0.08
Equity Investments	27,082	28,198	1.80
Total Investments	$1,564,669	$1,565,598	100.00%

As of September 30, 2024 there were zero portfolio companies on non-accrual status.

The industry composition of investments at fair value was as follows:

September 30, 2024
Aerospace and Defense	0.31%
Air Freight and Logistics	0.49
Auto Components	1.91
Beverages	0.28
Broadline Retail	0.30
Building Products	2.18
Capital Markets	1.98
Chemicals	2.28
Commercial Services and Supplies	8.88
Construction & Engineering	1.64
Construction Materials	0.89
Containers and Packaging	1.00
Distributors	3.71
Diversified Consumer Services	7.79
Diversified Telecommunication Services	0.80
Electrical Equipment	0.57
Electronic Equipment, Instruments and Components	0.37
Energy Equipment and Services	2.12
Financial Services	6.48
Food Products	1.20
Ground Transportation	0.02
Health Care Technology	3.01
Healthcare Equipment and Supplies	1.42
Healthcare Providers and Services	8.59
Hotels, Restaurants and Leisure	3.26
Household Products	0.02
Independent Power and Renewable Electricity Producers	0.13
Industrial Conglomerates	1.97
Insurance	7.93
IT Services	3.56
Leisure Products	0.15
Life Sciences Tools & Services	0.45
Machinery	0.84
Media	1.53
Oil, Gas and Consumable Fuels	0.95
Pharmaceuticals	0.03
Professional Services	6.25
Real Estate Management and Development	0.43
Software	11.21
Specialty Retail	0.59
Technology Hardware, Storage and Peripherals	0.85
Textiles Apparel and Luxury Goods	0.28
Trading Companies and Distributors	1.02
Wireless Telecommunication Services	0.33
100.00%

The geographic composition of investments at amortized cost and fair value was as follows:

	September 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,522,799	$1,523,087	97.28%	147.52%
Canada	41,870	42,511	2.72	4.12
Total	$1,564,669	$1,565,598	100.00%	151.64%

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

The following tables present the fair value hierarchy of financial instruments, as of September 30, 2024 according to the fair value hierarchy as described in Note 2. Significant Accounting Policies:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Secured Debt	$—	$298,025	$1,238,148	$1,536,173
Unsecured Debt	—	—	1,227	1,227
Equity Investments	—	—	28,198	28,198
Total Portfolio Investments before Cash Equivalents	—	298,025	1,267,573	1,565,598
Money Market Fund	40,954	—	—	40,954
Total Investments after Cash Equivalents	$40,954	$298,025	$1,267,573	$1,606,552

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the three and nine months ended September 30, 2024:

	Three Months Ended September 30, 2024
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$784,790	$1,188	$15,820	$801,798
Purchase of investments (including received in-kind)	488,712	43	11,696	500,451
Proceeds from principal repayments and sales of investments	(35,547)	—	—	(35,547)
Amortization of premium/accretion of discount, net	481	—	(1)	480
Net realized gain (loss) on investments	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	(288)	(4)	683	391
Fair value, end of period	$1,238,148	$1,227	$28,198	$1,267,573
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at September 30, 2024	$(278)	$(4)	$684	$402

	Nine Months Ended September 30, 2024
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—	$—
Purchase of investments (including received in-kind)	1,316,605	1,292	28,990	1,346,887
Proceeds from principal repayments and sales of investments	(80,711)	—	(2,054)	(82,765)
Amortization of premium/accretion of discount, net	1,489	1	—	1,490
Net realized gain (loss) on investments	(6)	—	144	138
Net change in unrealized appreciation (depreciation) on investments	771	(66)	1,118	1,823
Fair value, end of period	$1,238,148	$1,227	$28,198	$1,267,573
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at September 30, 2024	$789	$(66)	$1,118	$1,841

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Secured Debt	$741,866	Market yield analysis	Market yield discount rates	7.02%	14.26%	9.03%
	1,466	Market quotation	Quote	93.63	100.52	98.47
	494,816	Recent transaction	Transaction price	98.05	100.13	99.51
	1,238,148

Unsecured Debt	1,227	Market yield analysis	Market yield discount rates	13.48%	17.44%	17.01%

Equity Investments	16,816	Comparable company analysis	EBITDA multiples	7.8x	31.5x	16.2x
	11,382	Recent Transaction	Transaction Price	100.00%	100.00%	100.00%
	28,198
Total	$1,267,573

(1)
As of September 30, 2024, included within the fair value of Level 3 assets of $1,267,573 is an amount of $507,664 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices).
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

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. As of September 30, 2024, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2024, the Company’s asset coverage was 314.22%.

Debt outstanding

The Company’s outstanding debt obligations were as follows:

	September 30, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Amount Available (3)
SG Facility	$750,000	$399,795	$399,795	$350,205	$192,433
Revolving Credit Facility	725,000	82,155	82,155	642,845	437,465
Total	$1,475,000	$481,950	$481,950	$993,050	$629,898
(1)
The carrying value of the Company's debt obligations is used as an approximate to fair value. The fair value of these debt obligations would be categorized as Level 3 under the ASC 820 fair value level hierarchy as of September 30, 2024.
(2)
The unused portion is the amount upon which commitment fees, if any, are based.
(3)
The amount available reflects any limitations related to the respective facility's borrowing base.

SG Facility

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

The initial maximum principal amount under the SG Facility is $450 million and the SG Facility includes an accordion provision to permit increases to the total facility amount up to a maximum of $1 billion, subject in each case to the satisfaction of certain conditions, and, for any increases above $750 million, consent of the Agent and the lenders. Proceeds from loans made under the SG Facility may be used for A-Star SPV's general corporate purposes, to fund collateral obligations acquired by A-Star SPV, to pay certain fees and expenses and to make distributions to the Company, subject to certain conditions set forth in the SG Facility. Revolving loans borrowed under the SG Facility may be repaid and reborrowed until the end of the Revolving Period, which can occur no later than January 19, 2027 (unless extended), and all amounts outstanding under the SG Facility must be repaid by January 19, 2029.

On September 12, 2024, the Company entered into Amendment No. 1 to the SG Facility, among the Company, as equity holder and servicer, Antares Strategic Credit SPV LLC, as borrower, Société Générale, as agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, U.S. Bank National Association, as document custodian, and the lenders party thereto.

The amendment provides for an increase in the aggregate commitments of the lenders under the SG Facility from $450 million to $750 million effective September 12, 2024, and to $1 billion through a $250 million term loan commitment effective October 19, 2024. The amendment also provides for, among other things, an increase the accordion feature from $1 billion to $1.750 billion, and revises the margin applicable to borrowings under the facility from 1.90% with respect to the portion of the SG Facility used to finance acquisitions of broadly-syndicated loans (subject to a maximum of 20%) and 2.40% with respect to the portion of the SG Facility used to finance acquisitions of middle-market loans, subject to a step-up of 2.00% following the occurrence of an event of default, to 1.85%, subject to a step-up of 2.00% following the occurrence of an event of default.

As of September 30, 2024, the Company was in compliance with all covenants associated with the SG Facility.

Revolving Credit Facility

On July 31, 2024, the Company, as Borrower, entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, the lenders party thereto, and JPMorgan Chase Bank, N.A. and Manufacturers & Traders Trust Company, Royal Bank of Canada, Société Générale and Wells Fargo Securities, LLC, as bookrunners and lead arrangers. The Agreement is effective as of July 31, 2024.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies under the Revolving Credit Facility. Advances under the Revolving Credit Facility drawn in U.S. dollars will initially bear interest at a per annum rate equal to 0.75% or 0.875% plus an “alternate base rate” (as described in the Agreement) in the case of any ABR Loan (as defined therein) and 1.75% or 1.875% plus the relevant benchmark rate in the case of any other Loan, in each case, depending on the Company’s rate option election and borrowing base (as of the most recently delivered borrowing base certificate delivered under the Agreement). Advances under the Revolving Credit Facility drawn in currencies other than U.S. dollars will bear interest at certain local rates consistent with market standards. The Company will also pay a fee of 0.375% on average daily undrawn amounts under the Revolving Credit Facility. The initial principal amount of the Revolving Credit Facility is $675.0 million. The availability period under the Facility will terminate on July 31, 2028 (the “Commitment Termination Date”) and the Facility will mature on July 31, 2029 (the “Maturity Date”).

On August 9, 2024, the Company entered into a Commitment Increase Agreement (the "Commitment Increase Agreement") among the Company, Deutsche Bank AG New York Branch, as the increasing lender (the "Increasing Lender") and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to the Revolving Credit Facility.

The Commitment Increase Agreement provides for an increase in the Revolving Credit Facility from the Increasing Lender's commitment, thereby bringing aggregate commitments of the lenders under the Revolving Credit Facility from $675.0 million to $725.0 million through the accordion feature in the Revolving Credit Facility. The accordion feature in the Revolving Credit Facility allows the Company, under certain circumstances, to increase the total size of the facility to a maximum aggregate commitment of $1.025 billion.

Foreign Currency Transactions and Translations

The Company’s outstanding foreign-denominated debt obligations were as follows:

	September 30, 2024
	Original Principal Amount (Local)	Original Principal Amount (USD)	Outstanding Principal	Unrealized Gain/Loss	Reset Date
Canadian Dollar	74,100	$54,529	$54,787	$(258)	N/A
Great British Pound	7,000	8,985	9,363	(378)	N/A
Total		$63,514	$64,150	$(636)

Interest expense

The components of interest expense were as follows:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Stated interest expense	$3,792	$9,120
Facility unused fees	1,014	1,693
Amortization of deferred financing costs	404	729
Total interest expense	$5,210	$11,542
Cash paid for interest expense	$5,629	$9,040
SG Facility weighted average interest rate	7.02%	7.37%
SG Facility average debt outstanding	$191,327	$166,017
Revolving Credit Facility weighted average interest rate	7.30%	7.30%
Revolving Credit Facility average debt outstanding	$23,528	$8,455

Weighted average interest rates do not include impact of unused commitment fees or deferred financing costs.

As of September 30, 2024, $1,363 of interest expense and $409 of unused commitment fees were included in interest payable.

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

Unfunded commitments

The Company’s investment portfolio may contain revolving line of credit or delayed draw commitments, which require the Company to fund when requested by the portfolio companies. As of September 30, 2024, the Company had unfunded investment commitments in the aggregate par amount of $547,028. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.

Off balance sheet risk

Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Assets and Liabilities. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of September 30, 2024, there were no commitments outstanding for derivative contracts.

Legal proceedings

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2024, management is not aware of any material pending legal proceedings.

Note 8. Net Assets

In connection with its formation, the Company has the authority to issue an unlimited number of common shares of beneficial interest at $0.001 per share par value. On September 7, 2023, an affiliate of the Adviser subscribed for 1,000 shares of the Company’s Common Shares of beneficial interest at $25.00 per share. The Company issues Common Shares in the Private Offering on a quarterly basis at an offering price generally equal to the net asset value per Common Share.

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

The following table summarizes transactions in Common Shares during the three months ended September 30, 2024:

	Three Months Ended September 30, 2024
	Shares	Amount
Subscriptions	18,657,736	$473,906
Distributions Reinvested	270,272	6,914
Net increase (decrease)	18,928,008	$480,820

The following table summarizes transactions in Common Shares during the nine months ended September 30, 2024:

	Nine Months Ended September 30, 2024
	Shares	Amount
Subscriptions	40,253,140	$1,015,039
Distributions Reinvested	270,272	6,914
Net increase (decrease)	40,523,412	$1,021,953

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

Distributions

The Company authorizes and declares distribution amounts per share of common shares of beneficial interest payable quarterly in arrears. The record date for each distribution was the last calendar date of each quarter. The following table presents distributions that were declared during the nine months ended September 30, 2024:

Declaration Date	Payment Date	Distribution Per Share	Distribution Amount
March 29, 2024	April 30, 2024	$0.53	$6,361
June 28, 2024	July 25, 2024	0.63	13,606
September 27, 2024	October 25, 2024	0.65	26,341
Total		$1.81	$46,308

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

Note 9. Financial Highlights

The following are the financial highlights for the nine months ended September 30, 2024:

Nine Months Ended September 30, 2024 (1)
Per Share Data: (2) (3)
Net assets, beginning of period	$25.00
Net investment income	2.22
Net realized and change in unrealized appreciation (depreciation)	0.07
Net increase in net assets resulting from operations	2.29
Distributions declared	(1.81)
Total increase (decrease) in net assets	0.48
Net assets, end of period	$25.48
Shares outstanding, end of period	40,524,412
Total return based on net asset value (4)	9.33%
Ratios: (5)
Expenses to average net assets gross of fee waivers	6.25%
Net expenses to average net assets net of fee waivers	3.58%
Net investment income to average net assets	14.11%
Portfolio turnover rate (6)	12.77%
Supplemental Data:
Net assets, end of period	$1,032,436
Asset coverage ratio (7)	314.22%

(1)
The Company commenced operations on January 19, 2024. Metrics are based on the period of January 19, 2024 through September 30, 2024.
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

Note 10. Subsequent Events

Equity Issuances

On October 1, 2024, the Company sold and issued 7,750,876 Common Shares for an aggregate consideration of approximately $197.5 million at a price of $25.48 per Common Share.

Effective as of October 29, 2024, the Company and the Adviser entered into a waiver letter agreement (the “Waiver Letter Agreement”), pursuant to which the Adviser agreed to waive (i) fifty percent (50%) of any base management fee due from the Company to the Adviser under Section 5(a) of the Investment Advisory Agreement and (ii) fifty percent (50%) of any incentive fee due from the Company to the Adviser under Section 5(b) of the Investment Advisory Agreement, for the period from October 1, 2024 through December 31, 2024.

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

Portfolio and Investment Activity

As of September 30, 2024, we had investments in 339 portfolio companies across 40 industries. Based on fair value as of September 30, 2024, approximately 99.92% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily are subject to interest rate floors. As of September 30, 2024, our weighted average total yield of debt securities at amortized cost was 9.62%. Weighted average yields excludes the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2024.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

Three months ended September 30, 2024
Total investments, beginning of period	$1,030,578
New investments purchased	581,643
Net accretion of discount on investments	476
Net realized gain (loss) on investments	(13)
Investments sold or repaid	(48,015)
Total investments, end of period	$1,564,669

The following table presents certain selected information regarding our investment portfolio:

September 30, 2024
Weighted average yield on debt and income producing investments, at amortized cost (1)	9.62%
Weighted average yield on debt and income producing investments, at fair value (1)	9.62%
Number of portfolio companies	339
Median LTM EBITDA (2)(3)	$77.0M
Weighted average net senior leverage (2)(4)	5.0x
Weighted average loan-to-value (“LTV”) (2)(5)	34%
Percentage of debt investments bearing a floating rate, at fair value	99.92%
Percentage of debt investments bearing a fixed rate, at fair value	0.08%

(1)
Computed based on the stated interest rate or yield as of September 30, 2024, and weighted based on the total debt investments (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above. Weighted average yield excludes the effect of accretion of discounts and amortization of premiums.
(2)
Includes all private loan investments for which fair value is determined by the Adviser at least quarterly (with assistance, as applicable, from a third-party valuation firm, and subject to oversight by the Board). Figures are derived from the financial statements most recently obtained by the Adviser.
(3)
Earnings before interest, taxes, depreciation and amortization ("EBITDA") refers to adjusted EBITDA in accordance with the underlying governing documents. Excludes investments with no reported EBITDA or where EBITDA, in the Adviser’s judgment, was not a material component of the investment thesis, such as annual recurring revenue loans, or investments with negative EBITDA. Weighted average EBITDA is weighted based on the funded commitment of total applicable private loans.
(4)
Net senior leverage is the ratio of total debt minus unrestricted cash divided by LTM EBITDA and taking into account leverage through the tranche in which the Company holds an investment, excluding recurring revenue investments.
(5)
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

The following table shows the distribution of our investments on the A to E internal performance rating scale at fair value:

	September 30, 2024
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
A	$1,523,502	97.31%	312
B	35,426	2.26	21
C	2,770	0.18	5
D	3,900	0.25	1
E	—	—	—
	$1,565,598	100.00%	339

Our investments consisted of the following:

	September 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$1,536,293	$1,536,173	98.12%
Unsecured Debt	1,294	1,227	0.08
Equity Investments	27,082	28,198	1.80
Total Investments	$1,564,669	$1,565,598	100.00%

The table below describes investments by industry composition based on fair value:

September 30, 2024
Aerospace and Defense	0.31%
Air Freight and Logistics	0.49
Auto Components	1.91
Beverages	0.28
Broadline Retail	0.30
Building Products	2.18
Capital Markets	1.98
Chemicals	2.28
Commercial Services and Supplies	8.88
Construction & Engineering	1.64
Construction Materials	0.89
Containers and Packaging	1.00
Distributors	3.71
Diversified Consumer Services	7.79
Diversified Telecommunication Services	0.80
Electrical Equipment	0.57
Electronic Equipment, Instruments and Components	0.37
Energy Equipment and Services	2.12
Financial Services	6.48
Food Products	1.20
Ground Transportation	0.02
Health Care Technology	3.01
Healthcare Equipment and Supplies	1.42
Healthcare Providers and Services	8.59
Hotels, Restaurants and Leisure	3.26
Household Products	0.02
Independent Power and Renewable Electricity Producers	0.13
Industrial Conglomerates	1.97
Insurance	7.93
IT Services	3.56
Leisure Products	0.15
Life Sciences Tools & Services	0.45
Machinery	0.84
Media	1.53
Oil, Gas and Consumable Fuels	0.95
Pharmaceuticals	0.03
Professional Services	6.25
Real Estate Management and Development	0.43
Software	11.21
Specialty Retail	0.59
Technology Hardware, Storage and Peripherals	0.85
Textiles Apparel and Luxury Goods	0.28
Trading Companies and Distributors	1.02
Wireless Telecommunication Services	0.33
100.00%

The table below describes investments by geographic composition based on amortized cost and fair value:

	September 30, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,522,799	$1,523,087	97.28%	147.52%
Canada	41,870	42,511	2.72	4.12
Total	$1,564,669	$1,565,598	100.00%	151.64%

Results of Operations

No comparative financial statements are presented as we had not begun operations during any period prior to January 19, 2024. We were formed on August 31, 2023 and commenced our investing operations on January 19, 2024.

The following table represents our operating results:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Total investment income	$37,062	$70,792
Total expenses	12,310	24,323
Management fee waiver	(2,446)	(3,289)
Incentive fee waiver	(3,690)	(7,112)
Net expenses (net of fee waiver)	6,174	13,922
Net investment income	30,888	56,870
Net realized gain (loss)	(423)	(461)
Net change in unrealized appreciation (depreciation)	(1,062)	357
Net increase (decrease) in net assets resulting from operations	$29,403	$56,766

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including deployment, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income, was as follows:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Interest income	$33,069	$62,865
Payment-in-kind interest income	166	302
Dividend income	94	196
Other income	3,733	7,429
Total investment income	$37,062	$70,792

For the three months ended September 30, 2024, the increase in our total investment income was driven by our deployment of capital and increase in invested balance of investments. The size of our investment portfolio at fair value increased from $1,031.9 million as of June 30, 2024, to $1,565.6 million as of September 30, 2024, thus increasing balance of interest-bearing securities held throughout the period. Interest income on our debt investments is dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement.

Expenses

Expenses were as follows:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Interest expense	$5,210	$11,542
Management fees	2,446	3,289
Income based incentive fee	3,864	7,112
Capital gains incentive fee	(174)	—
Board of Trustees' fees	100	219
Administrative service expense	237	537
Other general and administrative expenses	548	1,424
Organization and offering costs	79	200
Total expenses	12,310	24,323
Management fees waiver	(2,446)	(3,289)
Incentive fees waiver	(3,690)	(7,112)
Net expenses	$6,174	$13,922

For the three months ended September 30, 2024, net expenses were primarily comprised of interest expense of $5.2 million, gross management fees of $2.4 million, gross incentive fees of $3.7 million, administrative service expenses of $0.2 million, fees to independent trustees of $0.1 million, organization and offering costs of $0.1 million and other general and administrative expenses of $0.5 million; offset by management fee waiver of $2.4 million and incentive fee waiver by the Adviser of $3.7 million.

For the nine months ended September 30, 2024, net expenses were primarily comprised of interest expense of $11.5 million, gross management fees of $3.3 million, gross incentive fees of $7.1 million, administrative service expenses of $0.5 million, fees to independent trustees of $0.2 million, organization and offering costs of $0.2 million and other general and administrative expenses of $1.4 million; offset by management fee waiver of $3.3 million and incentive fee waiver by the Adviser of $7.1 million.

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

Interest Expense

The components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances were as follows:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Stated interest expense	$3,792	$9,120
Facility unused fees	1,014	1,693
Amortization of deferred financing costs	404	729
Total interest expense	$5,210	$11,542
Cash paid for interest expense	$5,629	$9,040
SG Facility weighted average interest rate	7.02%	7.37%
SG Facility average debt outstanding	$191,327	$166,017
Revolving Credit Facility weighted average interest rate	7.30%	7.30%
Revolving Credit Facility average debt outstanding	$23,528	$8,455

Interest expense for the three and nine months ended September 30, 2024 was driven by approximately $214.9 million and $174.5 million, respectively, of average borrowings outstanding (at an average effective interest rate, of 7.07% and 7.36%, respectively) related to borrowings for investments and expenses.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Net realized gain (loss) on investments	$(13)	$128
Unrealized appreciation on investments	$4,257	$6,661
Unrealized (depreciation) on investments	(4,663)	(5,732)
Net change in unrealized appreciation (depreciation) on investments	$(406)	$929

We determine the fair value of our investments quarterly and any changes in fair value are recorded as unrealized gains or losses. For the three and nine months ended September 30, 2024, net change in unrealized gains (losses) on our investments were ($0.4) million and $0.9 million, respectively. The valuations of our debt investments generally increase or decrease as a result of various factors, including tightening and widening credit spreads of public and private markets, as well as changes in transaction prices during the period.

Management fee

The base management fee is payable quarterly in arrears at an annual rate of 1.25% of the average of the Company’s net asset value as of the beginning of the prior quarter and the beginning of the then current quarter. For the three and nine months ended September 30, 2024 the Company incurred management fees of $2.4 million and $3.3 million, respectively, and the Adviser elected to waive all management fees resulting in zero management fees for the period.

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

The Adviser has agreed to waive its management fee and incentive fee for the first six months following the date on which unaffiliated investors first purchase the Common Shares. For the three and nine months ended September 30, 2024, the Company incurred income based incentive fees of $3,864 and $7,112, and capital gains incentive fees of $(174) and $0, respectively. Gross capital gains incentive fee is net of reversal on accrued capital gains incentive fees. For the three and nine months ended September 30, 2024, the Adviser agreed to waive $3,690 and $7,112 in total incentive fees, respectively, resulting in zero incentive fees payable.

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

As of September 30, 2024, the Adviser has not provided any expense support pursuant to the Expense Support Agreement which is included in the Consolidated Statements of Operations. The Company’s obligation to make a reimbursement payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

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

As of September 30, 2024 we had two credit facilities outstanding. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities, enter additional short-term lending arrangements, and/or issue debt securities, including additional unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2024 we had an aggregate amount of $482.0 million of debt outstanding and our asset coverage ratio was 314.22%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

Equity

The following table summarizes transactions in common shares of beneficial interest during the nine months ended September 30, 2024:

	Shares	Amount
Subscriptions (including in-kind)	40,253,140	$1,015,039
Distributions reinvested	270,272	6,914
Share repurchases	—	—
Early repurchase deduction	—	—
Net increase (decrease)	40,523,412	$1,021,953

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

The following table presents distributions that were declared during the nine months ended September 30, 2024:

Declaration Date	Payment Date	Distribution Per Share	Distribution Amount
March 29, 2024	April 30, 2024	$0.53	$6,361
June 28, 2024	July 25, 2024	0.63	13,606
September 27, 2024	October 25, 2024	0.65	26,341
Total		$1.81	$46,308

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our Common Shares during the nine months ended September 30, 2024:

Source of Distribution	Per Share	Amount
Net investment income	$2.22	$56,870
Net realized gains/(losses)	0.00	128
Total	$2.22	$56,998

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

Recent Developments

Equity Issuances

On October 1, 2024, the Company sold and issued 7,750,876 Common Shares for an aggregate consideration of approximately $197.5 million at a price of $25.48 per Common Share.

Waiver Letter Agreement

Effective as of October 29, 2024, the Company and the Adviser entered into a waiver letter agreement (the “Waiver Letter Agreement”), pursuant to which the Adviser agreed to waive (i) fifty percent (50%) of any base management fee due from the Company to the Adviser under Section 5(a) of the Investment Advisory Agreement and (ii) fifty percent (50%) of any incentive fee due from the Company to the Adviser under Section 5(b) of the Investment Advisory Agreement, for the period from October 1, 2024 through December 31, 2024.

Critical Accounting Estimates

The preparation of the consolidated financial statements will require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition, our critical accounting estimates related to investments, fair value measurement, interest and dividends income recognition and income taxes are included in the notes to our consolidated financial statements.

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

We have established one or more credit facilities and may in the future establish additional credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over Secured Overnight Financing Rate (“SOFR”) (or other applicable reference rate). We cannot assure shareholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof and may ask to comply with positive or negative covenants that could have an effect on our operations.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities.

Unfunded Commitments

The Company’s investment portfolio may contain revolving line of credit or delayed draw commitments, which require the Company to fund when requested by portfolio companies. As of September 30, 2024, the Company had unfunded investment commitment in the aggregate par amount of $547.0 million. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.

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

As of September 30, 2024, 99.92% of our performing debt investments at fair value were at floating rates, which are generally SOFR based and typically have durations of one to three months after which they reset to current interest rates, and many of which are subject to certain floors. Our credit facilities (including the SG Facility and Revolving Credit Facility) bear interest at floating rates with no interest rate floor. Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure:

Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$46,885	$(14,458)	$32,427
Up 200 basis points	31,257	(9,639)	21,618
Up 100 basis points	15,628	(4,819)	10,809
Down 100 basis points	(15,628)	4,819	(10,809)
Down 200 basis points	(31,257)	9,639	(21,618)
Down 300 basis points	(46,885)	14,458	(32,427)

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

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Net Assets” in this report and our Current Reports on Form 8-K filed on January 24, 2024, April 3, 2024 and July 2, 2024 for the issuance of Common Shares for the three months and nine months ended September 30, 2024. The issuance of Common Shares is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company relied, in part, upon representations from the relevant investor in the Subscription Agreement that the investor is an “accredited investor” as defined in Regulation D under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 (File No. 000-56613) filed on January 19, 2024)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 (File No. 000-56613) filed on January 19, 2024)
10.1	Waiver Letter Agreement dated October 29, 2024 between Antares Strategic Credit Fund and Antares Capital Credit Advisers LLC*
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document
101.PRE	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Antares Strategic Credit Fund

Date:	November 13, 2024	/s/ Vivek Mathew
Vivek Mathew
Chief Executive Officer

Date:	November 13, 2024	/s/ Venugopal Rathi
Venugopal Rathi
Chief Financial Officer