Form 10-Q
period 2025-03-31
Antares Strategic Credit Fund
filed 2025-05-14
CIK 1993402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________

FORM 10-Q

_______________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of May 14, 2025 was 66,537,877.

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
we have a limited operating history;
•
our, or our portfolio companies’, future business, operations, operating results or prospects;
•
the return or impact of current and future investments;
•
changes in the general economy, including those caused by tariffs and trade disputes with other countries, changes in inflation and risk of recession;
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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “project,” “estimates,” “will,” “should,” “could,” “would,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” on Form 10 registration statement, Annual Report on Form 10-K and this Quarterly Report.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Non-controlled/non-affiliated investments, at fair value (amortized cost — $2,590,218 and $2,132,063 as of March 31, 2025 and December 31, 2024, respectively)	$2,586,320	$2,131,829
Cash and cash equivalents	86,504	79,193
Foreign currencies (cost — $3,354 and $2,623 as of March 31, 2025 and December 31, 2024, respectively)	3,346	2,567
Interest receivable from non-controlled/non-affiliated investments	11,386	10,481
Deferred offering costs	38	91
Receivable for investments sold / repaid	—	6,776
Prepaid expenses and other assets	306	16
Total assets	$2,687,900	$2,230,953

LIABILITIES
Debt outstanding	$1,133,547	$918,277
Less: Deferred financing costs	(9,875)	(10,538)
Total debt, net of deferred financing costs	1,123,672	907,739
Payable for investments purchased	51,161	33,781
Interest payable	4,745	3,754
Distributions payable	34,398	32,223
Administrative service fee payable	296	377
Accrued expenses and other liabilities	2,585	1,920
Management fees payable	4,121	1,769
Income based incentive fee payable	4,632	2,155
Excise tax payable	—	266
Capital gains incentive fee payable	—	165
Due to affiliates	509	143
Total liabilities	1,226,119	984,292
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, par value $0.001 (57,501,883 and 48,823,039 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	58	49
Paid-in capital in excess of par value	1,455,867	1,234,192
Accumulated net distributable earnings (losses)	5,856	12,420
Total net assets	1,461,781	1,246,661
Total liabilities and net assets	$2,687,900	$2,230,953
Net asset value per share	$25.42	$25.53

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$54,413	$10,798
Payment-in-kind interest income	465	51
Dividend income	10	—
Other income	2,266	83
Total investment income	57,154	10,932
Expenses:
Interest and debt expenses	14,966	2,951
Management fees (Note 3) (1)	4,121	—
Income based incentive fee (Note 3)	4,632	918
Capital gains incentive fee (Note 3)	(330)	67
Administrative service fee	155	108
Board of Trustees’ fee	77	60
Other general and administrative expenses	804	419
Organization and offering costs	83	51
Total expenses	24,508	4,574
Management fees waiver (Note 3) (1)	—	—
Incentive fees waiver (Note 3)	165	(985)
Net expenses, net of fee waivers	24,673	3,589
Net investment income (loss)	32,481	7,343

Net realized and change in unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	(743)	(6)
Foreign currency transactions	(18)	—
Net realized gain (loss)	(761)	(6)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(3,664)	542
Translation of assets and liabilities in foreign currencies	(222)	—
Net change in unrealized appreciation (depreciation)	(3,886)	542
Total net realized and change in unrealized gain (loss)	(4,647)	536
Net increase (decrease) in net assets resulting from operations	$27,834	$7,879

Per share information
Net investment income (loss) per share (basic and diluted)	$0.57	$0.61
Earnings per share (basic and diluted)	$0.49	$0.66
Distributions declared per share	$0.60	$0.53
Weighted average shares outstanding (basic and diluted)	57,187,741	12,001,000
(1)
Value for the three months ended March 31, 2024 less than $1.

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(in thousands, except shares)

Three Months Ended March 31, 2025

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	48,823,039	$49	$1,234,192	$12,420	$1,246,661
Operations:
Net investment income	—	—	—	32,481	32,481
Net realized gain (loss)	—	—	—	(761)	(761)
Net change in unrealized appreciation (depreciation)	—	—	—	(3,886)	(3,886)
Net increase (decrease) in net assets resulting from operations	—	—	—	27,834	27,834
Capital Transactions:
Issuance of shares	8,015,241	8	204,621	—	204,629
Common Shares issued from reinvestment of distributions	663,603	1	17,054	—	17,055
Distributions to shareholders	—	—	—	(34,398)	(34,398)
Net increase (decrease) in net assets resulting from capital transactions	8,678,844	9	221,675	(34,398)	187,286
Total net increase (decrease)	8,678,844	9	221,675	(6,564)	215,120
Net assets at end of period	57,501,883	$58	$1,455,867	$5,856	$1,461,781

Three Months Ended March 31, 2024

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	1,000	$—	$25	$—	$25
Operations:
Net investment income	—	—	—	7,343	7,343
Net realized gain (loss)	—	—	—	(6)	(6)
Net change in unrealized appreciation (depreciation)	—	—	—	542	542
Net increase (decrease) in net assets resulting from operations	—	—	—	7,879	7,879
Capital Transactions:
Issuance of shares	12,000,000	12	299,988	—	300,000
Common Shares issued from reinvestment of distributions	—	—	—	—	—
Distributions to shareholders	—	—	—	(6,361)	(6,361)
Net increase (decrease) in net assets resulting from capital transactions	12,000,000	12	299,988	(6,361)	293,639
Total net increase (decrease)	12,000,000	12	299,988	1,518	301,518
Net assets at end of period	12,001,000	$12	$300,013	$1,518	$301,543

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2025	2024
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$27,834	$7,879
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Accrued interest and dividends received in-kind	(465)	(46)
Net accretion of discount and amortization of premium	(1,223)	(438)
Proceeds from sale of investments and principal repayments	66,989	17,709
Purchases of investments	(524,141)	(196,543)
Net realized (gains) losses on investments	743	6
Net change in unrealized (appreciation) depreciation on investments	3,664	(542)
Amortization of deferred financing costs	605	144
Amortization of deferred offering costs	83	—
(Increase) decrease in operating assets:
Interest receivable from non-controlled/non-affiliated investments	(905)	(3,054)
Receivable for investments sold / repaid	6,776	(2,676)
Prepaid expenses and other assets	(290)	(260)
Increase (decrease) in operating liabilities:
Due to affiliates	366	1,779
Payable for investments purchased	17,380	133
Management fees payable	2,352	—
Income based incentive fee payable	2,477	—
Capital gains incentive fee payable	(165)	—
Interest payable	991	2,807
Administrative service fee	(81)	108
Excise tax payable	(266)	—
Accrued expenses and other liabilities	665	454
Net cash provided by (used in) operating activities	(396,611)	(172,540)
Cash flow from financing activities
Proceeds from issuance of shares, net of subscription receivable	204,629	25
Debt borrowings	415,270	197,000
Debt repayments	(200,000)	—
Distributions paid	(15,168)	—
Deferred offering costs paid	(30)	(161)
Deferred financing costs paid	—	(3,609)
Net cash provided by (used in) financing activities	404,701	193,255
Net increase (decrease) in cash and cash equivalents	8,090	20,715
Cash, cash equivalents and foreign currencies at the beginning of period	81,760	—
Cash, cash equivalents and foreign currencies at the end of period	$89,850	$20,715
Supplemental disclosure of cash flow information and non-cash financing activities
Cash paid for interest	$13,370	$—
Equity issued in kind (Note 8)	$—	$300,000
Investments purchased in kind (Note 8)	$—	$300,000
Distributions payable	$34,398	$6,361

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
Secured Debt
Aerospace and Defense
Bleriot US Bidco Inc.	(5)(15)(18)	First Lien Term Loan	S + 2.75%	7.04%	10/31/2030	$4,141	$4,140	$4,115	0.28%
Peraton Corp.	(5)(15)(17)	First Lien Term Loan	S + 3.75%	8.17%	2/1/2028	4,947	4,952	4,414	0.30
TransDigm Inc.	(5)(6)(15)(19)	First Lien Term Loan	S + 2.75%	7.04%	3/22/2030	3,697	3,712	3,695	0.25
							12,804	12,224	0.83
Air Freight and Logistics
American Trailer Rental Group, LLC	(13)(15)(17)	First Lien Term Loan	S + 5.50%	9.94%	6/1/2027	41	40	36	—
American Trailer Rental Group, LLC	(13)(15)(19)	First Lien Term Loan	S + 5.69%	10.23%	6/1/2027	130	130	117	0.01
American Trailer Rental Group, LLC	(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.50%	9.69%	6/1/2027	35	34	31	—
American Trailer Rental Group, LLC	(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.69%	10.13%	6/1/2027	33	33	30	—
American Trailer Rental Group, LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.75%	10.19%	6/1/2027	9	9	8	—
Kenco PPC Buyer LLC	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.94%	11/15/2029	12,560	12,499	12,499	0.86
Kenco PPC Buyer LLC	(7)(13)(15)(16)	First Lien Revolver	S + 4.75%	8.94%	11/15/2029	837	121	122	0.01
Lightbeam Bidco Inc.	(8)(17)	First Lien Term Loan	S + 5.00%	9.29%	5/4/2030	3,889	3,889	3,889	0.27
Lightbeam Bidco Inc.	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	5/4/2030	589	589	589	0.04
Lightbeam Bidco Inc.	(7)(15)(19)	First Lien Revolver	S + 5.00%	9.29%	5/4/2029	476	127	127	0.01
							17,471	17,448	1.20
Automobile Components
Enthusiast Auto Holdings, LLC	(8)(19)	First Lien Term Loan	S + 4.75%	9.07%	12/21/2026	1,481	1,471	1,481	0.10
Enthusiast Auto Holdings, LLC	(8)(19)	First Lien Term Loan	S + 4.75%	9.07%	12/19/2026	1,481	1,479	1,481	0.10
First Brands Group, LLC	(5)(16)	First Lien Term Loan	S + 5.00%	9.55%	3/30/2027	3,960	3,960	3,689	0.25
JHCC Holdings LLC	(8)(16)	First Lien Term Loan	S + 5.25%	9.54%	9/9/2027	3,118	3,114	3,106	0.21
JHCC Holdings LLC	(8)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	9/9/2027	11,222	11,206	11,177	0.76
JHCC Holdings LLC	(7)(15)(16)	First Lien Revolver	P + 4.25%	11.75%	9/9/2027	249	99	99	0.01
Majco LLC	(8)(16)	First Lien Term Loan	S + 4.50%	8.94%	12/4/2028	247	243	242	0.02
OAC Holdings I Corp.	(8)(17)	First Lien Term Loan	S + 5.00%	9.44%	3/30/2029	2,779	2,690	2,779	0.19
Quality Automotive Services, LLC	(8)(16)	First Lien Term Loan	S + 5.00%	9.29%	7/16/2027	2,374	2,367	2,363	0.16
Quality Automotive Services, LLC	(13)(15)(19)	First Lien Term Loan	S + 5.00%	9.29%	7/16/2027	6,208	6,184	6,179	0.42
Quality Automotive Services, LLC	(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	7/16/2027	467	465	465	0.03
Quality Automotive Services, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	1/29/2027	3,615	31	22	—
Quality Automotive Services, LLC	(7)(15)(16)	First Lien Revolver	S + 6.00%	10.29%	7/16/2027	130	—	(1)	—
							33,309	33,082	2.25
Broadline Retail
Peer Holding III B.V.	(5)(6)(15)(16)	First Lien Term Loan	S + 2.50%	6.79%	7/1/2031	4,739	4,743	4,737	0.32
							4,743	4,737	0.32

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Building Products
80/20, LLC	(8)(19)	First Lien Term Loan	S + 5.00%	9.44%	3/1/2027	$247	$245	$247	0.02%
MDC Interior Acquisition Inc	(8)(13)(19)	First Lien Term Loan	S + 5.00%	9.29%	4/26/2030	14,589	14,400	14,553	1.00
MDC Interior Acquisition Inc	(7)(13)(15)(16)	First Lien Revolver	S + 5.25%	9.54%	4/26/2030	2,084	(31)	(5)	—
SureWerx Purchaser III Inc.	(6)(8)(19)	First Lien Term Loan	S + 5.25%	9.54%	12/28/2029	247	247	247	0.02
SureWerx Purchaser III Inc.	(6)(8)(13)(19)	First Lien Term Loan	C + 5.25%	8.00%	12/28/2029	CAD 17,032	12,441	11,585	0.79
SureWerx Purchaser III Inc.	(6)(7)(13)(15)(19)	First Lien Revolver	S + 5.25%	9.54%	12/28/2028	1,706	1,259	1,263	0.09
SureWerx Purchaser III Inc.	(6)(13)(15)(19)	First Lien Revolver	C + 4.75%	7.50%	12/28/2028	CAD 34	24	24	—
WST USA Holdco, Inc.	(6)(8)(16)	First Lien Term Loan	S + 5.25%	9.64%	3/31/2027	2,469	2,469	2,469	0.17
WST USA Holdco, Inc.	(6)(7)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	9.64%	3/31/2027	2,490	896	907	0.06
							31,950	31,290	2.15
Capital Markets
Allworth Financial Group, L.P.	(8)(16)	First Lien Term Loan	S + 4.75%	9.07%	12/23/2027	2,525	2,525	2,518	0.17
Allworth Financial Group, L.P.	(8)(19)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	12/23/2027	2,411	2,411	2,405	0.16
Arax MidCo, LLC	(6)(13)(15)(17)	First Lien Term Loan	S + 5.00%	9.29%	4/11/2029	11,912	11,832	11,782	0.81
Arax MidCo, LLC	(6)(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.75%	10.07%	4/11/2029	1,647	(20)	(18)	—
Arax MidCo, LLC	(6)(7)(13)(15)(19)	First Lien Revolver	S + 5.75%	10.07%	4/11/2029	1,293	(16)	(14)	—
AQ Sage Buyer, LLC	(8)(16)	First Lien Term Loan	S + 6.00%	10.44%	1/25/2027	184	180	175	0.01
AQ Sage Buyer, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 6.00%	10.44%	1/25/2027	63	61	59	—
Cub Financing Intermediate, LLC	(13)(15)(19)	First Lien Term Loan	S + 4.75%	9.04%	6/28/2030	10,756	10,710	10,706	0.73
Cub Financing Intermediate, LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	6/28/2030	4,967	(11)	(23)	—
Edgeco Buyer, Inc.	(8)(13)(19)	First Lien Term Loan	S + 4.50%	8.79%	6/1/2028	2,197	2,192	2,186	0.15
Edgeco Buyer, Inc.	(8)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.79%	6/1/2028	344	343	342	0.02
Edgeco Buyer, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.79%	6/1/2028	3,384	360	351	0.02
Edgeco Buyer, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.50%	8.79%	6/1/2028	338	(2)	(2)	—
Lido Advisors, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	6/15/2029	3,452	3,452	3,452	0.24
R&T Acquisitions, LLC	(8)(16)	First Lien Term Loan	S + 5.75%	10.04%	8/31/2030	2,031	2,015	2,031	0.14
R&T Acquisitions, LLC	(7)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	10.04%	8/31/2030	771	(6)	—	—
							36,026	35,950	2.45

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Chemicals
Americhem, Inc.	(13)(15)(16)	First Lien Term Loan	S + 4.75%	9.07%	3/1/2032	$24,501	$24,379	$24,381	1.67%
Americhem, Inc.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	3/1/2032	6,278	(16)	(31)	—
Americhem, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	9.07%	3/1/2032	4,447	(22)	(22)	—
Aurora Plastics, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.75%	9.17%	8/12/2030	23,458	23,350	23,348	1.60
Aurora Plastics, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	9.17%	8/10/2030	50	48	50	—
DCG Acquisition Corp.	(8)(13)(19)	First Lien Term Loan	S + 4.50%	8.82%	6/13/2031	26,360	26,312	26,360	1.80
DCG Acquisition Corp.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	6/13/2031	4,408	(5)	—	—
DCG Acquisition Corp.	(7)(13)(15)(19)	First Lien Revolver	S + 5.00%	9.32%	6/13/2031	4,408	(11)	—	—
Formulations Parent Corp.	(8)(19)	First Lien Term Loan	S + 5.75%	10.04%	11/15/2030	248	245	250	0.02
LTI Holdings, Inc.	(5)(15)(19)	First Lien Term Loan	S + 4.25%	8.57%	7/29/2029	3,327	3,288	3,322	0.23
Lubricant Engineers	(8)(16)	First Lien Term Loan	S + 5.25%	9.54%	9/1/2029	247	240	246	0.02
Lubricant Engineers	(8)(13)(19)	First Lien Term Loan	S + 5.25%	9.54%	9/1/2029	13,938	13,869	13,868	0.95
Lubricant Engineers	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	9/1/2029	8,850	(22)	(44)	—
Lubricant Engineers	(7)(13)(15)(19)	First Lien Revolver	S + 5.25%	9.54%	9/3/2029	2,212	(11)	(11)	—
Lummus Technology Holdings V LLC	(5)(19)	First Lien Term Loan	S + 3.00%	7.32%	12/31/2029	4,950	4,978	4,944	0.34
Tangent Technologies Acquisition, LLC	(8)(16)	First Lien Term Loan	S + 4.75%	9.19%	11/30/2027	247	245	246	0.02
							96,867	96,907	6.65
Commercial Services and Supplies
Acuren Delaware Holdco, Inc.	(5)(15)(19)	First Lien Term Loan	S + 2.75%	7.07%	7/31/2031	2,743	2,743	2,727	0.19
Anticimex Global AB	(5)(6)(15)(18)	First Lien Term Loan	S + 3.40%	7.69%	11/16/2028	1,612	1,612	1,611	0.11
Ares Holdings, LLC	(8)(17)	First Lien Term Loan	S + 5.00%	9.29%	11/18/2027	987	976	983	0.07
Ares Holdings, LLC	(8)(17)	First Lien Term Loan	S + 5.00%	9.28% (Incl. 3.25% PIK)	11/18/2027	3,852	3,818	3,834	0.26
Ares Holdings, LLC	(8)(13)(15)(19)	First Lien Term Loan	S + 5.00%	9.32%	11/18/2027	7,345	7,317	7,311	0.50
Ares Holdings, LLC	(7)(15)(19)	First Lien Revolver	S + 5.50%	9.82%	11/18/2027	747	(3)	(3)	—
AWP Group Holdings, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	9.07%	12/23/2030	6,018	6,004	6,018	0.41
AWP Group Holdings, Inc.	(7)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	12/22/2030	12,949	4,638	4,688	0.32
AWP Group Holdings, Inc.	(7)(15)(17)	First Lien Revolver	S + 4.75%	9.07%	12/23/2030	47	9	9	—
BCPE Empire Holdings, Inc.	(5)(19)	First Lien Term Loan	S + 3.25%	7.57%	12/11/2030	4,963	4,977	4,901	0.34
CoolSys, Inc.	(8)(16)	First Lien Term Loan	S + 4.75%	9.20%	8/11/2028	247	234	225	0.02
Discovery Purchaser Corporation	(5)(15)(18)	First Lien Term Loan	S + 3.75%	8.04%	10/4/2029	3,492	3,499	3,464	0.24
EXT Acquisitions, Inc.	(8)(19)	First Lien Term Loan	S + 5.00%	9.44%	6/26/2026	231	230	231	0.02
EXT Acquisitions, Inc.	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	9.44%	6/26/2026	16	15	16	—
FL Hawk Intermediate Holdings, Inc.	(8)(13)(19)	First Lien Term Loan	S + 4.50%	8.79%	2/22/2030	6,074	6,049	6,074	0.42
FL Hawk Intermediate Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.79%	2/22/2030	1,190	—	—	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies (continued)
Fresh Holdco, Inc.	(8)(17)	First Lien Term Loan	S + 5.25%	9.79%	1/24/2026	$247	$246	$247	0.02%
HeartLand PPC Buyer, LLC	(8)(17)	First Lien Term Loan	S + 5.25%	9.54%	12/12/2029	2,970	2,939	2,970	0.20
Hercules Borrower LLC	(8)(16)	First Lien Term Loan	S + 5.50%	9.79%	12/14/2026	2,333	2,333	2,333	0.16
Hercules Borrower LLC	(8)(19)	First Lien Delayed Draw Term Loan	S + 5.50%	9.89%	12/14/2026	303	303	303	0.02
Hercules Borrower LLC	(7)(15)(19)	First Lien Revolver	S + 6.25%	10.54%	12/14/2026	329	—	—	—
High Bar Brands Operating, LLC	(6)(8)(19)	First Lien Term Loan	S + 5.25%	9.54%	12/19/2029	247	244	247	0.02
HP RSS Buyer, Inc.	(8)(17)	First Lien Term Loan	S + 5.00%	9.29%	12/11/2029	4,950	4,900	4,938	0.34
Monarch Landscape Holdings, LLC	(8)(19)	First Lien Term Loan	S + 5.00%	9.29%	10/2/2028	1,791	1,788	1,791	0.12
Monarch Landscape Holdings, LLC	(8)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	10/2/2028	1,175	1,165	1,175	0.08
Onyx-Fire Protection Services Inc.	(6)(13)(15)(19)	First Lien Term Loan	C + 4.50%	7.25%	7/31/2031	CAD 17,939	12,909	12,376	0.85
Onyx-Fire Protection Services Inc.	(6)(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	C + 4.50%	7.25%	7/31/2031	CAD 2,403	(4)	(13)	—
Onyx-Fire Protection Services Inc.	(6)(7)(13)(15)(19)	First Lien Revolver	C + 4.50%	7.25%	7/31/2031	CAD 4,378	(14)	(23)	—
Palmetto Acquisitionco Inc.	(8)(19)	First Lien Term Loan	S + 5.75%	10.04%	9/18/2029	247	244	243	0.02
Project Boost Purchaser, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.00%	7.29%	7/16/2031	4,980	4,988	4,957	0.34
The Hiller Companies, LLC	(13)(15)(16)	First Lien Term Loan	S + 5.00%	9.29%	6/20/2030	15,620	15,556	15,541	1.06
The Hiller Companies, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	6/20/2030	4,317	1,071	1,063	0.07
The Hiller Companies, LLC	(7)(13)(15)(19)	First Lien Revolver	S + 5.00%	9.29%	6/20/2030	2,730	(14)	(14)	—
Thermostat Purchaser III, Inc.	(13)(15)(16)	First Lien Term Loan	S + 4.25%	8.54%	8/31/2028	5,210	5,207	5,221	0.36
Soliant Lower Intermediate, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.75%	7.94%	7/18/2031	2,814	2,788	2,772	0.19
Valet Waste Holdings, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.75%	10.07%	5/1/2029	31,482	31,411	31,482	2.15
Valet Waste Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.75%	10.07%	5/1/2029	1,429	683	687	0.05
WRE Holding Corp.	(13)(15)(17)	First Lien Term Loan	S + 5.00%	9.19%	7/2/2031	8,264	8,227	8,202	0.56
WRE Holding Corp.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.19%	7/2/2031	2,122	699	690	0.05
WRE Holding Corp.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	9.19%	7/2/2030	1,133	(5)	(8)	—
YLG Holdings, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	9.04%	12/23/2030	27,023	26,967	26,888	1.83
YLG Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	11/26/2030	5,515	2,691	2,676	0.18
YLG Holdings, Inc.	(7)(15)(17)	First Lien Revolver	S + 5.00%	9.32%	12/23/2030	3,270	(6)	(16)	—
Zinc Buyer Corporation	(13)(15)(17)	First Lien Term Loan	S + 4.75%	9.07%	7/24/2031	16,388	16,359	16,265	1.11
Zinc Buyer Corporation	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	7/24/2031	4,143	(11)	(31)	—
Zinc Buyer Corporation	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	9.07%	7/24/2031	2,028	(5)	(15)	—
Zone Climate Services, Inc.	(8)(16)	First Lien Term Loan	S + 5.50%	9.94%	3/9/2028	2,962	2,918	2,903	0.20
							188,695	187,939	12.88

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Construction & Engineering
Hydraulic Technologies USA LLC	(8)(13)(19)	First Lien Term Loan	S + 5.50%	9.79%	6/3/2031	$17,416	$17,097	$17,242	1.18%
Hydraulic Technologies USA LLC	(7)(13)(15)(19)	First Lien Revolver	S + 5.50%	9.79%	6/3/2030	2,384	286	310	0.02
Kleinfelder Intermediate LLC	(8)(19)	First Lien Term Loan	S + 5.00%	9.29%	9/18/2030	247	247	247	0.02
MEI Buyer LLC	(8)(17)	First Lien Term Loan	S + 5.00%	9.32%	6/29/2029	4,265	4,242	4,265	0.29
MEI Buyer LLC	(15)(19)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	6/29/2029	677	664	677	0.05
Trilon Group, LLC	(13)(15)(17)	First Lien Term Loan	S + 5.00%	9.32%	5/27/2029	3,009	2,987	2,979	0.20
Trilon Group, LLC	(8)(13)(19)	First Lien Term Loan	S + 5.50%	9.79%	5/25/2029	3,018	2,993	2,988	0.20
Trilon Group, LLC	(8)(13)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	5/29/2029	114	113	112	0.01
Trilon Group, LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	5/27/2029	3,009	—	(30)	—
Trilon Group, LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.80%	5/25/2029	4,280	4,223	4,237	0.29
Trilon Group, LLC	(7)(13)(15)(19)	First Lien Revolver	S + 5.50%	9.79%	5/25/2029	1,218	(12)	(12)	—
							32,840	33,015	2.26
Construction Materials								.
Arrow Tru-Line Holding, LLC	(8)(19)	First Lien Term Loan	S + 5.63%	10.03%	9/20/2027	244	240	243	0.02
Pearlman Enterprises Inc.	(8)(16)	First Lien Term Loan	S + 4.50%	8.92%	5/5/2027	2,969	2,955	2,954	0.20
Profile Products LLC	(8)(16)	First Lien Term Loan	S + 5.75%	10.04%	11/12/2027	247	244	244	0.02
Red Fox CD Acquisition Corporation	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 6.00%	10.29%	3/4/2030	21,188	19,458	19,428	1.33
							22,897	22,869	1.57
Containers and Packaging
Berlin Packaging L.L.C.	(5)(17)	First Lien Term Loan	S + 3.50%	7.82%	6/7/2031	4,975	4,971	4,964	0.34
CFs Brands, LLC	(8)(17)	First Lien Term Loan	S + 5.00%	9.32%	10/2/2030	247	245	247	0.02
Charter Next Generation, Inc.	(5)(15)(17)	First Lien Term Loan	S + 3.00%	7.32%	12/2/2030	3,103	3,103	3,102	0.21
Cold Chain Technologies, LLC	(13)(15)(19)	First Lien Term Loan	S + 5.75%	10.04%	7/2/2026	3,446	3,439	3,446	0.24
Cold Chain Technologies, LLC	(8)(13)(17)	First Lien Term Loan	S + 5.75%	10.00% (Incl. 3.13% PIK)	7/2/2026	14,737	14,717	14,737	1.01
Cold Chain Technologies, LLC	(7)(15)(19)	First Lien Revolver	S + 5.00%	9.32%	7/2/2026	197	—	—	—
Clydesdale Acquisition Holdings, Inc.	(5)(15)(16)	First Lien Term Loan	S + 3.25%	7.54%	3/26/2032	2,948	2,926	2,936	0.20
Clydesdale Acquisition Holdings, Inc.	(5)(7)(15)(16)	First Lien Delayed Draw Term Loan	S + 3.25%	7.54%	3/26/2032	52	—	—	—
Packaging Coordinators Midco, Inc.	(13)(15)(19)	First Lien Term Loan	S + 4.75%	9.04%	1/21/2032	24,512	24,488	24,335	1.66
Packaging Coordinators Midco, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	1/22/2032	13,019	—	(94)	(0.01)
Packaging Coordinators Midco, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 4.75%	9.04%	1/22/2032	2,469	(3)	(18)	—
Rohrer Corp.	(8)(17)	First Lien Term Loan	S + 5.00%	9.44%	3/15/2027	247	245	247	0.02
St Athena Global LLC	(6)(13)(15)(17)	First Lien Term Loan	S + 5.25%	9.54%	6/26/2030	2,831	2,813	2,795	0.19
St Athena Global LLC	(6)(8)(13)(19)	First Lien Term Loan	SON + 5.25%	9.80%	6/26/2030	GBP 1,281	1,607	1,634	0.11
St Athena Global LLC	(6)(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	6/26/2030	119	(1)	(1)	—
St Athena Global LLC	(6)(7)(13)(15)(17)	First Lien Revolver	S + 5.25%	9.54%	6/26/2029	390	127	125	0.01
Tank Holding Corp.	(8)(16)	First Lien Term Loan	S + 5.75%	10.17%	3/31/2028	247	239	234	0.02
Trident TPI Holdings, Inc.	(5)(15)(17)	First Lien Term Loan	S + 3.75%	7.94%	9/15/2028	3,641	3,643	3,525	0.24
Verde Purchaser, LLC	(5)(15)(18)	First Lien Term Loan	S + 4.00%	8.29%	11/30/2030	4,000	4,012	3,984	0.27
							66,571	66,198	4.53

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Distributors
Aurora Parts & Accessories LLC	(8)(19)	First Lien Term Loan	S + 5.50%	9.94%	1/13/2029	$247	$247	$247	0.02%
BC Group Holdings, Inc.	(8)(19)	First Lien Term Loan	S + 5.00%	9.29%	12/21/2026	238	238	237	0.02
BC Group Holdings, Inc.	(8)(13)(19)	First Lien Term Loan	S + 5.00%	9.29%	12/21/2026	2,418	2,414	2,400	0.16
BC Group Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	12/21/2026	8,029	1,562	1,514	0.10
Blackbird Purchaser, Inc.	(8)(17)	First Lien Term Loan	S + 5.50%	9.79%	12/19/2030	4,644	4,605	4,644	0.32
Blackbird Purchaser, Inc.	(7)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.50%	9.79%	12/19/2030	924	506	514	0.04
Blackbird Purchaser, Inc.	(7)(15)(17)	First Lien Revolver	S + 5.50%	9.79%	12/19/2029	619	212	217	0.01
Blackhawk Industrial Distribution, Inc.	(8)(15)(19)	First Lien Term Loan	S + 5.25%	9.69%	9/17/2026	7,059	7,059	7,011	0.48
Blackhawk Industrial Distribution, Inc.	(13)(15)(19)	First Lien Term Loan	S + 5.25%	9.69%	9/17/2026	2,873	2,864	2,853	0.20
Blackhawk Industrial Distribution, Inc.	(8)(13)(19)	First Lien Term Loan	S + 5.25%	9.69%	9/17/2026	236	236	234	0.02
Blackhawk Industrial Distribution, Inc.	(7)(15)(16)	First Lien Revolver	S + 5.25%	9.69%	9/17/2026	3,503	1,474	1,464	0.10
BradyPlus Holdings, LLC	(8)(13)(19)	First Lien Term Loan	S + 5.00%	9.29%	10/31/2029	247	245	247	0.02
Dealer Tire Financial, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.00%	7.32%	7/2/2031	4,536	4,530	4,519	0.31
Johnstone Supply, LLC	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.82%	6/9/2031	4,928	4,930	4,894	0.33
Motion & Control Enterprises LLC	(8)(13)(17)	First Lien Term Loan	S + 6.00%	10.29%	6/1/2028	3,231	3,213	3,183	0.22
Motion & Control Enterprises LLC	(7)(8)(15)(17)	First Lien Delayed Draw Term Loan	S + 6.00%	10.29%	6/1/2028	2,069	608	586	0.04
Vessco Midco Holdings, LLC	(8)(13)(18)	First Lien Term Loan	S + 4.75%	9.07%	7/24/2031	24,519	24,406	24,397	1.67
Vessco Midco Holdings, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.25%	9.44%	7/24/2031	8,173	2,124	2,111	0.14
Vessco Midco Holdings, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.25%	8.57%	7/24/2031	2,724	(12)	(14)	—
							61,461	61,258	4.20
Diversified Consumer Services
AAH Topco., LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	3/31/2031	5,941	(15)	(30)	—
American Residential Services, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 3.25%	7.54%	1/31/2030	1,739	546	542	0.04
Apex Service Partners, LLC	(8)(16)	First Lien Term Loan	S + 5.00%	11.59% (Incl. 2.00% PIK)	10/24/2030	4,780	4,720	4,758	0.33
Apex Service Partners, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	10/24/2030	15,115	9,968	9,982	0.68
Apex Service Partners, LLC	(3)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	10/24/2030	—	—	—	—
Apex Service Partners, LLC	(7)(15)(19)	First Lien Revolver	S + 5.00%	9.32%	10/24/2029	378	320	318	0.02
AVE Holdings III, Corp.	(8)(15)(19)	First Lien Term Loan	S + 5.25%	9.69%	2/25/2028	247	245	243	0.02
Ascend Learning, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.00%	7.32%	12/11/2028	2,000	1,973	1,979	0.14
AVG Intermediate Holdings LLC	(8)(17)	First Lien Term Loan	S + 6.00%	10.39%	3/16/2027	827	827	811	0.06
AVG Intermediate Holdings LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 6.00%	10.39%	3/16/2027	3,048	3,048	2,987	0.20
AVG Intermediate Holdings LLC	(7)(15)(17)	First Lien Revolver	S + 6.00%	10.39%	3/16/2027	166	—	(3)	—
COP Hometown Acquisitions, Inc.	(8)(16)	First Lien Term Loan	S + 5.25%	9.57%	7/16/2027	4,949	4,873	4,925	0.34
COP Hometown Acquisistions, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.25%	9.57%	7/16/2027	1,283	1,277	1,277	0.09
CVP Holdco, Inc.	(13)(15)(19)	First Lien Term Loan	S + 4.75%	9.07%	6/30/2031	22,159	22,119	22,108	1.51
CVP Holdco, Inc.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	6/28/2031	5,883	144	137	0.01
CVP Holdco, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	9.32%	6/28/2030	2,353	(6)	(5)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services (continued)
EOS Fitness Opco Holdings, LLC	(8)(17)	First Lien Term Loan	S + 5.25%	9.54%	1/5/2028	$1,806	$1,784	$1,801	0.12%
EOS Fitness Opco Holdings, LLC	(8)(13)(17)	First Lien Term Loan	S + 5.25%	9.54%	1/5/2028	149	147	148	0.01
EOS Fitness Opco Holdings, LLC	(8)(13)(19)	First Lien Term Loan	S + 5.25%	9.54%	1/5/2028	769	769	767	0.05
EOS Fitness Opco Holdings, LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	1/5/2028	1,815	220	227	0.02
EOS Fitness Opco Holdings, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	1/5/2028	169	167	169	0.01
EOS Fitness Opco Holdings, LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.51%	1/5/2028	2,042	2,042	2,037	0.14
Essential Services Holding Corporation	(13)(15)(19)	First Lien Term Loan	S + 5.00%	9.29%	6/17/2031	10,617	10,596	10,593	0.72
Essential Services Holding Corporation	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	6/17/2031	2,082	(2)	(5)	—
Essential Services Holding Corporation	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	9.29%	6/17/2030	1,301	205	205	0.01
Flint Opco, LLC	(8)(17)	First Lien Term Loan	S + 4.75%	9.04%	8/15/2030	247	245	247	0.02
Flint Opco, LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	8/15/2030	4,062	1,638	1,651	0.11
FSHS I, LLC	(8)(17)	First Lien Term Loan	S + 5.50%	9.82%	11/18/2028	3,976	3,976	3,936	0.27
GS Seer Group Borrower LLC	(8)(16)	First Lien Term Loan	S + 6.75%	11.04%	4/29/2030	4,937	4,853	4,789	0.33
GSV Holding, LLC	(13)(15)(17)	First Lien Term Loan	S + 2.63%	10.06% (Incl. 3.13% PIK)	10/18/2030	37,117	36,950	36,931	2.53
GSV Holding, LLC	(7)(13)(15)(19)	First Lien Revolver	S + 4.25%	8.54%	10/18/2030	1,651	(8)	(8)	—
Health Buyer LLC	(8)(16)	First Lien Term Loan	S + 5.50%	9.79%	4/29/2029	2,985	2,961	2,955	0.20
Health Buyer LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.79%	4/27/2029	12,559	2,464	2,451	0.17
Home Service TopCo IV, Inc.	(8)(17)	First Lien Term Loan	S + 4.50%	8.89%	12/31/2027	4,937	4,937	4,913	0.34
Innovetive Petcare, LLC	(8)(17)	First Lien Term Loan	S + 5.00%	9.44%	6/30/2028	193	188	191	0.01
Innovetive Petcare, LLC	(15)(19)	First Lien Delayed Draw Term Loan	S + 5.00%	9.44%	6/30/2028	46	45	46	—
Innovetive Petcare, LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.00%	9.44%	6/30/2028	18,817	13,144	12,947	0.89
Learning Care Group (US) No. 2 Inc.	(5)(15)(19)	First Lien Term Loan	S + 4.00%	8.29%	8/11/2028	2,992	2,993	2,975	0.20
PPV Intermediate Holdings, LLC	(8)(17)	First Lien Term Loan	S + 5.75%	10.04%	8/31/2029	242	240	242	0.02
PPV Intermediate Holdings, LLC	(3)(8)(19)	First Lien Delayed Draw Term Loan	N/A	13.75% PIK	8/31/2030	—	—	—	—
PPV Intermediate Holdings, LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	8/31/2029	15,038	5,870	5,929	0.41
Seahawk Bidco, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	9.04%	12/19/2031	13,576	13,531	13,542	0.93
Seahawk Bidco, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	12/19/2031	4,242	732	732	0.05
Seahawk Bidco, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	9.04%	12/19/2030	1,273	(5)	(3)	—
Southern Veterinary Partners, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.25%	7.57%	12/4/2031	4,000	3,983	3,994	0.27
Taymax Group Acquisition, LLC	(8)(19)	First Lien Term Loan	S + 6.00%	10.42%	7/31/2026	1,481	1,481	1,481	0.10
US Fitness Holdings, LLC	(13)(15)(19)	First Lien Term Loan	S + 5.50%	9.79%	9/4/2031	27,500	27,372	27,363	1.87
US Fitness Holdings, LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.50%	9.79%	9/4/2031	6,892	(29)	(34)	—
US Fitness Holdings, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 5.50%	9.82%	9/4/2030	2,651	(13)	(13)	—
Vertex Service Partners, LLC	(8)(19)	First Lien Term Loan	S + 6.00%	10.29%	11/8/2030	247	244	248	0.02
Vertex Service Partners, LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	11/8/2030	1,501	291	287	0.02
VPP Intermediate Holdings, LLC	(8)(19)	First Lien Term Loan	S + 5.75%	10.17%	12/1/2027	1,813	1,814	1,809	0.12
VPP Intermediate Holdings, LLC	(15)(19)	First Lien Delayed Draw Term Loan	S + 5.75%	10.17%	12/1/2027	2,212	2,203	2,207	0.15
VPP Intermediate Holdings, LLC	(8)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.75%	10.17%	12/1/2027	2,186	2,186	2,180	0.15
VPP Intermediate Holdings, LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.25%	9.67%	12/1/2027	12,957	1,623	1,588	0.11
VPP Intermediate Holdings, LLC	(7)(15)(16)	First Lien Revolver	S + 5.25%	9.57%	12/1/2027	223	—	(1)	—
							201,876	201,546	13.81

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Telecommunication Services
Guardian US Holdco LLC	(5)(15)(16)	First Lien Term Loan	S + 3.50%	7.79%	1/31/2030	$4,952	$4,960	$4,886	0.33%
Virgin Media Bristol LLC	(5)(6)(16)	First Lien Term Loan	S + 3.18%	7.47%	3/31/2031	2,877	2,845	2,774	0.19
Zacapa S.a r.l.	(5)(6)(15)(18)	First Lien Term Loan	S + 3.75%	8.04%	3/22/2029	4,875	4,884	4,876	0.33
							12,689	12,536	0.85
Electrical Equipment
Infinite Bidco LLC	(8)(19)	First Lien Term Loan	S + 6.25%	10.54%	3/2/2028	247	244	247	0.02
Power Grid Holdings, Inc.	(13)(15)(19)	First Lien Term Loan	S + 4.75%	9.04%	12/2/2030	6,185	6,136	6,185	0.42
Power Grid Holdings, Inc.	(13)(15)(16)	First Lien Term Loan	S + 4.75%	9.03% (Incl. 1.00% PIK)	12/2/2030	4,589	4,589	4,589	0.31
TPC Engineering Holdings, Inc.	(8)(15)(19)	First Lien Term Loan	S + 5.50%	9.92%	2/16/2027	1,599	1,598	1,583	0.11
TPC Engineering Holdings, Inc.	(8)(19)	First Lien Delayed Draw Term Loan	S + 5.50%	9.92%	2/16/2027	64	64	64	—
TPC Engineering Holdings, Inc.	(7)(15)(16)	First Lien Revolver	S + 5.50%	9.92%	2/16/2027	1,565	1,243	1,228	0.08
							13,874	13,896	0.94
Electronic Equipment, Instruments and Components
AdvancedPCB Intermediate Holdings, Inc.(f/k/a AEP Passion Intermediate Holdings, Inc.)	(13)(15)(19)	First Lien Term Loan	S + 4.60%	9.04%	10/5/2027	249	249	235	0.02
Dwyer Instruments, LLC	(8)(17)	First Lien Term Loan	S + 4.75%	9.04%	7/20/2029	231	229	230	0.02
Dwyer Instruments, LLC	(13)(15)(19)	First Lien Term Loan	S + 4.75%	9.04%	7/23/2029	21,723	21,528	21,615	1.48
Dwyer Instruments, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	7/20/2029	16	16	16	—
Dwyer Instruments, LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	7/23/2029	2,828	(13)	(14)	—
Dwyer Instruments, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 4.75%	9.04%	7/23/2029	3,394	164	179	0.01
Excelitas Technologies Corp.	(8)(17)	First Lien Term Loan	S + 5.25%	9.57%	8/12/2029	193	191	193	0.01
Excelitas Technologies Corp.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.25%	9.57%	8/12/2029	5,044	(10)	—	—
Phoenix 1 Buyer Corp.	(8)(19)	First Lien Term Loan	S + 4.75%	9.04%	11/20/2030	248	245	248	0.02
Wildcat Topco, Inc.	(8)(13)(19)	First Lien Term Loan	S + 5.00%	9.29%	11/17/2031	18,115	18,037	18,070	1.24
Wildcat Topco, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	11/17/2031	3,243	—	(8)	—
Wildcat Topco, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 4.00%	8.29%	11/17/2031	3,243	(46)	(8)	—
							40,590	40,756	2.80
Energy Equipment and Services
CRCI Longhorn Holdings, Inc.	(13)(15)(19)	First Lien Term Loan	S + 5.00%	9.32%	8/27/2031	18,132	18,054	18,041	1.23
CRCI Longhorn Holdings, Inc.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	8/27/2031	4,544	(10)	(23)	—
CRCI Longhorn Holdings, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 5.00%	9.32%	8/27/2031	3,030	1,561	1,560	0.11
DMC Holdco, LLC	(8)(19)	First Lien Term Loan	S + 4.75%	9.07%	7/13/2029	247	245	243	0.02
Integrated Power Services Holdings, Inc.	(13)(15)(16)	First Lien Term Loan	S + 4.50%	8.93%	11/22/2028	23,156	23,092	23,112	1.58
Integrated Power Services Holdings, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.82%	11/22/2028	10,186	(23)	(21)	—
Integrated Power Services Holdings, Inc.	(7)(15)(16)	First Lien Revolver	P + 3.50%	11.00%	11/22/2027	544	24	30	—
Phillips & Temro Industries Inc.	(8)(16)	First Lien Term Loan	S + 5.00%	9.44%	3/12/2027	238	238	238	0.02
							43,181	43,180	2.96

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Financial Services
Aretec Group, Inc.	(5)(15)(17)	First Lien Term Loan	S + 3.50%	7.82%	8/9/2030	$4,988	$4,988	$4,953	0.34%
Ascensus Group Holdings, Inc.	(5)(15)(18)	First Lien Term Loan	S + 3.00%	7.32%	8/2/2028	3,840	3,848	3,822	0.26
Cerity Partners Equity Holding LLC	(8)(17)	First Lien Term Loan	S + 5.25%	9.54%	7/28/2029	5,628	5,608	5,628	0.39
Cerity Partners Equity Holding LLC	(7)(8)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	7/30/2029	27,257	19,490	19,545	1.34
Cerity Partners Equity Holding LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.25%	9.57%	7/28/2029	5,000	(24)	—	—
Cerity Partners Equity Holding LLC	(7)(15)(17)	First Lien Revolver	S + 5.25%	9.54%	7/28/2028	3,266	1,880	1,888	0.13
CFGI Holdings, LLC	(8)(17)	First Lien Term Loan	S + 4.50%	8.82%	11/2/2027	4,742	4,684	4,709	0.32
CFGI Holdings, LLC	(7)(15)(17)	First Lien Revolver	S + 4.50%	8.82%	11/2/2027	191	(2)	(1)	—
Cherry Bekaert Advisory LLC	(8)(19)	First Lien Term Loan	S + 5.25%	9.57%	6/30/2028	1,940	1,895	1,940	0.13
Cherry Bekaert Advisory LLC	(8)(19)	First Lien Delayed Draw Term Loan	S + 5.25%	9.57%	6/30/2028	799	781	799	0.05
Cherry Bekaert Advisory LLC	(7)(15)(16)	First Lien Revolver	S + 5.50%	9.82%	6/30/2028	226	(5)	—	—
Citrin Cooperman Advisors, LLC	(8)(17)	First Lien Term Loan	S + 5.00%	9.19%	10/1/2027	828	828	828	0.06
Citrin Cooperman Advisors, LLC	(8)(19)	First Lien Delayed Draw Term Loan	S + 5.00%	9.19%	10/1/2027	2,132	2,132	2,132	0.15
Contractual Buyer, LLC	(8)(19)	First Lien Term Loan	S + 6.00%	10.28% (Incl. 6.75% PIK)	10/10/2030	248	243	248	0.02
Focus Financial Partners, LLC	(5)(15)(17)	First Lien Term Loan	S + 2.75%	7.07%	9/15/2031	4,994	4,984	4,951	0.34
Foreside Financial Group, LLC	(8)(16)	First Lien Term Loan	S + 5.25%	9.69%	9/30/2027	5,714	5,648	5,714	0.39
Foreside Financial Group, LLC	(7)(15)(16)	First Lien Revolver	S + 5.25%	9.69%	9/30/2027	712	177	185	0.01
GTCR Everest Borrower, LLC	(5)(19)	First Lien Term Loan	S + 2.75%	7.04%	9/5/2031	4,988	4,978	4,959	0.34
Heights Buyer, LLC	(8)(19)	First Lien Term Loan	S + 5.75%	10.14%	8/25/2028	3,789	3,789	3,789	0.26
Heights Buyer, LLC	(7)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.75%	10.14%	8/25/2028	620	—	—	—
Heights Buyer, LLC	(7)(15)(16)	First Lien Revolver	S + 5.75%	10.14%	8/25/2028	543	101	101	0.01
Kriv Acquisition Inc.	(8)(16)	First Lien Term Loan	S + 5.75%	10.04%	7/6/2029	2,254	2,241	2,254	0.15
Kriv Acquisition Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 6.50%	10.82%	7/6/2029	8,343	(19)	—	—
Kriv Acquisition Inc.	(15)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	9.94%	7/6/2029	338	334	338	0.02
Kriv Acquisition Inc.	(7)(15)(19)	First Lien Revolver	S + 5.25%	9.54%	7/6/2029	377	(2)	—	—
Minotaur Acquisition, Inc.	(8)(13)(17)	First Lien Term Loan	S + 5.00%	9.32%	6/3/2030	24,302	24,091	24,081	1.65
Minotaur Acquisition, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	6/3/2030	8,101	3,976	3,957	0.27
Minotaur Acquisition, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	9.32%	6/3/2030	2,442	(24)	(22)	—
Neon Maple Purchaser Inc.	(5)(6)(15)(16)	First Lien Term Loan	S + 3.00%	7.32%	11/15/2031	5,000	4,990	4,974	0.34
Pathstone Family Office LLC	(8)(15)(17)	First Lien Term Loan	S + 5.00%	9.42%	5/15/2029	3,122	3,092	3,098	0.21
Pathstone Family Office LLC	(8)(13)(17)	First Lien Term Loan	S + 5.00%	9.42%	5/15/2029	23,486	23,383	23,310	1.59
Pathstone Family Office LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.00%	9.42%	5/15/2029	5,318	259	243	0.02
Pathstone Family Office LLC	(7)(15)(19)	First Lien Revolver	S + 5.00%	9.42%	5/15/2028	2,502	(13)	(19)	—
The Chartis Group, LLC	(8)(13)(18)	First Lien Term Loan	S + 4.50%	8.79%	9/17/2031	12,628	12,576	12,565	0.86
The Chartis Group, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.79%	9/17/2031	3,875	(9)	(19)	—
The Chartis Group, LLC	(7)(13)(15)(19)	First Lien Revolver	S + 4.50%	8.79%	9/17/2031	1,938	(9)	(10)	—
Wealth Enhancement Group, LLC	(7)(8)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	10/2/2028	31,898	2,762	2,866	0.20
Wealth Enhancement Group, LLC	(7)(15)(17)	First Lien Revolver	S + 5.00%	9.29%	10/2/2028	1,073	(2)	—	—
							143,649	143,806	9.85

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Food Products
Fiesta Purchaser, Inc.	(5)(15)(16)	First Lien Term Loan	S + 3.25%	7.57%	2/12/2031	$3,236	$3,247	$3,217	0.22%
Primary Products Finance LLC	(5)(15)(17)	First Lien Term Loan	S + 3.25%	7.54%	4/1/2029	4,032	4,045	4,012	0.27
RB Holdings Interco, LLC	(8)(17)	First Lien Term Loan	S + 5.00%	9.44%	5/4/2028	247	245	247	0.02
Sigma Holdco B.V.	(5)(6)(15)(16)	First Lien Term Loan	S + 3.75%	8.17%	1/3/2028	4,990	4,970	4,971	0.34
Sugar PPC Buyer LLC	(8)(19)	First Lien Term Loan	S + 5.25%	9.44%	10/2/2030	248	244	247	0.02
Sugar PPC Buyer LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.25%	9.57%	10/2/2030	6,800	(15)	—	—
WPP Bullet Buyer, LLC	(8)(16)	First Lien Term Loan	S + 5.25%	9.54%	12/7/2030	7,418	10,209	10,221	0.70
							22,945	22,915	1.57
Ground Transportation
AMS Parent, LLC	(8)(17)	First Lien Term Loan	S + 5.00%	9.43%	10/25/2028	247	243	239	0.02
							243	239	0.02
Health Care Technology
Acentra Holdings, LLC	(8)(19)	First Lien Term Loan	S + 5.50%	9.79%	12/17/2029	1,882	1,882	1,882	0.13
Acentra Holdings, LLC	(7)(15)(16)	First Lien Revolver	S + 5.50%	9.79%	12/17/2029	94	25	25	—
ATHENAHEALTH GROUP INC.	(5)(15)(17)	First Lien Term Loan	S + 3.00%	7.32%	2/15/2029	4,841	4,816	4,793	0.33
Caerus US 1 Inc.	(6)(8)(17)	First Lien Term Loan	S + 5.00%	9.29%	5/25/2029	2,586	2,586	2,586	0.18
Cotiviti, Inc.	(5)(15)(16)	First Lien Term Loan	S + 2.75%	7.07%	5/1/2031	2,719	2,724	2,664	0.18
Cotiviti, Inc.	(5)(15)(19)	First Lien Term Loan	S + 2.75%	7.07%	3/28/2032	2,210	2,188	2,163	0.15
DeLorean Purchaser, Inc.	(13)(15)(19)	First Lien Term Loan	S + 4.75%	9.04%	12/16/2031	30,494	30,281	30,265	2.07
DeLorean Purchaser, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	9.04%	12/16/2031	4,574	(34)	(34)	—
F&M Buyer LLC	(13)(15)(16)	First Lien Term Loan	S + 4.75%	9.04%	3/18/2032	11,940	11,881	11,881	0.81
F&M Buyer LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	3/18/2032	3,980	(10)	(20)	—
F&M Buyer LLC	(7)(13)(15)(19)	First Lien Revolver	S + 4.75%	9.04%	3/18/2032	1,741	(9)	(9)	—
Gainwell Acquisition Corp.	(5)(19)	First Lien Term Loan	S + 4.00%	8.39%	10/1/2027	1,979	1,909	1,862	0.13
Goldeneye Parent, LLC	(13)(15)(16)	First Lien Term Loan	S + 5.00%	9.29%	3/31/2032	32,130	32,049	32,049	2.19
Goldeneye Parent, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	9.29%	3/31/2032	4,652	(12)	(12)	—
HT Intermediary III, Inc.	(13)(15)(16)	First Lien Term Loan	S + 4.75%	9.07%	11/12/2030	14,663	14,600	14,517	0.99
HT Intermediary III, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.75%	9.07%	11/12/2030	1,336	127	120	0.01
HT Intermediary III, Inc.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	11/12/2030	3,564	(8)	(36)	—
IMO Investor Holdings, Inc.	(13)(15)(16)	First Lien Term Loan	S + 5.00%	9.19%	5/11/2029	12,311	12,309	12,311	0.84
IMO Investor Holdings, Inc.	(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.19%	5/11/2029	1,573	1,573	1,573	0.11
IMO Investor Holdings, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	9.19%	5/11/2028	1,479	—	—	—
Net Health Acquisition Corp.	(13)(15)(19)	First Lien Term Loan	S + 4.75%	9.07%	7/5/2031	30,529	30,397	30,529	2.09
Net Health Acquisition Corp.	(7)(13)(15)(16)	First Lien Revolver	S + 4.75%	9.07%	7/3/2031	3,924	375	392	0.03
PointClickCare Technologies Inc.	(5)(6)(15)(19)	First Lien Term Loan	S + 3.25%	7.54%	11/3/2031	3,379	3,372	3,374	0.23
Unlimited Technology Holdings, LLC	(13)(15)(19)	First Lien Term Loan	S + 4.75%	9.04%	3/12/2032	16,799	16,757	16,757	1.15
Unlimited Technology Holdings, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 4.75%	9.04%	3/12/2032	2,240	(6)	(6)	—
							169,772	169,626	11.62

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Equipment and Supplies
Agiliti Health, Inc.	(5)(15)(17)	First Lien Term Loan	S + 3.00%	7.29%	5/1/2030	$3,960	$3,945	$3,758	0.26%
Alcor Scientific LLC	(8)(16)	First Lien Term Loan	S + 4.50%	8.92%	1/31/2028	215	213	215	0.01
Aspen Medical Products, LLC	(8)(17)	First Lien Term Loan	S + 4.75%	9.07%	6/10/2028	3,907	3,905	3,897	0.27
Belmont Instrument, LLC	(8)(17)	First Lien Term Loan	S + 5.25%	9.54%	8/19/2028	2,962	2,933	2,932	0.20
Blades Buyer, Inc.	(8)(19)	First Lien Term Loan	S + 5.00%	9.39%	3/28/2028	3,073	3,073	3,065	0.21
Blades Buyer, Inc.	(8)(19)	First Lien Delayed Draw Term Loan	S + 5.00%	9.39%	3/28/2028	1,722	1,722	1,718	0.12
Blades Buyer, Inc.	(7)(15)(18)	First Lien Revolver	S + 4.75%	9.17%	3/28/2028	155	62	61	—
CDL Parent, Inc.	(8)(16)	First Lien Term Loan	S + 5.00%	9.44%	12/7/2027	248	245	246	0.02
CDL Parent, Inc.	(8)(13)(19)	First Lien Term Loan	S + 5.00%	9.29%	12/7/2027	15,133	15,038	15,019	1.03
CDL Parent, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	9.29%	12/7/2027	867	202	202	0.01
CPC/Cirtec Holdings, Inc	(8)(15)(19)	First Lien Term Loan	S + 4.75%	9.07%	1/30/2029	6,933	6,925	6,933	0.47
CPC/Cirtec Holdings, Inc	(7)(13)(15)(19)	First Lien Revolver	S + 4.75%	9.07%	10/31/2028	670	(3)	—	—
CVET Midco 2, L.P.	(5)(17)	First Lien Term Loan	S + 5.00%	9.29%	10/15/2029	3,022	3,028	2,914	0.20
							41,288	40,960	2.80
Healthcare Providers and Services
AB Centers Acquisition Corporation	(8)(13)(15)(19)	First Lien Term Loan	S + 5.00%	9.32%	7/2/2031	11,499	11,438	11,418	0.78
AB Centers Acquisition Corporation	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	7/2/2031	1,501	452	447	0.03
AB Centers Acquisition Corporation	(7)(13)(15)(19)	First Lien Revolver	S + 5.25%	9.57%	7/2/2031	751	(5)	(5)	—
ACI Group Holdings, Inc.	(8)(18)	First Lien Term Loan	S + 2.75%	10.42% (Incl. 3.25% PIK)	8/2/2028	3,449	3,449	3,350	0.23
ACI Group Holdings, Inc.	(8)(15)(19)	First Lien Delayed Draw Term Loan	S + 3.25%	10.42% (Incl. 3.25% PIK)	8/2/2028	1,253	1,247	1,217	0.08
ACI Group Holdings, Inc.	(7)(15)(16)	First Lien Revolver	S + 5.50%	9.92%	8/2/2027	298	36	30	—
Arrow Management Acquisition, LLC	(8)(17)	First Lien Term Loan	S + 4.75%	9.04%	10/14/2027	458	451	453	0.03
Arrow Management Acquisition, LLC	(7)(8)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	10/14/2027	2,517	2,472	2,488	0.17
Azalea TopCo, Inc.	(5)(15)(17)	First Lien Term Loan	S + 3.25%	7.57%	4/30/2031	4,529	4,510	4,509	0.31
Cardiology Management Holdings, LLC	(8)(17)	First Lien Term Loan	S + 6.25%	10.54%	1/31/2029	103	103	103	0.01
Cardiology Management Holdings, LLC	(7)(8)(15)(19)	First Lien Delayed Draw Term Loan	S + 6.25%	10.54%	1/31/2029	144	75	75	0.01
Charlotte Buyer, Inc.	(5)(15)(18)	First Lien Term Loan	S + 4.25%	8.57%	2/11/2028	4,427	4,438	4,407	0.30
Community Medical Acquisition Corp.	(8)(16)	First Lien Term Loan	S + 4.75%	9.19%	12/15/2028	247	239	247	0.02
DCA Investment Holding LLC	(8)(19)	First Lien Term Loan	S + 6.41%	10.69%	4/3/2028	2,635	2,559	2,589	0.18
DCA Investment Holding LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 6.41%	10.69%	4/3/2028	325	316	319	0.01
DOCS, MSO, LLC	(8)(16)	First Lien Term Loan	S + 5.75%	10.17%	6/1/2028	247	241	245	0.02
ENT MSO, LLC	(8)(17)	First Lien Term Loan	S + 6.50%	10.89%	12/31/2025	136	136	136	0.01
ENT MSO, LLC	(8)(15)(19)	First Lien Delayed Draw Term Loan	S + 7.00%	11.39%	12/31/2025	84	84	84	0.01
ENT MSO, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 6.50%	10.89%	12/31/2025	27	27	27	—
Golden State Buyer, Inc.	(8)(19)	First Lien Term Loan	S + 4.75%	9.17%	6/22/2026	242	241	242	0.02
ImageFirst Holdings, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 3.25%	7.57%	3/12/2030	5,000	—	7	—
IvyRehab Intermediate II, LLC	(8)(18)	First Lien Term Loan	S + 5.00%	9.39%	4/23/2029	200	198	200	0.01
IvyRehab Intermediate II, LLC	(8)(19)	First Lien Delayed Draw Term Loan	S + 5.00%	9.39%	4/21/2029	12	12	12	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Providers and Services (continued)
JKC Parent, Inc.	(13)(15)(19)	First Lien Term Loan	S + 5.00%	9.29%	2/13/2032	$5,293	$5,270	$5,267	0.36%
JKC Parent, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	2/13/2032	1,832	(4)	(9)	—
JKC Parent, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	9.29%	2/13/2032	1,221	(6)	(6)	—
NJEye LLC	(8)(19)	First Lien Term Loan	S + 4.75%	9.19%	6/13/2025	936	936	936	0.06
NJEye LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	9.19%	6/14/2025	693	693	693	0.05
NJEye LLC	(7)(15)(17)	First Lien Revolver	S + 5.25%	9.54%	6/14/2025	184	—	—	—
OB Hospitalist Group, Inc.	(8)(16)	First Lien Term Loan	S + 5.25%	9.67%	9/27/2027	229	228	229	0.02
OIS Management Services, LLC	(8)(18)	First Lien Term Loan	S + 4.75%	9.04%	11/16/2028	1,719	1,719	1,689	0.11
OIS Management Services, LLC	(8)(19)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	11/16/2028	1,243	1,243	1,222	0.08
ONS MSO, LLC	(8)(16)	First Lien Term Loan	S + 6.25%	10.64%	7/8/2026	247	247	247	0.02
Orsini Pharmaceutical Services, LLC	(8)(17)	First Lien Term Loan	S + 5.25%	9.67%	5/2/2029	4,644	4,598	4,644	0.32
Orsini Pharmaceutical Services, LLC	(7)(15)(19)	First Lien Revolver	S + 4.25%	8.57%	5/2/2028	297	(3)	—	—
Phantom Purchaser, Inc.	(13)(15)(19)	First Lien Term Loan	S + 5.00%	9.29%	9/19/2031	20,694	20,655	20,694	1.42
Phantom Purchaser, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 5.00%	9.29%	9/19/2031	2,654	(6)	—	—
Phynet Dermatology LLC	(8)(19)	First Lien Term Loan	S + 6.50%	10.79%	10/20/2029	247	244	246	0.02
Raven Acquisition Holdings, LLC	(5)(15)(16)	First Lien Term Loan	S + 3.25%	7.57%	11/19/2031	4,667	4,646	4,616	0.32
Raven Acquisition Holdings, LLC	(5)(7)(15)(19)	First Lien Term Loan	S + 3.25%	7.57%	11/19/2031	333	(2)	(4)	—
RxSense Holdings LLC	(8)(19)	First Lien Term Loan	S + 5.00%	9.39%	3/13/2026	2,961	2,958	2,961	0.20
SCP Eye Care Holdco, LLC	(15)(19)	First Lien Delayed Draw Term Loan	S + 5.50%	9.92%	10/7/2029	247	246	245	0.02
Select Medical Corporation	(5)(6)(15)(16)	First Lien Term Loan	S + 2.00%	6.32%	12/3/2031	199	199	199	0.01
SM Wellness Holdings, Inc.	(8)(19)	First Lien Term Loan	S + 4.50%	9.05%	4/17/2028	221	221	221	0.02
Smile Doctors LLC	(8)(17)	First Lien Term Loan	S + 5.90%	10.29%	12/23/2028	2,465	2,465	2,452	0.17
Smile Doctors LLC	(7)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.90%	10.29%	12/23/2028	222	157	157	0.01
Smile Doctors LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.90%	10.29%	12/23/2028	277	278	276	0.02
Soleo Holdings, Inc.	(13)(15)(19)	First Lien Term Loan	S + 4.75%	9.04%	2/2/2032	14,882	14,851	14,847	1.02
Soleo Holdings, Inc.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	2/2/2032	2,111	(2)	(8)	—
Soleo Holdings, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 4.75%	9.04%	2/2/2032	2,111	(5)	(5)	—
Specialized Dental Holdings II, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	11/1/2027	8,995	3,116	3,160	0.22
SpecialtyCare, Inc.	(8)(16)	First Lien Term Loan	S + 5.75%	10.04%	6/18/2028	2,949	2,736	2,920	0.20
SpecialtyCare, Inc.	(8)(19)	First Lien Delayed Draw Term Loan	S + 5.75%	10.30%	6/19/2028	20	19	20	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Providers and Services (continued)
STCH Acquisition Inc.	(8)(19)	First Lien Term Loan	S + 5.25%	9.54%	10/30/2026	$2,441	$2,441	$2,435	0.16%
STCH Acquisition Inc.	(8)(13)(17)	First Lien Term Loan	S + 5.25%	9.64%	10/30/2026	15,178	15,159	15,140	1.04
STCH Acquisition Inc.	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	10/30/2026	272	272	272	0.02
STCH Acquisition Inc.	(7)(15)(17)	First Lien Revolver	S + 6.25%	10.54%	10/30/2026	1,547	(5)	(4)	—
Summit Behavioral Healthcare, LLC	(5)(16)	First Lien Term Loan	S + 4.25%	8.54%	11/24/2028	3,026	3,026	2,527	0.17
TST Intermediate Holdings, LLC	(8)(13)(19)	First Lien Term Loan	S + 5.50%	9.89%	12/31/2028	123	122	123	0.01
Turningpoint Healthcare Solutions, LLC	(8)(19)	First Lien Term Loan	S + 4.75%	9.17%	7/14/2027	1,721	1,721	1,721	0.12
Turningpoint Healthcare Solutions, LLC	(7)(15)(17)	First Lien Revolver	S + 4.75%	9.07%	7/14/2027	257	—	—	—
U.S. Endodontics Partners Holdings, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	11/1/2027	2,970	2,933	2,970	0.20
United Digestive MSO Parent, LLC	(8)(19)	First Lien Term Loan	S + 5.75%	10.04%	3/30/2029	247	247	247	0.02
Urology Management Holdings, Inc.	(8)(16)	First Lien Term Loan	S + 5.50%	9.94%	6/15/2027	142	140	141	0.01
Urology Management Holdings, Inc.	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.79%	6/15/2027	104	103	104	0.01
USHV Management, LLC	(8)(18)	First Lien Term Loan	S + 6.50%	10.89%	12/23/2027	1,971	1,961	1,941	0.12
USHV Management, LLC	(8)(19)	First Lien Delayed Draw Term Loan	S + 6.38%	10.76%	12/23/2027	975	970	960	0.07
Vital Care Buyer, LLC	(13)(15)(16)	First Lien Term Loan	S + 4.50%	8.79%	7/30/2031	21,190	21,093	21,090	1.44
Vital Care Buyer, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	9.04%	7/30/2031	2,789	(13)	(13)	—
WCG Intermediate Corp.	(5)(15)(17)	First Lien Term Loan	S + 3.00%	7.32%	2/25/2032	2,044	2,034	2,028	0.14
							152,620	152,191	10.43
Hotels, Restaurants and Leisure
Dave & Buster's, Inc.	(5)(6)(15)(16)	First Lien Term Loan	S + 3.25%	7.54%	6/29/2029	3,858	3,869	3,465	0.24
Movati Athletic (Group) Inc.	(6)(8)(13)(17)	First Lien Term Loan	C + 4.75%	7.82%	5/29/2030	CAD 28,658	20,612	19,770	1.35
Movati Athletic (Group) Inc.	(6)(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	C + 5.25%	8.00%	5/29/2030	CAD 3,500	(33)	(18)	—
Movati Athletic (Group) Inc.	(6)(7)(13)(15)(19)	First Lien Revolver	C + 5.25%	8.00%	5/29/2030	CAD 2,625	(29)	(14)	—
Southpaw AP Buyer, LLC	(13)(15)(17)	First Lien Term Loan	S + 5.25%	9.69%	3/2/2028	23,142	23,002	23,142	1.58
Southpaw AP Buyer, LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.25%	9.69%	3/2/2028	4,208	3,228	3,246	0.22
Southpaw AP Buyer, LLC	(7)(15)(17)	First Lien Revolver	S + 5.25%	9.57%	3/2/2028	2,178	(17)	—	—
							50,632	49,591	3.39
Household Products
TPC US Parent, LLC	(8)(19)	First Lien Term Loan	S + 5.75%	10.19%	11/24/2025	179	179	179	0.01
TPC US Parent, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	10.19%	11/24/2025	68	68	68	—
							247	247	0.01
Industrial Conglomerates
FCG Acquisitions, Inc.	(5)(15)(18)	First Lien Term Loan	S + 3.25%	7.54%	3/31/2028	6,943	6,940	6,902	0.47
Harvey Tool Company, LLC	(8)(17)	First Lien Term Loan	S + 5.25%	9.57%	10/26/2027	3,616	3,510	3,608	0.25
Harvey Tool Company, LLC	(8)(13)(16)	First Lien Term Loan	S + 5.25%	9.57%	10/26/2027	16,578	16,517	16,545	1.13
Harvey Tool Company, LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.50%	9.82%	10/26/2027	7,472	905	929	0.06
Harvey Tool Company, LLC	(7)(15)(19)	First Lien Revolver	S + 5.50%	9.82%	10/26/2027	2,372	(21)	(5)	—
Indicor, LLC	(5)(15)(16)	First Lien Term Loan	S + 2.75%	7.04%	11/22/2029	3,990	4,004	3,975	0.27
Madison Safety & Flow LLC	(5)(15)(17)	First Lien Term Loan	S + 2.75%	7.07%	9/26/2031	4,735	4,737	4,732	0.32
							36,592	36,686	2.50

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Independent Power and Renewable Electricity Producers
Alpha Generation, LLC	(5)(15)(19)	First Lien Term Loan	S + 2.75%	7.07%	9/30/2031	$1,995	$1,995	$1,998	0.14%
							1,995	1,998	0.14
Insurance
Accession Risk Management, Inc.	(8)(15)(17)	First Lien Term Loan	S + 4.75%	9.04%	11/1/2029	2,502	2,501	2,502	0.16
Accession Risk Management, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	11/1/2029	3,981	165	173	0.01
Accession Risk Management, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.50%	9.82%	11/1/2029	694	(2)	—	—
Acrisure, LLC	(5)(16)	First Lien Term Loan	S + 3.00%	7.32%	11/6/2030	4,162	4,165	4,143	0.28
Alera Group, Inc.	(8)(16)	First Lien Term Loan	S + 5.25%	9.57%	10/2/2028	2,306	2,288	2,306	0.16
Alera Group, Inc.	(8)(18)	First Lien Delayed Draw Term Loan	S + 5.25%	9.57%	10/2/2028	655	650	655	0.04
AMBA Buyer, Inc.	(8)(19)	First Lien Term Loan	S + 5.25%	9.64%	7/30/2027	3,593	3,570	3,571	0.24
AMBA Buyer, Inc.	(8)(19)	First Lien Delayed Draw Term Loan	S + 5.25%	9.64%	7/30/2027	1,070	1,063	1,064	0.07
AMBA Buyer, Inc.	(7)(15)(19)	First Lien Revolver	S + 5.50%	9.79%	7/30/2027	276	(2)	(2)	—
Amerilife Holdings LLC	(8)(18)	First Lien Term Loan	S + 5.00%	9.19%	8/31/2029	15,806	15,736	15,768	1.08
Amerilife Holdings LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.19%	8/31/2029	14,763	7,122	7,115	0.49
Amerlife Holdings LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	8/31/2029	3,333	(4)	(8)	—
Amerilife Holdings LLC	(7)(15)(17)	First Lien Revolver	S + 5.75%	10.07%	8/31/2028	2,261	(9)	(5)	—
Ardonagh Midco 3 Limited	(5)(15)(19)	First Lien Term Loan	S + 2.75%	7.04%	2/17/2031	5,000	4,977	4,944	0.34
AssuredPartners, Inc	(5)(15)(18)	First Lien Term Loan	S + 3.50%	7.82%	2/14/2031	4,878	4,880	4,889	0.33
Asurion, LLC	(5)(15)(17)	First Lien Term Loan	S + 3.25%	7.68%	12/23/2026	3,963	3,921	3,960	0.27
Baldwin Insurance Group Holdings, LLC, The	(5)(6)(19)	First Lien Term Loan	S + 3.00%	7.32%	5/26/2031	1,674	1,675	1,671	0.11
Beyond Risk Parent Holdings, Inc.	(15)(17)	First Lien Term Loan	S + 4.50%	8.89%	10/8/2027	82	81	82	0.01
Beyond Risk Parent Holdings, Inc.	(15)(19)	First Lien Delayed Draw Term Loan	S + 4.50%	8.89%	10/8/2027	166	165	166	0.01
Broadstreet Partners, Inc.	(5)(15)(17)	First Lien Term Loan	S + 3.00%	7.32%	6/13/2031	3,862	3,859	3,833	0.26
Foundation Risk Partners, Corp.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.00%	8.32%	10/29/2030	10,736	(27)	(53)	—
Galway Borrower LLC	(8)(19)	First Lien Term Loan	S + 4.50%	8.79%	9/29/2028	2,639	2,557	2,617	0.18
HIG Finance 2 Limited	(5)(19)	First Lien Term Loan	S + 3.00%	7.32%	2/15/2031	466	468	464	0.03
Imagine 360 LLC	(8)(13)(19)	First Lien Term Loan	S + 4.75%	9.04%	9/30/2028	20,388	20,313	20,286	1.39
Imagine 360 LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	9/30/2028	10,122	(22)	(51)	—
Imagine 360 LLC	(7)(15)(19)	First Lien Revolver	S + 4.75%	9.07%	9/30/2028	4,326	(22)	(22)	—
Integrity Marketing Acquisition, LLC	(8)(13)(19)	First Lien Term Loan	S + 5.00%	9.29%	8/25/2028	4,607	4,584	4,560	0.30
Integrity Marketing Acquisition, LLC	(7)(15)(16)	First Lien Revolver	S + 5.00%	9.32%	8/25/2028	122	(1)	(1)	—
KWOR Acquisition, Inc.	(7)(13)(15)(19)	First Lien Term Loan	S + 5.25%	9.54%	2/28/2030	462	27	27	—
KWOR Acquisition, Inc.	(13)(15)(19)	First Lien Term Loan	S + 1.00%	12.28% (Incl. 8.00% PIK)	2/28/2030	1,955	1,955	1,955	0.13
KWOR Acquisition, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 5.25%	9.54%	2/28/2030	326	—	—	—
McLarens Midco Inc.	(8)(16)	First Lien Term Loan	S + 5.75%	10.19%	12/19/2025	2,720	2,710	2,720	0.19
McLarens Midco Inc.	(8)(19)	First Lien Delayed Draw Term Loan	S + 5.75%	10.19%	12/19/2025	2,216	2,208	2,216	0.15
Oakbridge Insurance Agency, LLC	(8)(19)	First Lien Term Loan	S + 5.75%	10.07%	11/1/2029	248	245	248	0.02

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Insurance (continued)
OneDigital Borrower LLC	(5)(15)(19)	First Lien Term Loan	S + 3.00%	7.32%	7/2/2031	$3,260	$3,247	$3,243	0.22%
Pareto Health Intermediate Holdings, Inc.	(8)(19)	First Lien Term Loan	S + 5.00%	9.19%	5/31/2030	8,324	8,295	8,283	0.56
Pareto Health Intermediate Holdings, Inc.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.00%	8.19%	6/1/2030	1,668	(4)	(8)	—
Pareto Health Intermediate Holdings, Inc.	(7)(15)(19)	First Lien Revolver	S + 4.00%	8.19%	6/1/2029	163	—	(1)	—
Patriot Growth Insurance Services, LLC	(8)(16)	First Lien Term Loan	S + 5.00%	9.44%	10/16/2028	193	187	193	0.01
Patriot Growth Insurance Services, LLC	(8)(19)	First Lien Delayed Draw Term Loan	S + 5.00%	9.44%	10/16/2028	54	52	54	—
Riser Interco LLC	(8)(19)	First Lien Term Loan	S + 6.00%	10.29%	10/31/2029	2,962	2,939	2,963	0.20
Riser Interco LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	10/31/2029	31,505	26,579	26,757	1.83
Simplicity Financial Marketing Group Holdings, Inc.	(8)(13)(19)	First Lien Term Loan	S + 5.00%	9.19%	12/31/2031	27,076	26,943	26,949	1.84
Simplicity Financial Marketing Group Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.19%	12/31/2031	7,220	1,132	1,121	0.08
Simplicity Financial Marketing Group Holdings, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 5.00%	9.19%	12/31/2031	3,610	(18)	(17)	—
THG Acquisition, LLC	(8)(13)(16)	First Lien Term Loan	S + 4.75%	9.07%	10/31/2031	14,806	14,742	14,732	1.01
THG Acquisition, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07% (Incl. 1.90% PIK)	10/31/2031	3,301	51	42	—
THG Acquisition, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 4.75%	9.07%	10/31/2031	1,650	68	67	—
Unison Risk Advisors Inc.	(13)(15)(16)	First Lien Term Loan	S + 4.75%	9.07%	10/17/2031	19,263	19,183	19,166	1.31
Unison Risk Advisors Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.82%	10/17/2031	7,880	(18)	(39)	—
Unison Risk Advisors Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 3.75%	8.07%	10/17/2030	2,857	501	500	0.03
World Insurance Associates, LLC	(13)(15)(18)	First Lien Term Loan	S + 5.00%	9.29%	4/3/2030	9,866	9,866	9,842	0.67
World Insurance Associates, LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	4/3/2030	6,690	(8)	(16)	—
World Insurance Associates, LLC	(7)(13)(15)(19)	First Lien Revolver	S + 5.00%	9.29%	4/3/2030	700	(1)	(2)	—
							205,532	205,622	14.01
IT Services
AVSC Holding Corp.	(8)(13)(18)	First Lien Term Loan	S + 5.00%	9.32%	12/5/2031	27,811	27,550	27,602	1.89
AVSC Holding Corp.	(7)(13)(15)(19)	First Lien Revolver	S + 5.00%	9.32%	12/5/2029	2,959	207	214	0.01
Cardinal Parent, Inc.	(8)(19)	First Lien Term Loan	S + 4.50%	8.94%	11/12/2027	247	232	241	0.02
DT1 Midco Corp	(13)(15)(19)	First Lien Term Loan	S + 5.00%	9.32%	12/30/2031	14,336	14,272	14,265	0.98
DT1 Midco Corp	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	12/30/2031	5,014	(12)	(25)	—
DT1 Midco Corp	(7)(13)(15)(19)	First Lien Revolver	S + 5.00%	9.32%	12/30/2030	2,005	(10)	(10)	—
Marco Technologies, LLC	(8)(16)	First Lien Term Loan	S + 5.25%	9.57%	11/24/2026	250	248	250	0.02
NTI Connect, LLC	(8)(17)	First Lien Term Loan	S + 5.00%	9.44%	7/31/2027	144	143	144	0.01
NTI Connect, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.44%	7/31/2027	27	27	27	—
OEConnection LLC	(13)(15)(17)	First Lien Term Loan	S + 5.00%	9.32%	4/22/2031	25,546	25,502	25,482	1.74
OEConnection LLC	(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	4/22/2031	4,457	4,422	4,446	0.30
OEConnection LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	4/22/2031	4,526	—	(11)	—
OEConnection LLC	(7)(13)(15)(19)	First Lien Revolver	S + 4.00%	8.32%	4/22/2031	2,793	(7)	(7)	—
Ridge Trail US Bidco, Inc.	(7)(13)(15)(19)	First Lien Term Loan	S + 4.50%	8.79%	9/30/2031	6,893	(16)	(52)	—
Ridge Trail US Bidco, Inc.	(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	9/30/2031	19,939	19,802	19,789	1.35
Ridge Trail US Bidco, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.50%	8.79%	3/31/2031	2,298	595	603	0.04

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
IT Services (continued)
Safety Borrower Holdings LLC	(8)(19)	First Lien Term Loan	S + 5.25%	9.68%	9/1/2027	$247	$245	$246	0.02%
Saturn Borrower Inc	(13)(15)(17)	First Lien Term Loan	S + 6.00%	10.29%	11/10/2028	7,820	7,769	7,765	0.53
Saturn Borrower Inc	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 6.00%	10.29%	11/10/2028	2,844	(10)	(20)	—
Saturn Borrower Inc	(7)(13)(15)(17)	First Lien Revolver	S + 6.00%	10.29%	11/10/2028	1,280	(10)	(9)	—
Spirit RR Holdings, Inc.	(8)(16)	First Lien Term Loan	S + 4.75%	9.14%	9/13/2028	5,927	5,927	5,883	0.40
Spirit RR Holdings, Inc.	(7)(15)(19)	First Lien Revolver	S + 4.75%	9.04%	9/13/2028	497	—	(4)	—
Trunk Acquisition, Inc.	(8)(17)	First Lien Term Loan	S + 6.00%	10.44%	2/19/2030	231	231	231	0.02
Trunk Acquisition, Inc.	(8)(13)(19)	First Lien Term Loan	S + 6.00%	10.44%	2/19/2030	3,619	3,608	3,619	0.25
Trunk Acquisition, Inc.	(8)(16)	First Lien Delayed Draw Term Loan	S + 6.00%	10.44%	2/19/2030	16	16	16	—
Trunk Acquisition, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 6.00%	10.44%	2/19/2030	3,688	1,033	1,046	0.07
							111,764	111,731	7.65
Life Sciences Tools & Services
Emmes Blocker, Inc.	(8)(19)	First Lien Term Loan	S + 5.75%	9.94%	7/7/2028	148	148	147	0.01
Emmes Blocker, Inc.	(15)(19)	First Lien Delayed Draw Term Loan	S + 5.75%	9.94%	7/7/2028	99	99	99	0.01
KWOL Acquisition, Inc.	(8)(19)	First Lien Term Loan	S + 4.75%	8.94%	12/12/2029	248	244	247	0.02
LSCS Holdings, Inc.	(5)(15)(17)	First Lien Term Loan	S + 4.50%	8.79%	3/4/2032	1,500	1,493	1,500	0.10
Parexel International, Inc.	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.82%	11/15/2028	4,842	4,856	4,837	0.33
Sotera Health Holdings, LLC	(5)(6)(15)(19)	First Lien Term Loan	S + 3.25%	7.57%	5/30/2031	4,153	4,143	4,150	0.28
							10,983	10,980	0.75
Machinery
Arch Cutting Tools Corp.	(8)(19)	First Lien Term Loan	S + 4.75%	9.14%	4/1/2026	247	244	243	0.02
CD&R Hydra Buyer, Inc.	(5)(15)(19)	First Lien Term Loan	S + 4.00%	8.42%	3/25/2031	4,975	4,995	4,787	0.33
Clyde Industries US Holdco, Inc.	(8)(19)	First Lien Term Loan	S + 5.00%	9.44%	12/18/2026	204	204	204	0.01
Dynatect Group Holdings, Inc.	(8)(17)	First Lien Term Loan	S + 3.50%	7.79%	9/30/2026	1,740	1,740	1,740	0.12
Dynatect Group Holdings, Inc.	(7)(15)(17)	First Lien Revolver	S + 4.50%	8.79%	6/30/2026	1,236	—	—	—
Flow Control Solutions, Inc.	(8)(17)	First Lien Term Loan	S + 5.00%	9.29%	3/30/2029	180	179	180	0.01
Flow Control Solutions, Inc.	(8)(19)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	3/31/2029	67	67	67	—
Flow Control Solutions, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	3/30/2029	7,900	144	168	0.01
Flow Control Solutions, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	9.29%	3/31/2029	1,411	151	161	0.01
Madison IAQ LLC	(5)(15)(16)	First Lien Term Loan	S + 3.25%	7.57%	3/29/2032	1,801	1,783	1,787	0.12
Merlin Buyer, Inc.	(8)(17)	First Lien Term Loan	S + 4.75%	9.04%	12/14/2028	2,372	2,311	2,372	0.16
Merlin Buyer, Inc.	(7)(15)(19)	First Lien Revolver	S + 4.75%	9.04%	12/14/2026	598	(5)	(4)	—
Process Insights Acquisition, Inc.	(8)(19)	First Lien Term Loan	S + 6.25%	10.54%	7/18/2029	247	245	236	0.02
SPX Flow, Inc.	(5)(15)(17)	First Lien Term Loan	S + 3.00%	7.32%	4/5/2029	4,628	4,638	4,625	0.32
WCI-Cedar Purchaser, LLC	(8)(19)	First Lien Term Loan	S + 4.75%	9.30%	12/31/2027	247	247	245	0.02
							16,943	16,811	1.15

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Media
Arches Buyer Inc.	(5)(15)(19)	First Lien Term Loan	S + 3.25%	7.67%	12/6/2027	$2,969	$2,908	$2,911	0.20%
Creative Artists Agency, LLC	(5)(15)(19)	First Lien Term Loan	S + 2.75%	7.07%	10/1/2031	3,496	3,492	3,491	0.24
Klick, Inc.	(6)(8)(15)(17)	First Lien Term Loan	S + 4.50%	8.82%	3/31/2028	2,357	2,357	2,357	0.16
Klick, Inc.	(6)(7)(15)(16)	First Lien Revolver	S + 4.50%	8.82%	3/31/2028	813	—	—	—
MH SUB I, LLC	(5)(15)(19)	First Lien Term Loan	S + 4.25%	8.57%	5/3/2028	2,955	2,951	4,815	0.33
MH SUB I, LLC	(5)(15)(16)	First Lien Term Loan	S + 4.25%	8.57%	12/31/2031	2,000	1,969	(158)	(0.01)
Planet US Buyer LLC	(5)(15)(18)	First Lien Term Loan	S + 3.00%	7.29%	2/7/2031	3,980	3,987	3,975	0.27
Real Chemistry Intermediate 111, Inc.	(8)(13)(19)	First Lien Term Loan	S + 4.75%	8.94%	6/12/2028	3,638	3,631	3,638	0.25
Red Ventures, LLC (New Imagitas, Inc.)	(5)(17)	First Lien Term Loan	S + 2.75%	7.07%	3/3/2030	1,926	1,928	1,894	0.13
Renaissance Holding Corp	(5)(15)(19)	First Lien Term Loan	S + 4.00%	8.32%	4/5/2030	4,975	4,965	4,891	0.33
W2O Holdings, Inc.	(8)(16)	First Lien Term Loan	S + 4.75%	8.94%	6/12/2028	4,935	4,923	4,935	0.34
W2O Holdings, INC.	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	6/12/2028	17,817	17,698	17,817	1.22
							50,809	50,566	3.46
Oil, Gas and Consumable Fuels
Brazos Delaware II, LLC	(5)(19)	First Lien Term Loan	S + 3.00%	7.32%	2/11/2030	1,985	1,988	1,989	0.14
EDPO, LLC	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.82%	12/8/2027	4,808	4,808	4,808	0.33
EDPO, LLC	(7)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	12/8/2027	72	—	—	—
EDPO, LLC	(7)(15)(17)	First Lien Revolver	S + 4.50%	8.82%	12/8/2026	57	16	16	—
Epic Crude Services, LP	(5)(15)(19)	First Lien Term Loan	S + 3.00%	7.29%	10/15/2031	829	826	830	0.06
Valicor PPC Intermediate II LLC	(8)(15)(17)	First Lien Term Loan	S + 5.00%	9.32%	7/24/2028	5,893	5,890	5,880	0.40
Valicor PPC Intermediate II LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	7/24/2028	42	42	42	—
Valicor PPC Intermediate II LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.00%	8.32%	1/24/2028	1,128	672	673	0.05
							14,242	14,238	0.98
Pharmaceuticals
Bridges Consumer Healthcare Intermediate LLC	(13)(15)(16)	First Lien Term Loan	S + 5.25%	9.54%	12/20/2031	14,088	14,026	14,018	0.96
Bridges Consumer Healthcare Intermediate LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	12/20/2031	6,704	5,348	5,330	0.36
Bridges Consumer Healthcare Intermediate LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.25%	9.53%	12/20/2031	5,000	(12)	(25)	—
Bridges Consumer Healthcare Intermediate LLC	(7)(13)(15)(19)	First Lien Revolver	S + 5.25%	9.54%	12/20/2031	2,682	(13)	(13)	—
Exactcare Parent Inc.	(8)(16)	First Lien Term Loan	S + 5.50%	9.79%	11/5/2029	248	244	248	0.02
Creek Parent, Inc.	(6)(13)(15)(16)	First Lien Term Loan	S + 5.25%	9.57%	12/18/2031	875	869	868	0.06
Creek Parent, Inc.	(6)(7)(13)(15)(19)	First Lien Revolver	S + 5.00%	9.32%	12/18/2031	125	(1)	(1)	—
Puma Buyer, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.69%	3/29/2032	18,991	18,920	18,921	1.29
Puma Buyer, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 4.50%	8.69%	3/29/2032	3,063	(11)	(11)	—
							39,370	39,335	2.69

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Professional Services
Analytic Partners, LP	(8)(17)	First Lien Term Loan	S + 4.75%	9.04%	4/4/2030	$247	$244	$246	0.02%
Analytic Partners, LP	(8)(13)(19)	First Lien Term Loan	S + 4.75%	9.04%	4/4/2030	7,395	7,382	7,376	0.50
Analytic Partners, LP	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	9.29%	4/4/2030	1,002	(4)	(3)	—
Applied Technical Services, LLC	(8)(19)	First Lien Term Loan	S + 5.75%	10.19%	12/29/2026	115	114	114	0.01
Applied Technical Services, LLC	(8)(16)	First Lien Term Loan	S + 6.00%	10.44%	12/29/2026	24	24	24	—
Applied Technical Services, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	10.19%	12/29/2026	108	106	107	0.01
Aprio Advisory Group, LLC	(8)(13)(16)	First Lien Term Loan	S + 4.75%	9.04%	8/1/2031	18,438	18,392	18,396	1.26
Aprio Advisory Group, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	8/1/2031	8,027	7,288	7,293	0.50
Aprio Advisory Group, LLC	(7)(13)(15)(19)	First Lien Revolver	S + 4.75%	9.04%	8/1/2031	4,018	2,482	2,482	0.17
Carr, Riggs & Ingram Capital, L.L.C.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	9.04%	11/18/2031	17,250	17,167	17,078	1.17
Carr, Riggs & Ingram Capital, L.L.C.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	11/18/2031	8,750	1,405	1,338	0.09
Carr, Riggs & Ingram Capital, L.L.C.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	9.04%	11/18/2031	4,000	980	960	0.07
Clinical Education Alliance, LLC	(8)(17)	First Lien Term Loan	S + 5.50%	9.94%	12/21/2026	45	44	45	—
Clinical Education Alliance, LLC	(8)(16)	First Lien Term Loan	S + 5.00%	9.44%	12/21/2026	202	198	201	0.01
DISA Holdings Corp.	(8)(19)	First Lien Term Loan	S + 5.00%	9.29%	9/9/2028	195	195	193	0.01
DISA Holdings Corp.	(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	9/9/2028	52	52	52	—
Foreigner Bidco Inc.	(8)(17)	First Lien Term Loan	S + 5.50%	9.92%	4/19/2028	225	225	225	0.02
Foreigner Bidco Inc.	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.92%	4/19/2028	25	25	25	—
Garda World Security Corp	(5)(6)(15)(17)	First Lien Term Loan	S + 3.00%	7.32%	2/1/2029	2,985	2,992	2,978	0.20
Grant Thornton Advisors LLC	(5)(6)(15)(16)	First Lien Term Loan	S + 2.75%	7.07%	6/2/2031	4,528	4,426	4,511	0.31
HSI Halo Acquisition, Inc.	(13)(15)(16)	First Lien Term Loan	S + 5.00%	9.29%	6/30/2031	8,196	8,178	8,176	0.56
HSI Halo Acquisition, Inc.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	6/28/2031	1,467	252	250	0.02
HSI Halo Acquisition, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 5.00%	9.29%	6/28/2030	978	(2)	(2)	—
IG Investments Holdings, LLC	(8)(13)(19)	First Lien Term Loan	S + 5.00%	9.29%	9/22/2028	10,407	10,362	10,355	0.71
IG Investments Holdings, LLC	(7)(13)(15)(19)	First Lien Revolver	S + 4.00%	8.29%	9/22/2028	1,172	(10)	(6)	—
Iris Buyer LLC	(8)(19)	First Lien Term Loan	S + 5.25%	9.54%	10/2/2030	247	243	246	0.02
Marina Acquisition, Inc.	(13)(15)(16)	First Lien Term Loan	S + 5.00%	9.29%	7/1/2030	9,991	9,902	9,891	0.68
Marina Acquisition, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.00%	8.29%	7/1/2030	1,434	188	186	0.01
MHE Intermediate Holdings, LLC	(8)(19)	First Lien Term Loan	S + 6.00%	10.44%	7/21/2027	407	404	407	0.03
MHE Intermediate Holdings, LLC	(8)(17)	First Lien Term Loan	S + 6.25%	10.69%	7/21/2027	33	32	33	—
MHE Intermediate Holdings, LLC	(8)(17)	First Lien Term Loan	S + 6.50%	10.94%	7/21/2027	29	29	29	—
MHE Intermediate Holdings, LLC	(8)(19)	First Lien Delayed Draw Term Loan	S + 6.00%	10.44%	7/21/2027	172	171	172	0.01
MHE Intermediate Holdings, LLC	(7)(15)(18)	First Lien Revolver	S + 6.00%	10.44%	7/21/2027	60	23	24	—
OMNIA Partners, LLC	(5)(15)(19)	First Lien Term Loan	S + 2.75%	7.04%	7/25/2030	4,478	4,498	4,452	0.30
Propio LS, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.69%	7/17/2030	14,291	14,224	14,220	0.96
Propio LS, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.82%	7/17/2030	11,074	(24)	(55)	—
Propio LS, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 6.00%	10.32%	7/17/2029	5,537	(24)	(28)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Professional Services
Ruppert Landscape, LLC	(8)(19)	First Lien Term Loan	S + 5.00%	9.29%	12/1/2028	$573	$563	$566	0.04%
Ruppert Landscape, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	12/1/2028	2,389	2,347	2,359	0.16
Ruppert Landscape, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	12/1/2028	11,894	1,901	1,808	0.12
Ruppert Landscape, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.75%	10.04%	12/1/2028	793	(8)	(10)	—
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	(5)(15)(19)	First Lien Term Loan	S + 3.00%	7.29%	7/31/2031	4,989	4,980	4,978	0.34
Skopima Consilio Parent LLC	(5)(15)(19)	First Lien Term Loan	S + 3.75%	8.07%	5/12/2028	4,962	4,956	4,932	0.33
Tempo Buyer Corp.	(8)(19)	First Lien Term Loan	S + 4.75%	9.04%	8/26/2028	247	246	247	0.02
TRC Companies LLC	(5)(17)	First Lien Term Loan	S + 3.00%	7.32%	12/8/2028	4,625	4,626	4,587	0.31
USRP Holdings, Inc.	(8)(18)	First Lien Term Loan	S + 5.00%	9.32%	12/31/2029	4,337	4,337	4,337	0.30
USRP Holdings, Inc.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	12/31/2029	17,871	293	330	0.02
USRP Holdings, Inc.	(7)(15)(19)	First Lien Revolver	S + 5.50%	9.82%	12/31/2029	2,290	(9)	—	—
Vensure Employer Services, Inc.	(13)(15)(19)	First Lien Term Loan	S + 5.00%	9.29%	9/27/2031	9,380	9,342	9,336	0.64
Vensure Employer Services, Inc.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	9/27/2031	1,846	(7)	(8)	—
VT Topco, Inc.	(5)(15)(17)	First Lien Term Loan	S + 3.00%	7.29%	8/9/2030	1,500	1,498	1,501	0.10
YA Intermediate Holdings II, LLC	(13)(15)(17)	First Lien Term Loan	S + 5.00%	9.29%	10/1/2031	10,810	10,762	10,783	0.73
YA Intermediate Holdings II, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	10/1/2031	4,514	469	468	0.03
YA Intermediate Holdings II, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 7.50%	11.79%	10/1/2031	2,168	98	103	0.01
							158,577	158,308	10.80
Real Estate Management and Development
Sako and Partners Lower Holdings LLC	(13)(15)(19)	First Lien Term Loan	S + 4.50%	8.79%	9/15/2028	5,832	5,824	5,818	0.40
Sako and Partners Lower Holdings LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.79%	9/15/2028	892	892	889	0.06
Sako and Partners Lower Holdings LLC	(7)(15)(16)	First Lien Revolver	S + 6.00%	10.29%	9/15/2028	746	(2)	(2)	—
							6,714	6,705	0.46
Software
365 Retail Markets, LLC	(8)(16)	First Lien Term Loan	S + 4.50%	8.79%	12/22/2028	137	137	137	0.01
365 Retail Markets, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.79%	12/22/2028	47	47	47	—
365 Retail Markets, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.79%	12/22/2028	62	62	62	—
Adelaide Borrower, LLC	(8)(13)(19)	First Lien Term Loan	S + 6.25%	10.57%	5/8/2030	7,389	7,260	7,334	0.50
Adelaide Borrower, LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 6.25%	10.57%	5/8/2030	1,670	(14)	(13)	—
Adelaide Borrower, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 3.38%	7.70%	5/8/2030	1,040	(19)	(8)	—
Ahead DB Holdings, LLC	(5)(15)(18)	First Lien Term Loan	S + 3.00%	7.29%	2/3/2031	1,050	1,045	1,050	0.07
Artifact Bidco, Inc.	(8)(13)(19)	First Lien Term Loan	S + 4.50%	8.79%	7/25/2031	6,709	6,649	6,659	0.46
Artifact Bidco, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.79%	7/25/2031	1,642	(7)	(12)	—
Artifact Bidco, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.50%	8.79%	7/26/2030	1,173	(10)	(9)	—
Banker's Toolbox, Inc.	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.79%	7/27/2027	16,181	16,059	16,181	1.11
Banker's Toolbox, Inc.	(7)(15)(19)	First Lien Revolver	S + 5.50%	9.82%	7/27/2027	637	(4)	—	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
Bluecat Networks (USA) Inc.	(6)(8)(19)	First Lien Term Loan	S + 5.00%	10.28% (Incl. 1.00% PIK)	8/8/2028	$183	$183	$182	0.01%
Bluecat Networks (USA) Inc.	(6)(8)(13)(18)	First Lien Term Loan	S + 5.00%	9.29%	8/8/2028	5,166	5,132	5,140	0.35
Bluecat Networks (USA) Inc.	(6)(15)(16)	First Lien Delayed Draw Term Loan	S + 6.00%	10.28% (Incl. 1.00% PIK)	8/8/2028	24	24	24	—
Bluecat Networks (USA) Inc.	(6)(8)(16)	First Lien Delayed Draw Term Loan	S + 6.00%	10.28% (Incl. 1.00% PIK)	8/8/2028	34	34	34	—
Boxer Parent Company Inc.	(5)(15)(17)	First Lien Term Loan	S + 3.00%	7.29%	7/30/2031	5,000	4,989	4,920	0.34
Camelot U.S. Acquisition LLC	(5)(6)(15)(19)	First Lien Term Loan	S + 2.75%	7.07%	1/31/2031	4,260	4,271	4,208	0.29
Central Parent LLC	(5)(15)(17)	First Lien Term Loan	S + 3.25%	7.54%	7/6/2029	4,975	4,966	4,285	0.29
Concord Global Acquisition, LLC	(13)(15)(19)	First Lien Term Loan	S + 4.75%	9.04%	12/29/2031	10,522	10,474	10,469	0.72
Concord Global Acquisition, LLC,	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	12/29/2031	4,575	(11)	(23)	—
Concord Global Acquisition, LLC,	(7)(13)(15)(19)	First Lien Revolver	S + 4.75%	9.04%	12/29/2031	1,830	(9)	(9)	—
ConnectWise, LLC	(5)(15)(18)	First Lien Term Loan	S + 3.50%	8.05%	9/29/2028	4,962	4,952	4,964	0.34
DT Intermediate Holdco, Inc.	(8)(19)	First Lien Term Loan	S + 2.75%	10.28% (Incl. 3.25% PIK)	2/24/2028	3,930	3,922	3,910	0.27
DT Intermediate Holdco, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.82%	2/24/2028	14,790	(31)	(74)	(0.01)
e-Discovery AcquireCo, LLC	(8)(19)	First Lien Term Loan	S + 5.75%	10.04%	8/29/2029	250	249	250	0.02
e-Discovery AcquireCo, LLC	(8)(13)(16)	First Lien Term Loan	S + 5.25%	9.54%	8/29/2029	1,533	1,529	1,494	0.10
Eclipse Buyer, Inc.	(13)(15)(19)	First Lien Term Loan	S + 4.75%	9.07%	9/8/2031	15,724	15,659	15,646	1.07
Eclipse Buyer, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	9/5/2031	2,665	(6)	(13)	—
Eclipse Buyer, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.75%	9.07%	9/5/2031	1,352	(6)	(7)	—
Empyrean Solutions, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	9.07%	11/26/2031	2,765	2,752	2,751	0.19
Empyrean Solutions, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	11/26/2031	1,106	(3)	(6)	—
Empyrean Solutions, LLC	(7)(13)(15)(19)	First Lien Revolver	S + 4.75%	9.07%	11/26/2031	415	(2)	(2)	—
Enverus Holdings, Inc.	(13)(15)(16)	First Lien Term Loan	S + 5.50%	9.82%	12/24/2029	2,364	2,336	2,364	0.16
Enverus Holdings, Inc.	(7)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.50%	9.82%	12/22/2029	44	(1)	—	—
Enverus Holdings, Inc.	(7)(15)(17)	First Lien Revolver	S + 5.50%	9.82%	12/22/2029	174	(2)	—	—
ESG Investments, Inc.	(8)(19)	First Lien Term Loan	S + 4.50%	8.94%	3/11/2028	139	138	139	0.01
ESG Investments, Inc.	(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.94%	3/11/2028	17	17	17	—
Fourth Enterprises, LLC	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.82%	3/21/2031	25,137	25,011	25,011	1.70
Fourth Enterprises, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.82%	3/21/2031	4,851	(24)	(24)	—
Fourth Enterprises, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.82%	3/21/2031	2,238	(11)	(11)	—
Genesys Cloud Services Holdings I, LLC	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.82%	1/30/2032	1,638	1,635	1,623	0.11
Higher Logic, LLC	(8)(13)(19)	First Lien Term Loan	S + 5.25%	9.54%	1/10/2029	9,112	9,071	9,069	0.62
Higher Logic, LLC	(7)(13)(15)(19)	First Lien Revolver	S + 5.25%	9.54%	1/10/2029	759	(4)	(4)	—
Inhabitiq Inc.	(13)(15)(19)	First Lien Term Loan	S + 4.50%	8.82%	1/12/2032	17,574	17,539	17,532	1.20
Inhabitiq Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.82%	1/9/2032	4,882	(6)	(12)	—
Inhabitiq Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 4.50%	8.82%	1/9/2032	3,051	(8)	(7)	—
Javelin Buyer, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 6.00%	10.32%	12/6/2029	1,304	—	(5)	—
Kaseya Inc.	(13)(15)(19)	First Lien Term Loan	S + 3.25%	7.54%	3/20/2032	2,941	2,926	2,926	0.20
Kaseya Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 3.25%	7.57%	3/20/2030	1,522	(8)	(8)	—
Kipu Buyer, LLC	(8)(17)	First Lien Term Loan	S + 4.25%	8.54%	1/27/2027	2,246	2,222	2,246	0.15
Kipu Buyer, LLC	(7)(15)(17)	First Lien Revolver	S + 4.75%	9.04%	1/27/2026	365	(3)	—	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
KPA Parent Holdings, Inc.	(13)(15)(16)	First Lien Term Loan	S + 4.75%	9.07%	3/12/2032	$16,595	$16,512	$16,512	1.13%
KPA Parent Holdings, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	3/12/2032	2,371	(6)	(12)	—
KPA Parent Holdings, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.75%	9.07%	3/12/2032	1,659	(8)	(8)	—
Litera Bidco LLC	(8)(19)	First Lien Term Loan	S + 5.00%	9.32%	5/1/2028	5,188	5,183	5,162	0.35
Litera Bidco LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	5/1/2028	2,840	1,872	1,863	0.13
Litera Bidco LLC	(7)(15)(17)	First Lien Revolver	S + 4.75%	9.07%	5/1/2028	434	—	(2)	—
McAfee Corp.	(5)(16)	First Lien Term Loan	S + 3.00%	7.32%	3/1/2029	4,749	4,752	4,545	0.31
Montana Buyer Inc.	(8)(19)	First Lien Term Loan	S + 5.00%	9.32%	7/22/2029	25,297	25,297	25,297	1.73
Montana Buyer Inc.	(7)(13)(15)(17)	First Lien Revolver	P + 4.00%	11.50%	7/21/2028	2,352	402	403	0.03
MRI Software LLC	(8)(15)(16)	First Lien Term Loan	S + 4.75%	9.04%	2/10/2027	669	666	664	0.05
MRI Software LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	2/10/2027	1,300	396	390	0.03
Nasuni Corporation	(13)(15)(19)	First Lien Term Loan	S + 5.75%	10.04%	9/10/2030	6,250	6,209	6,206	0.42
Nasuni Corporation	(7)(13)(15)(16)	First Lien Revolver	S + 5.75%	10.04%	9/10/2030	1,302	(9)	(9)	—
Navex TopCo, Inc.	(8)(19)	First Lien Term Loan	S + 5.50%	9.82%	11/8/2030	7,425	7,352	7,425	0.51
North Star Acquisitionco, LLC	(8)(19)	First Lien Term Loan	S + 4.75%	9.04%	5/3/2029	4,064	4,064	4,064	0.28
North Star Acquisitionco, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	9.04%	5/3/2029	2,367	2,357	2,367	0.16
North Star Acquisitionco, LLC	(8)(13)(18)	First Lien Term Loan	C + 4.75%	7.50%	5/3/2029	CAD 9,064	6,550	6,300	0.43
North Star Acquisitionco, LLC	(7)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	5/3/2029	2,084	2,011	2,014	0.14
North Star Acquisitionco, LLC	(7)(15)(16)	First Lien Revolver	S + 4.75%	9.04%	5/3/2029	2,275	678	686	0.05
Onit, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	9.07%	1/27/2032	18,947	18,860	18,856	1.29
Onit, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 3.75%	8.07%	1/27/2032	8,359	(20)	(40)	(0.01)
Onit, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 3.75%	8.07%	1/27/2032	2,786	(14)	(13)	—
Pegasus Transtech Holding, LLC	(8)(16)	First Lien Term Loan	S + 6.00%	10.32%	11/17/2026	246	245	246	0.02
Pegasus Transtech Holding, LLC	(13)(15)(16)	First Lien Term Loan	S + 6.00%	10.32%	11/17/2026	10	10	10	—
Perforce Software, Inc.	(8)(17)	First Lien Term Loan	S + 4.75%	9.07%	6/29/2029	2,970	2,910	2,839	0.18
Prism Parent Co. Inc.	(8)(17)	First Lien Term Loan	S + 5.00%	9.32%	9/19/2028	3,941	3,941	3,892	0.27
Prism Parent Co. Inc.	(7)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	9/19/2028	403	160	157	0.01
Proofpoint, Inc.	(5)(6)(15)(16)	First Lien Term Loan	S + 3.00%	7.32%	8/31/2028	2,052	2,051	2,048	0.14
QBS Parent, Inc.	(8)(13)(19)	First Lien Term Loan	S + 4.75%	9.04%	11/7/2031	4,260	4,250	4,263	0.29
QBS Parent, Inc.	(13)(15)(19)	First Lien Term Loan	S + 4.75%	9.04%	3/1/2032	490	488	490	0.03
QBS Parent, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	9.04%	11/7/2031	450	(4)	—	—
Rally Buyer, Inc.	(13)(15)(16)	First Lien Term Loan	S + 4.25%	8.54%	7/19/2028	178	178	159	0.01
Rally Buyer, Inc.	(15)(16)	First Lien Delayed Draw Term Loan	S + 4.25%	8.54%	7/19/2028	15	15	14	—
Routeware, Inc.	(8)(13)(18)	First Lien Term Loan	S + 5.25%	9.54%	9/18/2031	6,364	6,337	6,348	0.43
Routeware, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	9/18/2031	2,955	175	174	0.01
Routeware, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 8.00%	12.29%	9/18/2031	682	(3)	(2)	—
Spartan Bidco PTY LTD	(6)(8)(17)	First Lien Term Loan	S + 6.50%	11.21% (Incl. 6.00% PIK)	1/24/2028	270	263	269	0.02
Spartan Bidco PTY LTD	(6)(13)(15)(19)	First Lien Term Loan	S + 6.50%	11.21% (Incl. 6.00% PIK)	1/24/2028	9,280	9,230	9,224	0.63
Spartan Bidco PTY LTD	(6)(7)(13)(15)(17)	First Lien Revolver	S + 6.50%	10.79%	1/24/2028	769	(7)	(5)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
Thunder Purchaser, Inc.	(8)(16)	First Lien Term Loan	S + 5.25%	9.69%	6/30/2028	$247	$246	$247	0.02%
Thunder Purchaser, Inc.	(8)(13)(19)	First Lien Term Loan	S + 5.25%	9.69%	6/30/2028	4,160	4,142	4,160	0.28
Thunder Purchaser, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	9.69%	6/30/2028	9,910	7,406	7,428	0.51
Trimech Acquisition Corp.	(8)(13)(16)	First Lien Term Loan	S + 4.75%	9.04%	3/10/2028	2,162	2,152	2,151	0.15
Trimech Acquisition Corp.	(8)(15)(19)	First Lien Term Loan	S + 4.75%	9.04%	3/10/2028	5,893	5,894	5,864	0.40
Trimech Acquisition Corp.	(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	3/10/2028	10,952	10,906	10,897	0.75
Trimech Acquisition Corp.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	SON + 5.00%	9.55%	3/10/2028	GBP 2,351	(6)	(15)	—
Trimech Acquisition Corp.	(7)(15)(16)	First Lien Revolver	S + 4.75%	9.04%	3/10/2028	7,004	1,092	1,086	0.07
Vamos Bidco, Inc	(13)(15)(16)	First Lien Term Loan	S + 4.75%	9.04%	1/30/2032	8,842	8,800	8,800	0.60
Vamos Bidco, Inc	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	1/30/2032	3,684	(9)	(18)	—
Vamos Bidco, Inc	(7)(13)(15)(16)	First Lien Revolver	S + 4.75%	9.04%	1/30/2032	1,105	(6)	(5)	—
WatchGuard Technologies, Inc.	(8)(19)	First Lien Term Loan	S + 5.25%	9.57%	7/2/2029	247	239	245	0.02
							325,300	324,063	22.15
Specialty Retail
LS Group Opco Acquisition LLC (LS Group PropCo Acquisition LLC)	(5)(15)(16)	First Lien Term Loan	S + 2.50%	6.79%	4/23/2031	4,141	4,146	4,117	0.28
Mavis Tire Express Services Topco, Corp.	(5)(15)(16)	First Lien Term Loan	S + 3.00%	7.29%	5/4/2028	3,479	3,483	3,461	0.24
Monahan Products, LLC	(8)(16)	First Lien Term Loan	S + 5.50%	9.79%	8/27/2027	247	244	244	0.02
PetSmart LLC	(5)(19)	First Lien Term Loan	S + 3.75%	8.17%	2/11/2028	3,220	3,207	3,176	0.22
SCW Holdings III Corp.	(8)(13)(19)	First Lien Term Loan	S + 5.00%	9.29%	3/17/2032	10,378	10,339	10,339	0.71
SCW Holdings III Corp.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	3/17/2032	4,070	(8)	(15)	—
SCW Holdings III Corp.	(7)(13)(15)(19)	First Lien Revolver	S + 5.00%	9.29%	3/17/2031	2,035	(8)	(8)	—
Shock Doctor Intermediate, LLC	(8)(17)	First Lien Term Loan	S + 5.50%	9.79%	11/20/2029	247	245	247	0.02
							21,648	21,561	1.49
Technology Hardware, Storage and Peripherals
TA TT Buyer, LLC	(8)(19)	First Lien Term Loan	S + 4.75%	9.04%	4/2/2029	2,970	2,960	2,912	0.20
UBEO, LLC	(8)(19)	First Lien Term Loan	S + 5.25%	9.69%	7/3/2028	810	809	810	0.06
Victors Purchaser, LLC	(13)(15)(16)	First Lien Term Loan	S + 4.75%	9.04%	8/15/2031	9,194	9,174	9,171	0.63
Victors Purchaser, LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	8/15/2031	2,193	471	470	0.03
Victors Purchaser, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 4.75%	9.04%	8/15/2031	1,254	(3)	(3)	—
							13,411	13,360	0.92
Textiles, Apparel and Luxury Goods
Gloves Buyer, Inc.	(5)(15)(19)	First Lien Term Loan	S + 4.00%	0.00%	1/17/2032	6,000	5,970	5,785	0.40
Varsity Brands, Inc.	(5)(15)(19)	First Lien Term Loan	S + 3.50%	7.79%	8/26/2031	4,468	4,448	4,388	0.30
							10,418	10,173	0.70
Trading Companies and Distributors
Graffiti Buyer, Inc.	(8)(13)(19)	First Lien Term Loan	S + 5.50%	9.89%	8/10/2027	5,836	5,787	5,591	0.37
Graffiti Buyer, Inc.	(7)(8)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.89%	8/10/2027	3,779	2,031	1,897	0.13
Kele Holdco, Inc.	(8)(16)	First Lien Term Loan	S + 4.50%	8.82%	2/21/2028	2,629	2,629	2,616	0.18
Kele Holdco, Inc.	(7)(15)(16)	First Lien Revolver	S + 4.50%	8.92%	2/21/2028	342	34	32	—
							10,481	10,136	0.68

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Wireless Telecommunication Services
Alert Media, Inc.	(8)(18)	First Lien Term Loan	S + 5.75%	10.04%	4/12/2027	$133	$133	$132	0.01%
Alert Media, Inc.	(8)(19)	First Lien Term Loan	S + 5.75%	10.04%	4/12/2027	131	131	129	0.01
Alert Media, Inc.	(8)(13)(18)	First Lien Term Loan	S + 6.50%	10.78% (Incl. 6.5% PIK)	4/12/2027	438	437	436	0.03
Alert Media, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	9.32%	4/12/2027	211	(1)	(4)	—
CCI Buyer, Inc.	(5)(15)(16)	First Lien Term Loan	S + 4.00%	8.29%	12/17/2027	4,595	4,592	4,603	0.31
DAS Purchaser 2 Corp.	(13)(15)(19)	First Lien Term Loan	S + 6.25%	10.64%	4/30/2027	85	84	76	0.01
DAS Purchaser 2 Corp.	(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 6.25%	10.64%	4/30/2027	168	167	152	0.01
							5,543	5,524	0.38
Total Secured Debt Investments							2,539,562	2,532,203	173.25

Unsecured Debt Investments

Diversified Consumer Services
AVG Intermediate Holdings LLC	(15)(17)	Subordinated Unsecured Term Loan	N/A	13.75% PIK	3/16/2028	778	778	734	0.05
AVG Intermediate Holdings LLC	(15)(17)	Subordinated Unsecured Delayed Draw Term Loan	N/A	13.75% PIK	3/16/2028	298	298	280	0.02
VetCor Group Holdings LLC	(15)(19)	Subordinated Unsecured Term Loan	N/A	13.75% PIK	8/31/2030	6	6	5	—
VetCor Group Holdings LLC	(15)(17)	Subordinated Unsecured Term Loan	N/A	14.75% PIK	8/31/2030	2	2	2	—
VetCor Group Holdings LLC	(3)(15)(17)	Subordinated Unsecured Delayed Draw Term Loan	N/A	13.75% PIK	8/31/2030	—	—	—	—
							1,084	1,021	0.07
Health Care Technology
Employee Health Co.	(15)(17)	Unsecured Term Loan	N/A	13.75% PIK	11/10/2031	275	270	272	0.02
							270	272	0.02
Insurance
KWOR Acquisition, Inc.	(13)(15)(16)	Subordinated Unsecured HoldCo Debt	S + 3.25%	7.54%	2/28/2030	652	652	652	0.04
							652	652	0.04
Healthcare Providers and Services
OB Hospitalist Group, Inc.	(15)(17)	Subordinated Unsecured Term Loan	S + 9.75%	14.18% (Incl. 9.75% PIK)	9/27/2028	22	22	22	—
							22	22	—
Total Unsecured Debt Investments							2,028	1,967	0.13

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Equity Investments
Auto Components
EAH Holdco, LLC	(3)(11)(15)(19)	Common				$-	$136	$174	0.01%
QAS Parent, LLC	(11)(15)(17)	Common				237	366	520	0.04
							502	694	0.05
Building Products
MDC Interior Acquisition Inc	(11)(15)(19)	Common				1	894	1,117	0.08
							894	1,117	0.08
Capital Markets
Arax MidCo, LLC	(6)(7)(12)(13)(15)(19)	Common				1,154	731	653	0.04
							731	653	0.04
Chemicals
Americhem, Inc.	(12)(13)(15)(17)	Common				6	571	571	0.04
							571	571	0.04
Commercial Services and Supplies
Hercules Blocker LLC	(9)(11)(15)(16)	Common				140	251	250	0.02
KAWP Holdings, L.P.	(3)(11)(15)(16)	Common				—	309	307	0.02
Zinc Buyer Corporation	(12)(13)(15)(19)	LP Units				242	242	259	0.02
							802	816	0.06
Construction & Engineering
Hydraulic Technologies USA LLC	(12)(13)(15)(19)	Common				8	8	5	—
Hydraulic Technologies USA LLC	(12)(13)(15)(19)	Preferred				743	743	494	0.03
MEI Co-Investor Aggregator LLC	(11)(15)(17)	Common				1	796	1,203	0.08
							1,547	1,702	0.11
Diversified Consumer Services
American Veterinary Group Holdings, LLC	(11)(15)(16)	Common				243	387	144	0.01
Four Seasons Blocker Aggregator, LP	(3)(11)(15)(17)	Common				—	203	188	0.01
GS Seer Group Holdings, LLC	(3)(11)(15)(16)	Common				—	110	100	0.01
Health Aggregator LLC	(3)(11)(15)(16)	Common				—	159	150	0.01
Home Service HoldCo, Inc.	(11)(15)(16)	Common				2	264	283	0.02
Seahawk Bidco, LLC	(12)(13)(15)(16)	LP Units				3	3,035	3,037	0.21
US Fitness Holdings, LLC	(12)(13)(15)(16)	Common				3	3,182	3,789	0.26
VPP Group Holdings, L.P.	(3)(11)(15)(16)	Common				—	265	268	0.02
							7,605	7,959	0.55
Electronic Equipment, Instruments and Components
Wildcat Topco, Inc.	(12)(13)(15)(17)	LP Units				628	628	703	0.05
							628	703	0.05

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Energy Equipment and Services
CRCI Longhorn Holdings, Inc.	(12)(13)(15)(17)	LP Units				$1	$1,154	$1,269	0.09%
Tiger Parent Holdco L.P.	(3)(11)(15)(16)	Common				—	895	1,194	0.08
							2,049	2,463	0.17
Financial Services
Cerity Partners Equity Holding LLC	(7)(12)(13)(15)(17)	Preferred				2,325	1,408	1,408	0.10
GC Mountaintop Intermediate II Inc	(11)(15)(19)	Preferred				659	782	885	0.06
GC Mountaintop Holdings, LLC	(11)(15)(19)	Common				507	648	774	0.05
							2,838	3,067	0.21
Healthcare Providers and Services
AB Centers Acquisition Corporation	(10)(11)(15)(16)	Preferred				136	322	549	0.04
Oral Surgery Holdings, LLC	(11)(15)(17)	Preferred				42	554	1,023	0.07
REP Coinvest III AGP Blocker, L.P.	(11)(15)(19)	Common				155	409	628	0.04
REP Coinvest III AGP, L.P.	(11)(15)(19)	Common				66	175	269	0.02
RxSense Group LLC	(11)(15)(17)	Common				14	284	714	0.05
US Heart And Vascular Holdings LLC	(11)(15)(18)	Common				100	106	63	—
							1,850	3,246	0.22
Health Care Technology
DeLorean Purchaser, Inc.	(12)(13)(15)(19)	Common				3,043	3,043	3,044	0.21
F&M Buyer LLC	(12)(13)(15)(17)	Common				1,217	1,217	1,217	0.08
Goldeneye Parent, LLC	(12)(13)(15)(16)	Preferred				1	1,111	1,111	0.08
Unlimited Technology Holdings, LLC	(12)(13)(15)(19)	Common				1,655	1,655	1,655	0.11
							7,026	7,027	0.48
Insurance
Accelerate Topco Holdings LLC	(11)(15)(17)	Common				6	222	413	0.03
IMG Blocker Buyer Parent, LLC	(11)(15)(16)	Preferred				48	571	646	0.04
IMG Blocker Buyer Parent, LLC	(3)(11)(15)(19)	Common				—	6	6	—
Integrity Marketing Group, LLC	(11)(15)(18)	Preferred				147	181	196	0.01
KWOR Acquisition, Inc.	(3)(12)(13)(15)(19)	Common				—	330	330	0.02
KWOR Acquisition, Inc.	(12)(13)(15)(17)	Preferred				435	435	435	0.03
LEP McLarens Co-Invest, L.P.	(11)(15)(16)	LP Units				40	132	114	0.01
OHCP V GA COI, L.P.	(11)(15)(17)	Preferred				11	13	15	—
OHCP V GA COI, L.P.	(11)(15)(17)	Common				98	119	138	0.01
Unison Risk Advisors Inc.	(12)(13)(15)(17)	Common				1,820	2,857	2,942	0.20
							4,866	5,235	0.35
IT Services
DT1 Midco Corp	(12)(13)(15)(16)	Common				2,896	2,896	3,136	0.21
OEConnection LLC	(3)(11)(15)(19)	Common				—	321	381	0.03
Ridge Trail US Bidco, Inc.	(12)(13)(15)(19)	Preferred				1,418	1,418	1,496	0.10
Ridge Trail US Bidco, Inc.	(12)(13)(15)(19)	Common				34	34	—	—
Winterfell Co-Invest SCSp	(11)(15)(16)	Common				445	673	810	0.07
							5,342	5,823	0.41

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Pharmaceuticals
Creek Parent, Inc.	(6)(12)(13)(15)(19)	Common				$150	$150	$150	0.01%
							150	150	0.01
Professional Services
Elevator Holdco, Inc. Common Stock	(3)(11)(15)(19)	Common				—	453	388	0.03
Marina Acquisition, Inc.	(3)(12)(13)(15)(16)	Common				—	231	218	0.01
TVG-KUSRP Holdings, LP	(11)(15)(17)	Preferred				232	285	274	0.02
							969	880	0.06
Software
Concord Global Acquisition, LLC,	(12)(13)(15)(19)	Common				3	2,667	2,667	0.18
Eclipse Buyer, Inc.	(12)(13)(15)(17)	Preferred				1	5,020	4,970	0.34
North Star Acquisition Aggregator, L.P.	(11)(15)(16)	Common				336	362	503	0.03
							8,049	8,140	0.55
Specialty Retail
SCW Holdings III Corp.	(12)(13)(15)(17)	LLC Units				1	1,167	1,167	0.08
							1,167	1,167	0.08
Technology Hardware, Storage and Peripherals
Victors Purchaser, LLC	(12)(13)(15)(19)	LP Units				333	333	303	0.02
							333	303	0.02
Trading Companies and Distributors
Graffiti Parent, LP	(11)(15)(19)	Common				2	522	206	0.01
Kele Holdings, Inc.	(3)(11)(15)(16)	Common				—	187	228	0.02
							709	434	0.03
Total Equity Investments							48,628	52,150	3.57
Total Investments - non-controlled/non-affiliated							2,590,218	2,586,320	176.95%

Cash Equivalents
BlackRock Liquidity T-Fund - Institutional Shares	(14)						69,928	69,928	4.77
Total Cash Equivalents							69,928	69,928	4.77
Total Investments and Cash Equivalents							2,660,146	2,656,248	181.72%

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

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
2.
The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate ("SOFR" or "S"), Prime Rate (“Prime” or “P”), Canadian Dollar Offered Rate ("CDOR" or "C"), Sterling Overnight Index Average ("SONIA" or "SON") or other relevant benchmark, which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over reference rates and the current contractual interest rate in effect on March 31, 2025. Certain investments are subject to an interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
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
6.
The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2025, non-qualifying assets represented 5.24% of total assets as calculated in accordance with regulatory requirements.
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
8.
Position or portion thereof is pledged as collateral under the SG Facility (as defined below).
9.
The Company invests in this portfolio company through underlying blocker entities Hercules Blocker 1 LLC, Hercules Blocker 2 LLC, Hercules Blocker 3 LLC, Hercules Blocker 4 LLC, and Hercules Blocker 5 LLC in the form of shareholder notes and common units.
10.
The Company invests in this portfolio company through underlying blocker entities Holocene Topco LP and Holocene Topco II LP.
11.
Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2025, the aggregate fair value of these securities is $15,121 or 1.03% of the Company’s net assets. The acquisition date of these restricted securities was January 19, 2024.
12.
Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2025, the aggregate fair value of these securities is $37,029 or 2.53% of the Company’s net assets. The acquisition date of Arax MidCo, LLC and Cerity Partners Equity Holding LLC was May 30, 2024. The acquisition date of Hydraulic Technologies USA LLC was June 3, 2024. The acquisition date of Marina Acquisition, Inc. was July 1, 2024. The acquisition date of Zinc Buyer Corporation was July 29, 2024. The acquisition date of CRCI Longhorn Holdings, Inc. was August 27, 2024. The acquisition date of Victors Purchaser, LLC was August 15, 2024. The acquisition date of Eclipse, Inc. was September 6, 2024. The acquisition date of US Fitness Holdings, LLC was September 4, 2024. The acquisition date of Ridge Trail US Bidco, Inc. was September 30, 2024. The acquisition date of Concord Global Acquisition, LLC was December 27,2024. The acquisition date of Creek Parent, Inc. was December 18, 2024. The acquisition date of DeLorean Purchaser, Inc. was December 16, 2024. The acquisition date of DT1 Midco Corp was December 30, 2024. The acquisition date of Seahawk Bidco, LLC was December 19, 2024. The acquisition date of Unison Risk Advisors Inc. was October 30, 2024. The acquisition date of Wildcat Topco, Inc. was December 23, 2024. The acquisition date of KWOR Acquisition, INC. and Americhem, Inc. was February 28, 2025. The acquisition date of Unlimited Technology Holdings, LLC was March 12, 2025. The acquisition date of SCW Holdings III Corp was March 17, 2025. The acquisition date of F&M Buyer LLC was March 18, 2025. The acquisition date of Goldeneye Parent, LLC was March 31, 2025.
13.
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting us to do so (see Note 3 to the consolidated financial statements for discussion of the exemptive order from the SEC).
14.
Cash equivalents amounting to $69,928 are invested in money market funds (BlackRock Liquidity T-Fund - Institutional Shares) and would be categorized as Level 1 under the ASC 820 fair value level hierarchy as of March 31, 2025.
15.
Position or portion thereof is or can be pledged as collateral under the Revolving Credit Facility (as defined below).
16.
Loan includes interest floor of 1.00%.
17.
Loan includes interest floor of 0.75%.
18.
Loan includes interest floor of 0.50%.
19.
Loan includes interest floor of 0.00%.

See accompanying notes to the consolidated financial statements

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
AAH Topco., LLC	Delayed Draw Term Loan	4/1/2027	$5,941	$(43)
AB Centers Acquisition Corporation	Revolver	7/2/2031	751	(5)
AB Centers Acquisition Corporation	Delayed Draw Term Loan	7/2/2026	1,044	(8)
Accession Risk Management, Inc.	Revolver	11/1/2029	694	1
Accession Risk Management, Inc.	Delayed Draw Term Loan	8/16/2026	3,808	5
Acentra Holdings, LLC	Revolver	12/17/2029	69	—
ACI Group Holdings, Inc.	Revolver	8/2/2027	263	(6)
Adelaide Borrower, LLC	Revolver	5/8/2030	1,040	(10)
Adelaide Borrower, LLC	Delayed Draw Term Loan	5/8/2026	1,670	(17)
Alert Media, Inc.	Revolver	4/12/2027	211	—
AMBA Buyer, Inc.	Revolver	7/30/2027	276	(2)
American Residential Services, LLC	Revolver	1/31/2030	1,193	—
Americhem, Inc.	Delayed Draw Term Loan	2/28/2027	6,278	—
Americhem, Inc.	Revolver	3/1/2032	4,447	—
Amerilife Holdings LLC	Revolver	8/31/2028	2,261	—
Amerlife Holdings LLC	Delayed Draw Term Loan	3/1/2027	3,333	—
Amerilife Holdings LLC	Delayed Draw Term Loan	6/18/2026	7,613	—
Analytic Partners, LP	Revolver	4/4/2030	1,002	(4)
Apex Service Partners, LLC	Delayed Draw Term Loan	9/24/2026	5,064	(24)
Apex Service Partners, LLC	Revolver	10/24/2029	58	—
Aprio Advisory Group, LLC	Delayed Draw Term Loan	8/2/2026	716	(2)
Aprio Advisory Group, LLC	Revolver	8/1/2031	1,527	(4)
Arax MidCo, LLC	Equity	4/11/2029	432	(7)
Arax MidCo, LLC	Revolver	4/11/2029	1,293	(15)
Arax MidCo, LLC	Delayed Draw Term Loan	10/14/2025	1,647	(20)
Ares Holdings, LLC	Revolver	11/18/2027	747	(3)
Arrow Management Acquisition, LLC	Delayed Draw Term Loan	11/28/2025	1	—
Artifact Bidco, Inc.	Delayed Draw Term Loan	7/27/2027	1,642	(12)
Artifact Bidco, Inc.	Revolver	7/26/2030	1,173	(9)
AVSC Holding Corp.	Revolver	12/5/2029	2,722	(20)
AVG Intermediate Holdings LLC	Revolver	3/16/2027	166	(4)
AWP Group Holdings, Inc.	Delayed Draw Term Loan	8/23/2026	8,262	(21)
AWP Group Holdings, Inc.	Revolver	12/23/2030	38	—
Banker's Toolbox, Inc.	Revolver	7/27/2027	637	—
BC Group Holdings, Inc.	Delayed Draw Term Loan	12/21/2026	6,455	(48)
Blackbird Purchaser, Inc.	Delayed Draw Term Loan	12/19/2025	410	—
Blackbird Purchaser, Inc.	Revolver	12/19/2029	402	—
Blackhawk Industrial Distribution, Inc.	Revolver	9/17/2026	2,014	(8)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Blades Buyer, Inc.	Revolver	3/28/2028	$93	$(1)
Bridges Consumer Healthcare Intermediate LLC	Delayed Draw Term Loan	3/31/2027	5,000	(25)
Bridges Consumer Healthcare Intermediate LLC	Delayed Draw Term Loan	12/21/2026	1,341	(7)
Bridges Consumer Healthcare Intermediate LLC	Revolver	12/22/2031	2,682	(13)
Cardiology Management Holdings, LLC	Delayed Draw Term Loan	1/31/2029	69	—
Carr, Riggs & Ingram Capital, L.L.C.	Revolver	11/18/2031	3,000	(15)
Carr, Riggs & Ingram Capital, L.L.C.	Delayed Draw Term Loan	11/18/2026	7,325	(36)
CDL Parent, Inc.	Revolver	12/7/2027	659	(5)
Cerity Partners Equity Holding LLC	Equity	7/28/2029	917	(18)
Cerity Partners Equity Holding LLC	Delayed Draw Term Loan	1/21/2027	5,000	—
Cerity Partners Equity Holding LLC	Delayed Draw Term Loan	7/28/2029	7,712	—
Cerity Partners Equity Holding LLC	Revolver	7/28/2028	1,378	—
CFGI Holdings, LLC	Revolver	11/2/2027	191	(1)
Cherry Bekaert Advisory LLC	Revolver	6/30/2028	226	—
Clydesdale Acquisition Holdings, Inc.	Term Loan	3/26/2032	52	—
Cold Chain Technologies, LLC	Revolver	7/2/2026	197	—
Concord Global Acquisition, LLC,	Delayed Draw Term Loan	12/28/2026	4,575	(11)
Concord Global Acquisition, LLC,	Revolver	12/26/2031	1,830	(2)
CPC/Cirtec Holdings, Inc	Revolver	10/31/2028	670	(2)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/28/2026	4,544	(5)
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	1,454	(2)
Creek Parent, Inc.	Revolver	12/18/2031	125	(1)
Cub Financing Intermediate, LLC	Delayed Draw Term Loan	6/28/2026	4,967	(23)
CVP Holdco, Inc.	Revolver	6/28/2030	2,353	(6)
CVP Holdco, Inc.	Delayed Draw Term Loan	6/29/2026	5,732	(14)
DCG Acquisition Corp.	Revolver	6/13/2031	4,408	—
DCG Acquisition Corp.	Delayed Draw Term Loan	6/13/2026	4,408	—
DeLorean Purchaser, Inc.	Revolver	12/16/2031	4,574	(34)
DT Intermediate Holdco, Inc.	Delayed Draw Term Loan	9/14/2026	14,790	(111)
DT1 Midco Corp	Delayed Draw Term Loan	12/30/2026	5,014	(38)
DT1 Midco Corp	Revolver	12/30/2030	2,005	(15)
Dwyer Instruments, LLC	Revolver	7/20/2029	3,198	(31)
Dwyer Instruments, LLC	Delayed Draw Term Loan	11/21/2026	2,828	(27)
Dynatect Group Holdings, Inc.	Revolver	6/30/2026	1,236	—
Eclipse Buyer, Inc.	Revolver	9/6/2031	1,352	(7)
Eclipse Buyer, Inc.	Delayed Draw Term Loan	9/7/2026	2,665	(13)
Edgeco Buyer, Inc.	Delayed Draw Term Loan	12/20/2026	3,016	(15)
Edgeco Buyer, Inc.	Revolver	6/1/2028	338	(2)
EDPO, LLC	Delayed Draw Term Loan	5/2/2025	72	—
EDPO, LLC	Revolver	12/8/2026	42	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Empyrean Solutions, LLC	Delayed Draw Term Loan	11/25/2026	$1,106	$—
Empyrean Solutions, LLC	Revolver	11/26/2031	415	—
Enverus Holdings, Inc.	Delayed Draw Term Loan	12/22/2025	44	—
Enverus Holdings, Inc.	Revolver	12/24/2029	174	—
EOS Fitness Opco Holdings, LLC	Delayed Draw Term Loan	9/25/2026	1,583	(4)
Essential Services Holding Corporation	Revolver	6/17/2030	1,093	(3)
Essential Services Holding Corporation	Delayed Draw Term Loan	6/17/2026	2,082	(5)
Excelitas Technologies Corp.	Delayed Draw Term Loan	5/1/2026	5,044	(13)
Flint Opco, LLC	Delayed Draw Term Loan	6/1/2026	2,411	—
Flow Control Solutions, Inc.	Revolver	3/31/2029	1,250	(9)
Flow Control Solutions, Inc.	Delayed Draw Term Loan	6/28/2026	7,732	(53)
FL Hawk Intermediate Holdings, Inc.	Revolver	2/22/2029	1,190	(8)
F&M Buyer LLC	Delayed Draw Term Loan	3/19/2027	3,980	—
F&M Buyer LLC	Revolver	3/18/2032	1,741	(51)
Foreside Financial Group, LLC	Revolver	9/30/2027	527	—
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	2/26/2027	10,736	(315)
Fourth Enterprises, LLC	Delayed Draw Term Loan	3/21/2027	4,851	(142)
Fourth Enterprises, LLC	Revolver	3/21/2031	2,238	(11)
Graffiti Buyer, Inc.	Delayed Draw Term Loan	4/29/2026	1,724	(51)
Goldeneye Parent, LLC	Revolver	3/31/2032	4,652	(22)
GSV Holding, LLC	Revolver	10/18/2030	1,651	(8)
Harvey Tool Company, LLC	Revolver	10/26/2027	2,372	(5)
Harvey Tool Company, LLC	Delayed Draw Term Loan	6/28/2026	6,527	(14)
Health Buyer LLC	Delayed Draw Term Loan	5/15/2026	10,052	(45)
Heights Buyer, LLC	Delayed Draw Term Loan	8/26/2025	620	—
Heights Buyer, LLC	Revolver	8/25/2028	442	—
Hercules Borrower LLC	Revolver	12/15/2026	329	—
Higher Logic, LLC	Revolver	1/10/2029	759	—
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	6/28/2026	1,213	(3)
HSI Halo Acquisition, Inc.	Revolver	6/28/2030	978	(2)
HT Intermediary III, Inc.	Revolver	11/12/2030	1,203	(6)
HT Intermediary III, Inc.	Delayed Draw Term Loan	11/13/2026	3,564	(17)
Hydraulic Technologies USA LLC	Revolver	6/3/2030	2,050	(26)
IG Investments Holdings, LLC	Revolver	9/22/2028	1,172	(6)
Imagine 360 LLC	Revolver	9/30/2028	4,326	(22)
Imagine 360 LLC	Delayed Draw Term Loan	9/20/2026	10,122	(51)
IMO Investor Holdings, Inc.	Revolver	5/11/2028	1,479	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Inhabitiq Inc.	Delayed Draw Term Loan	1/11/2027	$4,882	$(61)
Inhabitiq Inc.	Revolver	1/12/2032	3,051	—
ImageFirst Holdings, LLC	Revolver	3/12/2030	5,000	(62)
Innovetive Petcare, LLC	Delayed Draw Term Loan	11/19/2026	5,634	(70)
Integrated Power Services Holdings, Inc.	Revolver	11/22/2027	513	—
Integrated Power Services Holdings, Inc.	Delayed Draw Term Loan	5/7/2026	10,186	(20)
Integrity Marketing Acquisition, LLC	Revolver	8/25/2028	122	(1)
Javelin Buyer, Inc.	Revolver	12/6/2029	1,304	12
JHCC Holdings LLC	Revolver	9/9/2027	149	(1)
JKC Parent, Inc.	Delayed Draw Term Loan	2/16/2027	1,832	—
JKC Parent, Inc.	Revolver	2/13/2032	1,221	—
Kaseya Inc.	Revolver	3/20/2030	1,522	—
Kele Holdco, Inc.	Revolver	2/20/2028	308	—
Kenco PPC Buyer LLC	Revolver	11/15/2029	712	—
Kipu Buyer, LLC	Revolver	1/27/2026	365	(1)
Klick, Inc.	Revolver	3/31/2028	813	(8)
KPA Parent Holdings, Inc.	Delayed Draw Term Loan	3/15/2027	2,371	(12)
KPA Parent Holdings, Inc.	Revolver	3/12/2032	1,659	(8)
Kriv Acquisition Inc.	Revolver	7/6/2029	377	(2)
Kriv Acquisition Inc.	Delayed Draw Term Loan	9/26/2026	8,343	(42)
KWOR Acquisition, Inc.	Term Loan	2/28/2030	434	—
KWOR Acquisition, Inc.	Revolver	2/28/2030	326	(2)
Lightbeam Bidco Inc.	Revolver	5/4/2029	349	—
Litera Bidco LLC	Revolver	5/1/2028	434	(2)
Litera Bidco LLC	Delayed Draw Term Loan	5/17/2027	963	(5)
Lubricant Engineers	Delayed Draw Term Loan	3/31/2027	8,850	(44)
Lubricant Engineers	Revolver	9/1/2029	2,212	(11)
Marina Acquisition, Inc.	Revolver	7/1/2030	1,234	(12)
MDC Interior Acquisition Inc	Revolver	4/26/2030	2,084	(10)
Merlin Buyer, Inc.	Revolver	12/14/2026	598	(6)
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	36	—
Minotaur Acquisition, Inc.	Revolver	6/3/2030	2,442	(17)
Minotaur Acquisition, Inc.	Delayed Draw Term Loan	6/4/2025	4,071	(28)
Montana Buyer Inc.	Revolver	7/22/2028	1,949	—
Motion & Control Enterprises LLC	Delayed Draw Term Loan	10/1/2026	1,453	(27)
Movati Athletic (Group) Inc.	Delayed Draw Term Loan	5/30/2026	2,433	(18)
Movati Athletic (Group) Inc.	Revolver	5/29/2029	1,825	(14)
MRI Software LLC	Delayed Draw Term Loan	8/27/2026	900	2
Nasuni Corporation	Revolver	9/10/2030	1,302	(9)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Net Health Acquisition Corp.	Revolver	7/3/2031	$3,531	$—
NJEye LLC	Revolver	6/14/2025	184	—
North Star Acquisitionco, LLC	Delayed Draw Term Loan	5/4/2025	70	—
North Star Acquisitionco, LLC	Revolver	5/3/2029	1,589	—
OEConnection LLC	Delayed Draw Term Loan	12/30/2026	4,526	(9)
OEConnection LLC	Revolver	4/22/2031	2,793	(5)
Onit, Inc.	Delayed Draw Term Loan	1/28/2027	8,359	(16)
Onit, Inc.	Revolver	1/27/2032	2,786	(5)
Onyx-Fire Protection Services Inc.	Revolver	7/31/2031	3,043	(15)
Onyx-Fire Protection Services Inc.	Delayed Draw Term Loan	7/31/2026	1,670	(8)
Orsini Pharmaceutical Services, LLC	Revolver	5/2/2028	297	—
Packaging Coordinators Midco, Inc.	Delayed Draw Term Loan	4/23/2026	13,019	(65)
Packaging Coordinators Midco, Inc.	Revolver	1/22/2032	2,469	(12)
Pareto Health Intermediate Holdings, Inc.	Delayed Draw Term Loan	6/20/2026	1,668	(8)
Pareto Health Intermediate Holdings, Inc.	Revolver	6/1/2029	163	(1)
Pathstone Family Office LLC	Revolver	5/15/2028	2,502	(13)
Pathstone Family Office LLC	Delayed Draw Term Loan	6/22/2026	5,035	(25)
Phantom Purchaser, Inc.	Revolver	9/19/2031	2,654	(6)
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/7/2026	9,109	(91)
Prism Parent Co. Inc.	Delayed Draw Term Loan	9/19/2025	241	(5)
Propio LS, LLC	Revolver	7/17/2029	5,537	(14)
Propio LS, LLC	Delayed Draw Term Loan	7/25/2026	11,074	(28)
Puma Buyer, LLC	Revolver	3/28/2032	3,063	(8)
Quality Automotive Services, LLC	Delayed Draw Term Loan	1/30/2027	3,576	(4)
QBS Parent, Inc.	Revolver	11/7/2031	450	(1)
Quality Automotive Services, LLC	Revolver	7/16/2027	130	(1)
R&T Acquisitions, LLC	Delayed Draw Term Loan	9/1/2025	771	(10)
Raven Acquisition Holdings, LLC	Term Loan	11/19/2031	333	1
Red Fox CD Acquisition Corporation	Delayed Draw Term Loan	12/1/2025	1,547	(12)
Ridge Trail US Bidco, Inc.	Term Loan	9/30/2031	6,893	(52)
Ridge Trail US Bidco, Inc.	Revolver	3/31/2031	1,677	(13)
Riser Interco LLC	Delayed Draw Term Loan	6/5/2026	4,781	(48)
Routeware, Inc.	Delayed Draw Term Loan	9/19/2026	2,773	(7)
Routeware, Inc.	Revolver	9/18/2031	682	(2)
Ruppert Landscape, LLC	Delayed Draw Term Loan	4/30/2026	9,931	(136)
Ruppert Landscape, LLC	Revolver	12/1/2028	793	(11)
Sako and Partners Lower Holdings LLC	Revolver	9/15/2028	746	(2)
Saturn Borrower Inc	Revolver	11/10/2028	1,280	(5)
Saturn Borrower Inc	Delayed Draw Term Loan	1/24/2027	2,844	(11)
SCW Holdings III Corp.	Delayed Draw Term Loan	3/18/2027	4,070	(15)
SCW Holdings III Corp.	Revolver	3/17/2031	2,035	(8)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Seahawk Bidco, LLC	Delayed Draw Term Loan	12/19/2026	$3,500	$(13)
Seahawk Bidco, LLC	Revolver	12/19/2030	1,273	(5)
Simplicity Financial Marketing Group Holdings, Inc.	Delayed Draw Term Loan	12/31/2026	6,065	(30)
Simplicity Financial Marketing Group Holdings, Inc.	Revolver	12/31/2031	3,610	(18)
Smile Doctors LLC	Delayed Draw Term Loan	7/1/2025	63	—
Soleo Holdings, Inc.	Delayed Draw Term Loan	2/2/2027	2,111	—
Soleo Holdings, Inc.	Revolver	2/2/2032	2,111	—
Southpaw AP Buyer, LLC	Delayed Draw Term Loan	5/1/2026	962	—
Southpaw AP Buyer, LLC	Revolver	3/2/2028	2,178	—
Spartan Bidco PTY LTD	Revolver	1/24/2028	769	(7)
Specialized Dental Holdings II, LLC	Delayed Draw Term Loan	6/5/2026	5,835	—
Spirit RR Holdings, Inc.	Revolver	9/13/2028	497	(4)
St Athena Global LLC	Revolver	6/26/2029	260	(3)
St Athena Global LLC	Delayed Draw Term Loan	6/26/2026	119	(1)
STCH Acquisition Inc.	Revolver	10/30/2026	1,547	(8)
Sugar PPC Buyer LLC	Delayed Draw Term Loan	7/10/2026	6,800	(34)
SureWerx Purchaser III Inc.	Revolver	12/28/2028	443	—
The Chartis Group, LLC	Delayed Draw Term Loan	9/17/2026	3,876	(19)
The Chartis Group, LLC	Revolver	9/17/2031	1,938	(10)
The Hiller Companies, LLC	Revolver	6/20/2030	2,730	(7)
The Hiller Companies, LLC	Delayed Draw Term Loan	6/22/2026	3,233	(8)
THG Acquisition, LLC	Revolver	10/31/2031	1,575	(8)
THG Acquisition, LLC	Delayed Draw Term Loan	10/30/2026	3,242	(16)
Thunder Purchaser, Inc.	Delayed Draw Term Loan	10/31/2026	2,482	—
TPC Engineering Holdings, Inc.	Revolver	2/16/2027	321	(4)
Trilon Group, LLC	Delayed Draw Term Loan	3/13/2027	3,009	(19)
Trilon Group, LLC	Revolver	5/25/2029	1,218	(8)
Trimech Acquisition Corp.	Delayed Draw Term Loan	8/15/2026	3,037	(30)
Trimech Acquisition Corp.	Revolver	3/10/2028	5,884	(59)
Trunk Acquisition, Inc.	Delayed Draw Term Loan	12/20/2026	2,641	(13)
Turningpoint Healthcare Solutions, LLC	Revolver	7/14/2027	257	(2)
Unlimited Technology Holdings, LLC	Revolver	3/12/2032	2,240	(11)
Unison Risk Advisors Inc.	Delayed Draw Term Loan	10/17/2026	7,880	(37)
Unison Risk Advisors Inc.	Revolver	10/17/2030	2,343	(11)
US Fitness Holdings, LLC	Delayed Draw Term Loan	9/4/2026	6,892	(32)
US Fitness Holdings, LLC	Revolver	9/4/2030	2,651	(12)
USRP Holdings, Inc.	Delayed Draw Term Loan	8/28/2026	17,540	—
USRP Holdings, Inc.	Revolver	12/31/2029	2,290	—
Valet Waste Holdings, Inc.	Revolver	5/1/2029	742	—
Valicor PPC Intermediate II LLC	Revolver	1/24/2028	454	(1)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Vamos Bidco, Inc	Delayed Draw Term Loan	1/30/2027	$3,684	$—
Vamos Bidco, Inc	Revolver	1/30/2032	1,105	(2)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	9/27/2026	1,846	(9)
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/2/2026	1,206	(3)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	7/24/2026	6,021	(30)
Vessco Midco Holdings, LLC	Revolver	7/24/2031	2,724	(14)
Victors Purchaser, LLC	Delayed Draw Term Loan	8/15/2026	1,718	(4)
Victors Purchaser, LLC	Revolver	8/15/2031	1,254	(3)
Vital Care Buyer, LLC	Revolver	7/30/2031	2,789	(13)
VPP Intermediate Holdings, LLC	Delayed Draw Term Loan	1/19/2027	11,305	(28)
VPP Intermediate Holdings, LLC	Revolver	12/1/2027	223	(1)
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	10/4/2027	29,032	(206)
Wealth Enhancement Group, LLC	Revolver	10/2/2028	1,073	(8)
Wildcat Topco, Inc.	Revolver	11/17/2031	3,243	(16)
Wildcat Topco, Inc.	Delayed Draw Term Loan	11/16/2026	3,243	(16)
World Insurance Associates, LLC	Delayed Draw Term Loan	8/14/2026	6,690	(33)
World Insurance Associates, LLC	Revolver	4/3/2030	700	(4)
WRE Holding Corp.	Delayed Draw Term Loan	7/2/2026	1,416	(7)
WRE Holding Corp.	Revolver	7/2/2030	1,133	(6)
WST USA Holdco, Inc.	Delayed Draw Term Loan	12/30/2025	1,583	—
YA Intermediate Holdings II, LLC	Revolver	10/1/2031	2,059	(10)
YA Intermediate Holdings II, LLC	Delayed Draw Term Loan	10/2/2026	4,035	(20)
YLG Holdings, Inc.	Delayed Draw Term Loan	12/23/2030	2,811	(13)
YLG Holdings, Inc.	Revolver	12/23/2030	3,270	(16)
Zinc Buyer Corporation	Delayed Draw Term Loan	7/24/2026	4,143	(31)
Zinc Buyer Corporation	Revolver	7/24/2031	2,028	(15)
Total Unfunded Commitments			$724,675	$(3,703)

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

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate (3)	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software
Concord Global Acquisition, LLC,	(12)(13)(15)	Common					$3	$2,667	$2,667	0.21%
Eclipse Buyer, Inc.	(12)(13)(15)	Preferred					1	5,020	4,959	0.40
North Star Acquisition Aggregator, L.P.	(6)(11)(15)	Common					336	362	475	0.04
								8,049	8,101	0.65
Technology Hardware, Storage and Peripherals
Victors Purchaser, LLC	(12)(13)(15)	LP Units					333	333	333	0.03
								333	333	0.03
Trading Companies and Distributors
Graffiti Parent, LP	(11)(15)	Common					2	522	275	0.02
Kele Holdings, Inc.	(3)(11)(15)	Common					—	187	229	0.02
								709	504	0.04
Total Equity Investments								42,132	44,393	3.55
Total Investments - non-controlled/non-affiliated								2,132,063	2,131,829	171.00%

Cash Equivalents
BlackRock Liquidity T-Fund - Institutional Shares	(14)							62,915	62,915	5.05
Total Cash Equivalents								62,915	62,915	5.05
Total Investments and Cash Equivalents								$2,194,978	$2,194,744	176.05%

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

The Company is a private, perpetual-life BDC, whose common shares are not listed for trading on a stock exchange or other securities market and is an investment vehicle with indefinite duration.

While the Company’s investment strategy primarily focuses on companies in the U.S., the Company intends to also invest in companies in Canada, Europe and other locations outside the U.S, subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies". The Company may also invest in preferred equity or debt investments that may be accompanied by equity-related securities (such as options or warrants) and/or select common equity investments.

The Company’s investment strategy also includes a smaller allocation to more liquid credit investments such as broadly syndicated loans and corporate bonds, which may be used primarily to maintain liquidity for the Company’s share repurchase program and manage cash before investing subscription proceeds into originated loans, while also seeking attractive investment returns. The Company may also invest in publicly traded securities of larger corporate issuers on an opportunistic basis when market conditions create compelling potential return opportunities subject to compliance with BDC requirements.

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

The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies. As of March 31, 2025, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and included: Antares Strategic Credit SPV LLC (“A-Star SPV”) and A-Star Equity Holdings LLC (“A-Star Equity”, and collectively with A-Star SPV, the “Subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.

Note 2. Significant Accounting Policies

Basis of Presentation

Interim consolidated financial statements and related financial information have been prepared in accordance with U.S. GAAP and pursuant to the requirements for reporting on Form 10-Q and Articles 6 through 10 of Regulation S-X. The Company is considered an Investment Company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 946, Financial Services – Investment Companies (“ASC 946”), and pursuant to Regulation S-X. The current period’s results of operations will not necessarily be indicative of results that ultimately be achieved for the year ended December 31, 2025. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair statement of the consolidated financial statements for the periods presented, have been included.

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

Segment Reporting

In accordance with ASC Topic 280, Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

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

Organization and Offering Expenses

Organization costs include costs relating to the formation and organization of the Company. Such costs are expensed as incurred. For the three months ended March 31, 2025 and 2024 the Company incurred zero and $51 in organization costs, respectively. This amount is included in due to affiliates on the Consolidated Statements of Assets and Liabilities as of March 31, 2025 and December 31, 2024.

Costs associated with the Company’s offering of Common Shares are capitalized and included as deferred offering costs on the Consolidated Statements of Assets and Liabilities and will be amortized over a twelve-month period beginning on the date which the Company first accepted capital contribution from unaffiliated shareholders in the Private Offering. For the three months ended March 31, 2025 and 2024, the Company incurred $30 and $224 of offering costs and amortized $83 and zero during the periods, respectively.

As of March 31, 2025, and December 31, 2024, $38 and $91, respectively, in deferred offering costs were included on the Consolidated Statements of Assets and Liabilities.

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

Valuation of Investments

The Company is required to report its investments for which current market values are not readily available at fair value. The Company values its investments in accordance with ASC Topic 820, Fair Value Measurement (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.

Investments for which market quotations are readily available are typically valued using mid-market pricing (i.e., mid-point of average bid and ask prices). The Adviser obtains these market quotations from independent pricing services, if available; otherwise from at least two principal market makers or primary market dealers. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser performs, from time to time, price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment.

Where prices or inputs are not available, or, in the judgment of the Adviser, not reliable, valuation approaches based on the facts and circumstances of the particular investment are utilized. Securities that are not publicly traded or for which market prices are not readily available, as the case for a substantial portion of the Company’s investments, are valued at fair value as determined in good faith by the Adviser as the Company’s valuation designee under Rule 2a-5 under the 1940 Act, pursuant to the Company’s valuation policy, and under the oversight of the Board of Trustees (the "Board"), based on, among other things, the input of the Company’s management and the audit committee. In addition, the Adviser has retained independent valuation firms to review valuations on a rotational basis. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.

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

The Company’s accounting policy on the fair value of the investments is critical because the determination of fair value involves subjective judgments and estimates. Accordingly, the Company’s consolidated financial statements express the uncertainty with respect to the possible effect of these valuations, and any change in these valuations, on the consolidated financial statements.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See Note 10 for more information on the effects of the adoption of ASU 2023-07.

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

The Adviser agreed to waive all management fees and incentive fees through September 30, 2024, and 50% of all management fees and incentive fees for the period from October 1, 2024 through December 31, 2024.

Management fee

The base management fee is payable quarterly in arrears at an annual rate of 1.25% of the average of the Company’s net asset value as of the beginning of the prior quarter and the beginning of the then current quarter.

For the three months ended March 31, 2025 and 2024, the Company recognized $4,121 and less than $1, respectively, of management fees, before impact of waived fees. For the three months ended March 31, 2025, no management fees were waived, and for the three months ended March 31, 2024, the Adviser elected to waive all management fees. As of March 31, 2025 and December 31, 2024, management fees payable balances were $4,121 and $1,769.

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

For the three months ended March 31, 2025 and 2024, the Company incurred income based incentive fees of $4,632 and $918, and capital gains incentive fees of $(330) and $67, respectively, before impact of waived fees.

For the three months ended March 31, 2025, the Company reversed $165 of previously accrued incentive fee waiver, and for the three months ended March 31, 2024, the Adviser elected to waive all incentive fees amounting to $985. As of March 31, 2025 and December 31, 2024, total incentive fees payable balances were $4,632 and $2,320.

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

The Company reimburses the Administrator for its costs, expenses and allocable portion of overhead (including compensation of personnel performing administrative duties) in connection with the services performed for the Company pursuant to the terms of the Administration Agreement. For the three months ended March 31, 2025 and 2024, the Company incurred administrative fees of $155 and $108, respectively.

Sub-administration Agreement

In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company reimburses the Administrator for any services performed for the Company by such affiliate or third party.

The Administrator has engaged U.S. Bancorp Fund Services, LLC to assist with sub-administration and fund accounting services.

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

For the three months ended March 31, 2025 and 2024, the Adviser provided no expense support pursuant to the Expense Support Agreement. The Company’s obligation to make a reimbursement payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month. For the three months ended March 31, 2025 and 2024, no Reimbursement Payments were made by the Company to the Adviser.

Co-Investment Activity

The Company, the Adviser and certain of its affiliates received an exemptive order from the SEC on April 2, 2024 (the “Order”) that permits, among other things, the Company to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Certain types of negotiated co-investments may be made only in accordance with the Order from the SEC permitting us to do so. Under the terms of the Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent trustees must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with the Company’s Board of Trustees’ approved criteria. In certain situations where co-investment with one or more funds managed by the Adviser or its affiliates is not covered by the Order, the personnel of the Adviser or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on allocation policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. The Order is subject to certain terms and conditions so there can be no assurance that we will be permitted to co-invest with certain of the Company’s affiliates other than in the circumstances currently permitted by regulatory guidance and the Order.

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value was as follows:

	March 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$2,539,562	$2,532,203	97.91%	$2,088,592	$2,086,175	97.86%
Unsecured Debt	2,028	1,967	0.08	1,339	1,261	0.06
Equity Investments	48,628	52,150	2.01	42,132	44,393	2.08
Total Investments	$2,590,218	$2,586,320	100.00%	$2,132,063	$2,131,829	100.00

As of March 31, 2025 and December 31, 2024 there were no portfolio companies and one portfolio company with loans on non-accrual status (fair value of $3,375), respectively.

The industry composition of investments at fair value was as follows:

	March 31, 2025	December 31, 2024
Aerospace and Defense	0.47%	0.45%
Air Freight and Logistics	0.67	0.22
Automobile Components	1.31	1.56
Beverages	—	0.21
Broadline Retail	0.18	0.22
Building Products	1.25	1.53
Capital Markets	1.42	1.68
Chemicals	3.77	2.76
Commercial Services and Supplies	7.30	8.25
Construction & Engineering	1.34	1.27
Construction Materials	0.88	0.78
Containers and Packaging	2.56	1.32
Distributors	2.37	2.80
Diversified Consumer Services	8.14	8.84
Diversified Telecommunication Services	0.48	0.60
Electrical Equipment	0.54	0.43
Electronic Equipment, Instruments and Components	1.60	1.93
Energy Equipment and Services	1.76	2.07
Financial Services	5.68	6.42
Food Products	0.89	0.89
Ground Transportation	0.01	0.01
Health Care Technology	6.84	5.20
Healthcare Equipment and Supplies	1.58	1.93
Healthcare Providers and Services	6.01	6.59
Hotels, Restaurants and Leisure	1.92	2.33
Household Products	0.01	0.01
Independent Power and Renewable Electricity Producers	0.08	—
Industrial Conglomerates	1.42	1.45
Insurance	8.18	8.78
IT Services	4.55	4.88
Leisure Products	—	0.11
Life Sciences Tools & Services	0.42	0.45
Machinery	0.65	0.71
Media	1.96	1.95
Oil, Gas and Consumable Fuels	0.55	0.64
Pharmaceuticals	1.53	0.72
Professional Services	6.15	7.05
Real Estate Management and Development	0.26	0.32
Software	12.85	10.27
Specialty Retail	0.88	0.53
Technology Hardware, Storage and Peripherals	0.53	0.63
Textiles, Apparel and Luxury Goods	0.39	0.21
Trading Companies and Distributors	0.41	0.74
Wireless Telecommunication Services	0.21	0.26
	100.00%	100.00%

The geographic composition of investments at amortized cost and fair value was as follows:

	March 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,542,222	$2,539,687	98.20%	173.74%
Canada	47,528	46,169	1.78	3.16
Luxembourg	468	464	0.02	0.03%
Total	$2,590,218	$2,586,320	100.00%	176.93

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,084,714	$2,085,783	97.84%	167.31%
Canada	47,349	46,046	2.16	3.69
Total	$2,132,063	$2,131,829	100.00%	171.00%

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

In addition to using the above inputs in investment valuations, the Adviser applies the valuation policy approved by its Board that is consistent with ASC 820. Consistent with the valuation policy, the Adviser evaluates the source of the inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value.

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

The following tables present the fair value hierarchy of financial instruments according to the fair value hierarchy as described in Note 2. Significant Accounting Policies of these consolidated financial statements:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Secured Debt	$—	$350,080	$2,182,123	$2,532,203
Unsecured Debt	—	—	1,967	1,967
Equity Investments	—	—	52,150	52,150
Total Investments before Cash Equivalents	—	350,080	2,236,240	2,586,320
Money Market Fund	69,928	—	—	69,928
Total Investments including Cash Equivalents	$69,928	$350,080	$2,236,240	$2,656,248

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Secured Debt	$—	$309,379	$1,776,796	$2,086,175
Unsecured Debt	—	—	1,261	1,261
Equity Investments	—	—	44,393	44,393
Total Investments before Cash Equivalents	—	309,379	1,822,450	2,131,829
Money Market Fund	62,915	—	—	62,915
Total Investments including Cash Equivalents	$62,915	$309,379	$1,822,450	$2,194,744

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine fair value:

	Three Months Ended March 31, 2025
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$1,776,796	$1,261	$44,393	$1,822,450
Purchase of investments (including received in-kind)	453,130	689	6,494	460,313
Proceeds from principal repayments and sales of investments	(48,618)	—	—	(48,618)
Amortization of premium/accretion of discount, net	1,191	—	—	1,191
Net realized gain (loss) on investments	(737)	—	—	(737)
Net change in unrealized appreciation (depreciation) on investments	361	17	1,263	1,641
Fair value, end of period	$2,182,123	$1,967	$52,150	$2,236,240
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at March 31, 2025	$(386)	$17	$1,263	$894

	Three Months Ended March 31, 2024
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—	$—
Purchase of investments (including received in-kind)	481,778	1,208	13,603	496,589
Proceeds from principal repayments and sales of investments	(17,709)	—	—	(17,709)
Amortization of premium/accretion of discount, net	437	1	—	438
Net realized gain (loss) on investments	(6)	—	—	(6)
Net change in unrealized appreciation (depreciation) on investments	615	(51)	(22)	542
Fair value, end of period	$465,115	$1,158	$13,581	$479,854
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at March 31, 2024	$615	$(51)	$(22)	$542

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2025
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Secured Debt	$1,659,026	Market yield analysis	Market yield discount rates	7.50%	16.55%	9.13%
	17,725	Market quotation	Quote	91.17	100.22	98.82
	505,372	Recent transaction	Transaction price	95.00	101.00	99.63
Total Secured Debt	2,182,123

Unsecured Debt	1,967	Market yield analysis	Market yield discount rates	11.68%	20.68%	14.80%

Equity Investments	39,210	Comparable company analysis	EBITDA multiples	0.2x	30x	13.5x
	7,220	Market yield analysis	Market yield discount rates	10.50%	14.70%	12.69%
	5,720	Recent Transaction	Transaction Price	100.00%	100.00%	100.00%
Total Equity Investments	52,150
Total	$2,236,240

	December 31, 2024
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Secured Debt	$1,217,098	Market yield analysis	Market yield discount rates	7.67%	22.48%	9.35%
	61,667	Market quotation	Quote	95.94	100.94	99.86
	498,031	Recent transaction	Transaction price	97.03	100.00	99.41
Total Secured Debt	1,776,796

Unsecured Debt	1,261	Market yield analysis	Market yield discount rates	14.62%	17.48%	16.89%

Equity Investments	29,116	Comparable company analysis	EBITDA multiples	1.2x	31.5x	14.9x
	15,277	Recent Transaction	Transaction Price	100.00%	100.00%	100.00%
Total Equity Investments	44,393
Total	$1,822,450

(1)
As of March 31, 2025, included within the fair value of Level 3 assets of $2,236,240 is an amount of $528,817 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices). As of December 31, 2024, included within the fair value of Level 3 assets of $1,822,450 is an amount of $574,975 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices).
(2)
Weighted averages are calculated based on fair value of investments.

The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields. The significant unobservable inputs used in the income approach are the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment. The Company uses market discount rates for debt securities to determine if the effective yield on a debt security is commensurate with the market yields for that type of debt security. If a debt security’s effective yield is significantly less than the market yield for a similar debt security with a similar credit profile, the resulting fair value of the debt security may be lower. Significant increases in the discount rate would significantly lower the fair value of an investment; conversely significant decreases in the discount rate would significantly increase the fair value of an investment. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease in the fair value.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. As of March 31, 2025 and December 31, 2024, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2025 and December 31, 2024, the Company’s asset coverage was 228.96% and 235.76%, respectively.

Debt outstanding

The Company’s outstanding debt obligations were as follows:

	March 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Amount Available (3)
SG Facility	$1,000,000	$726,442	$726,442	$273,558	$147,013
Revolving Credit Facility	725,000	407,105	407,105	317,895	317,895
Total	$1,725,000	$1,133,547	$1,133,547	$591,453	$464,908

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Amount Available (3)
SG Facility	$1,000,000	$666,393	$666,393	$333,607	$86,473
Revolving Credit Facility	725,000	251,884	251,884	473,116	473,116
Total	$1,725,000	$918,277	$918,277	$806,723	$559,589

(1)
The carrying value of the Company’s debt obligations is used as an approximate to fair value. The fair value of these debt obligations would be categorized as Level 3 under the ASC 820 fair value level hierarchy as of March 31, 2025 and December 31, 2024. Carrying values do not include impact of deferred financing costs.
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

Loans under the SG Facility initially bear interest at (i) a per annum rate equal to Term SOFR plus an additional margin calculated as a percentage of the aggregate principal balance of the underlying collateral obligations (the “Margin”) for Loans denominated in U.S. Dollars, (ii) EURIBOR plus the Margin for loans denominated in Euros, (iii) Daily Compounded Canadian Overnight Repo Rate Average plus the Margin for loans denominated in Canadian Dollars, and (iv) Daily Simple SONIA plus the Margin for loans denominated in Great British Pounds. From January 19, 2024 to September 12, 2024, the Margin was equal to 1.90% with respect to the portion of the SG Facility used to finance acquisitions of broadly-syndicated loans (subject to a maximum of 20%) and 2.40% with respect to the portion of the SG Facility used to finance acquisitions of middle-market loans, subject to a step-up of 2.00% following the occurrence of an event of default.

The initial maximum principal amount under the SG Facility was $450 million and the SG Facility included an accordion provision to permit increases to the total facility amount up to a maximum of $1 billion, subject in each case to the satisfaction of certain conditions, and, for any increases above $750 million, consent of the Agent and the lenders. Proceeds from loans made under the SG Facility may be used for A-Star SPV’s general corporate purposes, to fund collateral obligations acquired by A-Star SPV, to pay certain fees and expenses and to make distributions to the Company, subject to certain conditions set forth in the SG Facility.

On September 12, 2024, the Company entered into Amendment No. 1 to the SG Facility, among the Company and parties listed above.

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

As of March 31, 2025 and December 31, 2024, the Company was in compliance with all covenants associated with the SG Facility.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies under the Revolving Credit Facility. Advances under the Revolving Credit Facility drawn in U.S. dollars will initially bear interest at a per annum rate equal to 0.75% or 0.875% plus an “alternate base rate” (as described in the Agreement) in the case of any ABR Loan (as defined therein) and 1.75% or 1.875% plus the relevant benchmark rate in the case of any other Loan, in each case, depending on the Company’s rate option election and borrowing base (as of the most recently delivered borrowing base certificate delivered under the Agreement). Advances under the Revolving Credit Facility drawn in currencies other than U.S. dollars will bear interest at certain local rates consistent with market standards. The Company will also pay a fee of 0.375% on average daily undrawn amounts under the Revolving Credit Facility. The initial principal amount of the Revolving Credit Facility is $675.0 million. The availability period under the Facility will terminate on July 31, 2028 and the Facility will mature on July 31, 2029.

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

Foreign Currency Transactions and Translations

The Company’s outstanding foreign-denominated debt obligations were as follows:

	March 31, 2025
	Original Principal Amount (Local)	Original Principal Amount (USD)	Outstanding Principal	Unrealized Gain (Loss)
Canadian Dollar	$74,100	$54,092	$51,505	$2,587
Great British Pound	7,000	8,960	9,043	(83)
Total		$63,052	$60,548	$2,504

	December 31, 2024
	Original Principal Amount (Local)	Original Principal Amount (USD)	Outstanding Principal	Unrealized Gain (Loss)
Canadian Dollar	$74,100	$54,091	$51,490	$2,601
Great British Pound	7,000	8,959	8,786	173
Total		$63,050	$60,276	$2,774

Interest expense

The components of interest expense were as follows:

	Three Months Ended March 31,
	2025	2024
Stated interest expense	$13,797	$2,514
Facility unused fees	564	293
Amortization of deferred financing costs	605	144
Total interest expense	$14,966	$2,951
Cash paid for interest expense	$13,370	$—
SG Facility weighted average interest rate	6.07%	7.72%
SG Facility average debt outstanding	$678,750	$197,000
Revolving Credit Facility weighted average interest rate	6.34%	N/A
Revolving Credit Facility average debt outstanding	$216,885	N/A

Interest expense for the three months ended March 31, 2025 and 2024 was driven by approximately $895,635 and $197,000, respectively, of average borrowings outstanding (at an average effective interest rate, of 6.16% and 7.72%) related to borrowings for investments and expenses. Weighted average interest rates do not include impact of unused commitment fees or deferred financing costs.

As of March 31, 2025 and December 31, 2024, $4,265 and $3,108 of interest expense and $480 and $646 of unused commitment fees, respectively, were included in interest payable on the Consolidated Statements of Assets and Liabilities.

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

Unfunded commitments

The Company’s investment portfolio may contain revolving line of credit or delayed draw commitments, which require the Company to fund when requested by the portfolio companies. As of March 31, 2025 and December 31, 2024, the Company had unfunded investment commitments in the aggregate par amount of $724,675 and $639,857, respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.

Off balance sheet risk

Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Assets and Liabilities. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of March 31, 2025 and December 31, 2024, there were no commitments outstanding for derivative contracts.

Legal proceedings

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2025 and December 31, 2024, management is not aware of any material pending legal proceedings.

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

On January 19, 2024, the Company issued approximately 12 million shares of the Company’s Common Shares of beneficial interest, par value $0.001 per share, for an aggregate offering price of approximately $300.0 million, at $25 per Common Share. Concurrently, Antares Holdings (or an affiliate thereof) contributed approximately $300.0 million of assets in exchange for the 12 million Common Shares issued at $25 per Common Share, and additionally sold approximately $241.6 million of investment commitments to the Company. All of the contributed and purchased assets were originated by affiliates of the Adviser within the past 5 years from the transaction date. On April 1, 2024, Antares Holdings (or an affiliate thereof) sold 12,001,000 Common Shares for an aggregate consideration of approximately $301.6 million at a price of $25.13 per Common Share. As of March 31, 2025 and December 31, 2024, no Antares Parties own Common Shares of the Company.

The Company determines NAV for common shares as of the last day of each calendar quarter. Share issuances related to quarterly subscriptions are effective the first calendar day of each quarter. Shares are issued at an offering price equivalent to the most recent NAV per share available, which will be the prior calendar day NAV per share (i.e. the prior quarter-end NAV).

The issuance of Common Shares is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company relies, in part, upon representations from the relevant investor in the Subscription Agreement that the investor is an “accredited investor” as defined in Regulation D under the Securities Act. The sale of Common Shares is made pursuant to the subscription agreement (the “Subscription Agreement”) enters into with the relevant investor.

The following table summarizes transactions in Common Shares during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
	Shares	Amount	Shares	Amount
Subscriptions	8,015,241	$204,629	12,000,000	$300,000
Distributions Reinvested	663,603	17,055	—	—
Net increase (decrease)	8,678,844	$221,684	12,000,000	$300,000

Share Repurchase Program

The Company will commence a share repurchase program as of June 30, 2025, and intend to continue such program as of each June 30 and December 31 thereafter, in which the Company intends to repurchase, semi-annually, up to 7.5% of the Common Shares outstanding (either by number of Common Shares or aggregate net asset value) as of the close of the previous semi-annual period. The Company’s Board of Trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of the Company and the best interest of the Company’s shareholders. As a result, share repurchases may not be available each semi-annual period. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the Company’s share repurchase program, to the extent the Company offers to repurchase shares in any particular period, the Company expects to repurchase shares pursuant to tender offers using a purchase price equal to the net asset value per share as of the last calendar day of the applicable semi-annual period.

Distributions

The Company authorizes and declares distribution amounts per share of common shares of beneficial interest payable quarterly in arrears. The following tables present distributions that were declared during the three months ended March 31, 2025 and 2024:

Declaration Date	Payment Date	Base Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Total Distribution Amount
March 21, 2025	April 30, 2025	$0.57	$0.03	$0.60	$34,398

Declaration Date	Payment Date	Base Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Total Distribution Amount
March 29, 2024	April 30, 2024	$0.53	$—	$0.53	$6,361

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

Note 9. Financial Highlights

The following are the financial highlights for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024 (1)
Per Share Data: (2) (3)
Net assets, beginning of period	$25.53	$25.00
Net investment income	0.57	0.61
Net realized and change in unrealized appreciation (depreciation)	(0.08)	0.05
Net increase in net assets resulting from operations	0.49	0.66
Distributions declared	(0.60)	(0.53)
Total increase (decrease) in net assets	(0.11)	0.13
Net assets, end of period	$25.42	$25.13
Shares outstanding, end of period	57,501,883	12,001,000
Total return based on net asset value (4)	1.89%	2.64%
Ratios: (5)
Expenses to average net assets gross of fee waivers	7.29%	7.31%
Net expenses to average net assets net of fee waivers	7.34%	5.79%
Net investment income to average net assets	9.04%	11.94%
Portfolio turnover rate (6)	2.84%	7.38%
Supplemental Data:
Net assets, end of period	$1,461,781	$301,543
Asset coverage ratio (7)	228.96%	253.07%

(1)
The Company commenced operations on January 19, 2024. Metrics are based on the period of January 19, 2024 through March 31, 2024.
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

Note 11. Subsequent Events

Equity Issuances

On April 1, 2025, the Company sold and issued 8,311,477 Common Shares for an aggregate consideration of approximately $211.3 million at a price of $25.42 per Common Share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(in thousands, except share/per share data, percentages and as otherwise noted)

Overview

We are a newly organized, non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act as of January 19, 2024. We also intend to elect to be treated, and intend to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We are a private, perpetual-life BDC, which is a BDC whose common shares are not listed for trading on a stock exchange or other securities market. The Company uses the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration whose common shares are intended to be sold by the Company quarterly on a continuous basis at a price generally equal to the Company’s net asset value (“NAV”) per Common Share. Formed as a Delaware statutory trust on August 31, 2023, we are externally managed by Antares Capital Credit Advisers LLC (the "Adviser"), which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the SEC.

Our investment objective is to provide risk-adjusted returns and current income to shareholders by investing primarily in loans to U.S. borrowers.

Our investment strategy focuses primarily on private credit investments structured as Portfolio Loans to U.S. borrowers. A “Portfolio Loan” is a senior secured loan, which may be first lien, second lien or unitranche loan, consisting of term loans and/or related delayed draw term loans and/or revolving loans, and each tranche of a senior secured loan acquired by the Company is referred to as a Portfolio Loan. The Company is expected to acquire Portfolio Loans that have been sourced and underwritten (i.e. evaluated for associated potential risks) by Antares Capital LP, its consolidated subsidiaries or joint ventures whose equity securities or whose subordinated notes or other interests that constitute the economic equity therein, as applicable, are directly or indirectly majority-owned by Antares Holdings, and any entity with an advisory relationship with Antares or its affiliates, including the Company, as appropriate given the context of the disclosure (including the Adviser) (the“Antares Parties”) or by other loan originators that can include, among others, joint ventures in which one or more Antares Parties have interests. A Portfolio Loan is one that the Company may generally hold on its own or in a group with other Antares advised funds and accounts and/or third-party investors. Portfolio Loans are generally expected to have an average contractual term of five to seven years, with an expected life typically between three to four years. Unitranche loans represent a hybrid loan structure that combines senior debt and subordinated debt into one loan.

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

Our investment strategy also includes a smaller allocation to more liquid credit investments such as broadly syndicated loans and corporate bonds. We may use these investments to maintain liquidity for our share repurchase program and manage cash before investing subscription proceeds into originated loans, while also seeking attractive investment returns. We may also invest in publicly traded securities of larger corporate issuers on an opportunistic basis when market conditions create compelling potential return opportunities, subject to compliance with BDC requirements.

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

Revenues

We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or payment-in-kind ("PIK") interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally become due at the maturity date. In addition, we may generate revenue from various fees in the ordinary course of business such as in the form of structuring, consent, waiver, amendment, syndication and other miscellaneous fees. Original issue discounts and market discounts or premiums are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to:

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

Portfolio and Investment Activity

As of March 31, 2025, we had investments in 377 portfolio companies across 42 industries. Based on fair value as of March 31, 2025, approximately 97.9% of our debt portfolio was invested in debt bearing a floating interest rate (e.g. SOFR), which primarily is subject to interest rate floors. As of March 31, 2025, our weighted average total yield of debt securities at amortized cost was 9.02%. Weighted average yields excludes the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2025.

As of December 31, 2024, we had investments in 346 portfolio companies across 43 industries. Based on fair value as of December 31, 2024, approximately 99.94% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily is subject to interest rate floors. As of December 31, 2024, our weighted average total yield of debt securities at amortized cost was 9.12%. Weighted average yields excludes the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2024.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Three months ended March 31, 2025	Three Months Ended March 31,2024
Total investments, beginning of period	$2,132,063	$—
New investments purchased (including PIK)	524,664	496,589
Net accretion of discount on investments	1,223	438
Net realized gain (loss) on investments	(743)	(6)
Investments sold or repaid	(66,989)	(17,709)
Total investments, end of period	$2,590,218	$479,312

The following table presents certain selected information regarding our investment portfolio:

	March 31, 2025	December 31, 2024
Weighted average yield on debt and income producing investments, at amortized cost (1)	9.30%	9.12%
Weighted average yield on debt and income producing investments, at fair value (1)	9.30%	9.12%
Number of portfolio companies	377	346
Median LTM EBITDA (2)(3)	$77.2M	$78.9M
Weighted average net senior leverage (2)(4)	5.2x	5.2x
Weighted average loan-to-value (“LTV”) (2)(5)	35%	36%
Percentage of debt investments bearing a floating rate, at fair value	99.95%	99.94%
Percentage of debt investments bearing a fixed rate, at fair value	0.05%	0.06%

(1)
Computed based on the stated interest rate or yield as of March 31, 2025 and December 31, 2024, and weighted based on the total debt investments (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above. Weighted average yield excludes the effect of accretion of discounts and amortization of premiums.
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

The following tables show the distribution of our investments on the A to E internal performance rating scale at fair value:

	March 31, 2025
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
A	$2,498,884	96.62%	340
B	76,004	2.94	27
C	11,432	0.44	10
D	—	—	—
E	—	—	—
	$2,586,320	100.00%	377

	December 31, 2024
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
A	$2,074,518	97.31%	314
B	46,371	2.18	24
C	7,565	0.35	7
D	—	0.00	—
E	3,375	0.16	1
	$2,131,829	100.0%	346

As of March 31, 2025, and December 31, 2024 there were no portfolio companies and one portfolio company with loans on non-accrual status (fair value of $3,375), respectively. Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

The composition of our investment portfolio at cost and fair value is as follows (dollar amounts in thousands):

	March 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$2,539,562	$2,532,203	97.91%	$2,088,592	$2,086,175	97.86%
Unsecured Debt	2,028	1,967	0.08	1,339	1,261	0.06
Equity Investments	48,628	52,150	2.01	42,132	44,393	2.08
Total Investments	$2,590,218	$2,586,320	100.00%	$2,132,063	$2,131,829	100.00

The table below describes investments by industry composition based on fair value:

	March 31, 2025	December 31, 2024
Aerospace and Defense	0.47%	0.45%
Air Freight and Logistics	0.67	0.22
Automobile Components	1.31	1.56
Beverages	—	0.21
Broadline Retail	0.18	0.22
Building Products	1.25	1.53
Capital Markets	1.42	1.68
Chemicals	3.77	2.76
Commercial Services and Supplies	7.30	8.25
Construction & Engineering	1.34	1.27
Construction Materials	0.88	0.78
Containers and Packaging	2.56	1.32
Distributors	2.37	2.80
Diversified Consumer Services	8.14	8.84
Diversified Telecommunication Services	0.48	0.60
Electrical Equipment	0.54	0.43
Electronic Equipment, Instruments and Components	1.60	1.93
Energy Equipment and Services	1.76	2.07
Financial Services	5.68	6.42
Food Products	0.89	0.89
Ground Transportation	0.01	0.01
Health Care Technology	6.84	5.20
Healthcare Equipment and Supplies	1.58	1.93
Healthcare Providers and Services	6.01	6.59
Hotels, Restaurants and Leisure	1.92	2.33
Household Products	0.01	0.01
Independent Power and Renewable Electricity Producers	0.08	—
Industrial Conglomerates	1.42	1.45
Insurance	8.18	8.78
IT Services	4.55	4.88
Leisure Products	—	0.11
Life Sciences Tools & Services	0.42	0.45
Machinery	0.65	0.71
Media	1.96	1.95
Oil, Gas and Consumable Fuels	0.55	0.64
Pharmaceuticals	1.53	0.72
Professional Services	6.15	7.05
Real Estate Management and Development	0.26	0.32
Software	12.85	10.27
Specialty Retail	0.88	0.53
Technology Hardware, Storage and Peripherals	0.53	0.63
Textiles, Apparel and Luxury Goods	0.39	0.21
Trading Companies and Distributors	0.41	0.74
Wireless Telecommunication Services	0.21	0.26
	100.00%	100.00%

The tables below describe investments by geographic composition based on amortized cost and fair value:

	March 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,542,222	$2,539,687	98.20%	173.74%
Canada	47,528	46,169	1.78	3.16
Luxembourg	468	464	0.02	0.03%
Total	$2,590,218	$2,586,320	100.00%	176.93

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,084,714	$2,085,783	97.84%	167.31%
Canada	47,349	46,046	2.16	3.69
Total	$2,132,063	$2,131,829	100.00%	171.00%

Results of Operations

Operating results for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Total investment income	$57,154	$10,932
Total expenses	24,508	4,574
Management fee waiver (1)	—	—
Incentive fee waiver	165	(985)
Net expenses, net of fee waivers	24,673	3,589
Net investment income (loss)	32,481	7,343
Net realized gain (loss)	(761)	(6)
Net change in unrealized appreciation (depreciation)	(3,886)	542
Net increase (decrease) in net assets resulting from operations	$27,834	$7,879
(1)
Value for the three months ended March 31, 2024 less than $1.

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including deployment, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income, was as follows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Interest income	$54,413	$10,798
Payment-in-kind interest income	465	51
Dividend income	10	—
Other income	2,266	83
Total investment income	$57,154	$10,932

For the three months ended March 31, 2025 and 2024, our total investment income was driven by our deployment of capital, changes in index rates and loan margins, and increase in invested balance of investments quarter-over-quarter. The size of our investment portfolio at fair value increased from $479.9 million as of March 31, 2024 to $2,586.3 million as of March 31, 2025, increasing the balance of interest-bearing securities quarter-over-quarter. The weighted average yield on debt and income producing investments, at fair value, decreased from 11.0% as of March 31, 2024 to 9.1% as of March 31, 2025, which is attributable to decreases in index rates and increases to allocations of broadly syndicated loans.

Interest income on our debt investments is dependent on interest rates and volume of loans outstanding, as well as the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s respective credit agreement.

Expenses

Expenses were as follows:

	Three Months Ended March 31,
	2025	2024
Interest expense	$14,966	$2,951
Management fees (1)	4,121	—
Income based incentive fee	4,632	918
Capital gains incentive fee	(330)	67
Board of Trustees' fees	77	60
Administrative service expense	155	108
Other general and administrative expenses	804	419
Organization and offering costs	83	51
Total expenses	24,508	4,574
Management fees waiver (1)	—	—
Incentive fees waiver	165	(985)
Net expenses	$24,673	$3,589
(1)
Value for the three months ended March 31, 2024 was less than $1.

Interest Expense

The components of interest expense, cash paid for interest, annualized average interest rates and average outstanding balances were as follows:

	Three Months Ended March 31,
	2025	2024
Stated interest expense	$13,797	$2,514
Facility unused fees	564	293
Amortization of deferred financing costs	605	144
Total interest expense	$14,966	$2,951
Cash paid for interest expense	$13,370	$—
SG Facility weighted average interest rate	6.07%	7.72%
SG Facility average debt outstanding	$678,750	$197,000
Revolving Credit Facility weighted average interest rate	6.34%	N/A
Revolving Credit Facility average debt outstanding	$216,885	N/A

Interest and other debt expenses increased from $3.0 million for the three months ended March 31, 2024 to $15.0 million for the three months ended March 31, 2025, primarily driven by increased borrowing expenses, due to increasing leverage quarter-over-quarter, on our SG Facility and Revolving Credit Facility. The average borrowings outstanding of the Company increased to $895.6 million for the three months ended March 31, 2025 from $197.0 for the three months ended March 31, 2024. The average effective interest rate on borrowings outstanding decreased to 6.2% for the three months ended March 31, 2025 from 7.8% for the three months ended March 31, 2024.

Net Realized and Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses):

	Three Months Ended March 31,
	2025	2024
Net realized gain (loss) on investments	$(743)	$(6)
Unrealized appreciation on investments	5,671	2,380
Unrealized (depreciation) on investments	(9,335)	(1,838)
Net change in unrealized appreciation (depreciation) on investments	$(3,664)	$542

We determine the fair value of our investments quarterly and any changes in fair value are recorded as unrealized gains or losses. For the three months ended March 31, 2025, net change in unrealized gains (losses) on our investments was ($3.7 million), which includes ($5.1 million) of mark-to-market losses on syndicated loans, due to market volatility. For the three months ended March 31, 2024, net unrealized gains on our investments were $0.5 million. The valuations of our debt investments generally increase as a result of a narrowing credit spread environment during the period.

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

For the three months ended March 31, 2025, gross management fees increased to $4.1 million from $0 for the same period in the prior year, primarily due to an increase in average net assets, which increased to $1.4 billion for the three months ended March 31, 2025 from $0.3 million for the three months ended March 31, 2024. No management fees have been waived for the three months ended March 31, 2025 and 100% of management fees were waived for the three months ended March 31, 2024.

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

Capital gains incentive fee

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable is equal to 12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fee as calculated in accordance with U.S. GAAP. U.S. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory agreement. This U.S. GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then U.S. GAAP requires the Company to record a capital gains incentive fee equal to 12.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under U.S. GAAP in all prior periods. Gross capital gains incentive fee is net of reversal on accrued capital gains incentive fees.

For purposes of computing the Company’s investment income incentive fee and capital gains incentive fee, the calculation methodology looks through derivative financial instruments or swaps as if the Company owned the reference assets directly. The fees that are payable under the Investment Advisory Agreement for any partial period are appropriately prorated.

The Adviser agreed to waive its management fee and incentive fee for the first six months following the date on which unaffiliated investors first purchased the Common Shares. Effective as of October 29, 2024, the Company and the Adviser entered into a waiver letter agreement (the “Waiver Letter Agreement”), pursuant to which the Adviser agreed to waive (i) fifty percent (50%) of any base management fee due from the Company to the Adviser under Section 5(a) of the Investment Advisory Agreement and (ii) fifty percent (50%) of any incentive fee due from the Company to the Adviser under Section 5(b) of the Investment Advisory Agreement, for the period from October 1, 2024 through December 31, 2024.

For the three months ended March 31, 2025, gross income based incentive fees increased to $4.6 million from $0.9 million for the same period in the prior year primarily due to our deployment of capital and increase in net investment income. The Company reversed $165 of previously accrued incentive fee waiver for the three months ended March 31, 2025, and 100% of incentive fees were waived for the three months ended March 31, 2024. Gross capital gains incentive fee is net of reversal on accrued capital gains incentive fees.

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

For the three months ended March 31, 2025 and 2024, the Adviser provided no expense support pursuant to the Expense Support Agreement. The Company’s obligation to make a reimbursement payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

Operating Expenses

Total operating expenses were $1.1 million for the three months ended March 31, 2025, primarily comprised of $0.8 million of other general and administrative expenses (including legal, rating agencies, audit, tax, valuation, technology, insurance, filing, research, and fees paid to our sub-administrator, custodian and transfer agent, and other professional fees related to management of the Company), $0.2 million of administrative service expenses, $0.1 million of expenses paid to independent trustees of the Company, and $0.1 million in organization and offering costs.

Total operating expenses were $0.6 million for the three months ended March 31, 2024, primarily comprised of $0.4 million of general and administrative, $0.1 million of administrative service expenses, $0.1 million of expenses paid to independent trustees of the Company, and $0.1 million in organization and offering costs.

The increase compared to the prior year was primarily driven by the increased costs attributable to servicing a growing investment portfolio including those calculated using net asset value as a benchmark.

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

We expect to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. We intend to sell our Common Shares on a continuous quarterly basis at a per share price equal to the then-current NAV per share. Our primary uses of cash will be for (i) investments in Portfolio Companies and other investments, (ii) the cost of operations (including paying Antares Capital Credit Advisers LLC (in its capacity as the Adviser and/or the Administrator)), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our shares.

As of March 31, 2025 we had two credit facilities outstanding. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities, enter additional short-term lending arrangements, and/or issue debt securities, including additional unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2025 we had an aggregate amount of $1,133.5 million of debt outstanding and our asset coverage ratio was 228.96%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. We believe that our current cash and cash equivalents on hand, our short-term investments, our available borrowing capacity under our Revolving Credit Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term.

Equity

The following table summarizes transactions in Common Shares of beneficial interest during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
	Shares	Amount	Shares	Amount
Subscriptions	8,015,241	$204,629	12,000,000	$300,000
Distributions Reinvested	663,603	17,055	—	—
Net increase (decrease)	8,678,844	$221,684	12,000,000	$300,000

Share Repurchase Program

We will commence a share repurchase program as of June 30, 2025, and intend to continue such program as of each June 30 and December 31 thereafter, in which we intend to repurchase, semi-annually, up to 7.5% of the Common Shares outstanding (either by number of Common Shares or aggregate net asset value) as of the close of the previous semi-annual period. Our Board of Trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of us and the best interest of our shareholders. As a result, share repurchases may not be available each semi-annual period. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under our share repurchase program, to the extent we offer to repurchase shares in any particular period, we expect to repurchase shares pursuant to tender offers using a purchase price equal to the net asset value per share as of the last calendar day of the applicable semi-annual period.

Distributions

We authorize and declare distribution amounts per share of common shares of beneficial interest payable quarterly in arrears.

The following tables present distributions that were declared during the three months ended March 31, 2025 and 2024:

Declaration Date	Payment Date	Base Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Total Distribution Amount
March 21, 2025	April 30, 2025	$0.57	$0.03	$0.60	$34,398

Declaration Date	Payment Date	Base Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Total Distribution Amount
March 29, 2024	April 30, 2024	$0.53	$—	$0.53	$6,361

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our Common Shares during the three months ended March 31, 2025:

	Three Months Ended March 31,
	2025		2024
Source of Distribution	Per Share	Amount	Per Share	Amount
Net investment income	$0.57	$32,481	$0.61	$7,343
Net realized gains/(losses)	(0.01)	(743)	—	(6)
Total	$0.56	$31,738	$0.61	$7,337

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

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
the Investment Advisory Agreement;
•
the Administration Agreement; and
•
Expense Support and Conditional Reimbursement Agreement;

In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds and accounts sponsored or managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. For additional information, see “Note 3. Agreements and Related Party Transactions” to the consolidated financial statements.

Recent Developments

Equity Issuances

On April 1, 2025, the Company sold and issued 8,311,477 Common Shares for an aggregate consideration of approximately $211.3 million at a price of $25.42 per Common Share.

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

We entered into the Investment Advisory Agreement with the Adviser to provide us with investment advisory services and the Administration Agreement with Antares Capital Credit Advisers LLC (in its capacity as the Administrator) to provide us with administrative services. Payments for investment advisory services under the Investment Advisory Agreements and reimbursements under the Administration Agreement are described in “Item 1. Business.”

We have established one or more credit facilities and may in the future establish additional credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over SOFR (or other applicable reference rate). We cannot assure shareholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof and may ask to comply with positive or negative covenants that could have an effect on our operations).

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.

Unfunded Commitments

The Company’s investment portfolio may contain revolving line of credit or delayed draw commitments, which require the Company to fund when requested by portfolio companies. As of March 31, 2025 and December 31, 2024, the Company had unfunded investment commitment in the aggregate par amount of $724.7 million and $639.9 million, respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and foreign exchange rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. A rise in interest rates would also be expected to lead to higher cost on our floating rate borrowings. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. The Company seeks to mitigates interest rate risk and foreign currency risk by generally employing a funding strategy of matching the duration and interest rate indices of our floating rate assets with floating rate liabilities, as well as matching currencies between our borrowing and lending, to the extent possible.

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

As of March 31, 2025, 97.9% of our performing debt investments at fair value were at floating rates, which are generally SOFR based and typically have durations of one to three months after which they reset to current interest rates, and many of which are subject to certain floors. Our credit facilities (including the SG Facility and Revolving Credit Facility) bear interest at floating rates with no interest rate floor. Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure:

Change in Interest Rates	Interest Income	Interest Expense	Net Income
Up 300 basis points	$76,938	$(27,548)	$49,390
Up 200 basis points	51,292	(18,366)	32,926
Up 100 basis points	25,646	(9,183)	16,463
Down 100 basis points	(25,646)	9,183	(16,463)
Down 200 basis points	(51,292)	18,366	(32,926)
Down 300 basis points	(76,496)	27,548	(48,948)

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

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors.

In addition to the risk factors included below and other information set forth in this report, you should carefully consider the risk factors disclosed in “Item 1A Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on March 18, 2025. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. Except as set forth below, there have been no material changes during the three months ended March 31, 2025 to the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.

There are Investment Limitations Related to Antares Holdings’ Environmental, Social and Governance Policy

Loans originated by (x) Antares Holdings LP (“Antares Holdings”), Antares Assetco LP, Antares Vesta Funding LP, and Antares Venus Funding LP, each a Delaware limited partnership, each as originator and lender of loans, (y) Antares Capital LP (“Antares Capital”), as arranger, administrative agent and/or similar capacities for loans, and (z) the Adviser (the “Antares Platform”) are done so in accordance with Antares Holdings’ Environmental, Social and Governance policy (such policy as amended from time to time, the “Antares ESG Policy”). The Antares ESG Policy sets forth the Antares Platform’s principal positions on environmental, social and governance (“ESG”) matters and reviews how ESG factors are incorporated into the Antares Platform’s loan and investment processes. ESG factors that the Adviser evaluates could include: (i) environment, (ii) social capital, (iii) human capital, (iv) business model and innovation, and (v) leadership and corporate governance. In considering the materiality of any ESG factor, the Adviser considers the borrower’s exposure to ESG risk, the borrower’s organizational capacity to mitigate that risk; and the potential outcomes from an adverse ESG event. Generally, ESG factors are informative but not determinative, although there are certain industries in which the Adviser will not invest depending on the specific investor/client, jurisdiction, or investor/client mandate. The Antares Capital Responsible Investment Policy (“RI Policy”) guides portfolio management and general business conduct on the integration of any ESG factors when deemed appropriate. Given the dynamic and evolving nature of ESG issues, the RI Policy is subject to continuous review and subject to change without notice; and its application can vary materially depending on the specific investor or client, jurisdiction, or investor level investment guidelines and requirements. The Adviser and/or its advisory affiliates could offer new or different strategies to current or prospective clients, including private funds or funds of one dedicated to a strategy or which pursue such strategy alongside other investments, such as secondary market acquisition of interests in funds that pursue private credit strategies or direct investment in junior capital instruments, although such investments are not generally within the Company’s expected portfolio profile.

It is possible that the Antares ESG Policy will prevent potential Portfolio Loans from being originated on the Antares Platform or prevent the Company from acquiring certain Portfolio Loans, which could impact the returns of the Company. Except as set forth in the Antares ESG Policy, the Adviser is not required to consider any particular ESG factors in evaluating investments. There is no universally accepted view on ESG standards, and the Adviser’s view as to any ESG factors might not match the view of any particular shareholder.

Terrorist Action, Military Action, Protests, Pandemics and Natural Disasters

There is a risk of terrorist attacks, military actions, other armed conflicts, violent protests, pandemics and/or natural disasters in the United States and elsewhere causing significant loss of life, property damage and/or disruptions in the local or global markets. These events can also lead to, or be a symptom of, economic, political and/or social instability. Economic and diplomatic sanctions may be in place or imposed on certain states or persons. The imposition of sanctions could adversely impact the value and/or liquidity of assets where an obligor is located in or economically tied to a sanctioned country or person. Additionally, sanctions can lead to devaluation of a sanctioned country’s currency and increased market volatility both in the sanctioned country and throughout the world, which could impact obligors and the Company, even if there is no direct relationship with a sanctioned country or person.

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

Trade Negotiations and Related Government Actions may Create Regulatory Uncertainty for our Portfolio Companies and our Investment Strategies and Adversely Affect the Profitability of our Portfolio Companies

In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S. on numerous countries. Such tariffs could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of portfolio companies whose businesses rely on goods imported from countries subject to the tariffs. Further governmental actions related to the imposition of tariffs or other trade barriers, or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies. In addition, such tariffs could slow the global economy, and, while such tariffs may be adjusted downward or removed, the adjustment or removal of tariffs may or may not yield the intended results.

The Company is Subject to Risks Relating to Liability Management Transactions

Recent developments in liability management transactions by borrowers may increase in prevalence. Such techniques include, without limitation, borrowers (and sometimes a subset of existing creditors) taking advantage of flexibility provided in underlying loan documentation and limited lender protections, and borrowers seeking to raise priming debt or structurally senior debt secured by all or a portion of the existing collateral whether through uptier cashless debt exchanges or through asset drop-down transactions while subordinating existing creditors to a subset of participating creditors. In such transactions, the existing debt of the subset of participating creditors may be exchanged at a higher exchange rate than the debt of the non-participating creditors, resulting in the participating creditors realizing increased recovery prospects which are greater than, and at the expense of, the remaining existing creditors. To the extent the Company acquires a Portfolio Loan and subsequently is unable to participate in an uptier cashless loan exchange, an asset drop-down transaction or another form of a liability management transaction, it may not realize the same recovery prospects on such Portfolio Loan as the participating lenders in such transactions.

If We Are Not Treated as a “Publicly Offered Regulated Investment Company,” as Defined in the Code, Our Shareholders That Are Individuals, Trusts or Estates Will Be Taxed as Though They Received a Distribution of Some of Our Expenses

We do not expect to be treated initially as a “publicly offered regulated investment company.” Until and unless we are treated as a “publicly offered regulated investment company” as a result of either (1) Common Shares and our preferred shares collectively being held by at least 500 persons at all times during a taxable year, (2) Common Shares are continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (3) Common Shares being treated as regularly traded on an established securities market, each U.S. shareholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from us in the amount of such U.S. shareholder’s allocable share of the management and incentive fees paid to our investment adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. shareholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. shareholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. shareholder’s miscellaneous itemized deductions exceeds 2% of such U.S. shareholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Net Assets” in this report and our Current Report on Form 8-K filed on February 6, 2025 for the issuance of Common Shares for the three months ended March 31, 2025.

The issuance of Common Shares is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company relies, in part, upon representations from the relevant investor in the Subscription Agreement that the investor is an “accredited investor” as defined in Regulation D under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibits
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document
101.PRE	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Antares Strategic Credit Fund

Date:	May 14, 2025	/s/ Vivek Mathew
Vivek Mathew
Chief Executive Officer

Date:	May 14, 2025	/s/ Monica Kelsey
Monica Kelsey
Chief Financial Officer