Form 10-Q
period 2025-06-30
Antares Strategic Credit Fund
filed 2025-08-13
CIK 1993402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________

FORM 10-Q

_______________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of Registrant’s common shares of beneficial interest ("Common Shares"), $0.001 par value per share, outstanding as of August 13, 2025 was 74,543,881.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments, at fair value (amortized cost — $3,100,963 and $2,132,063 as of June 30, 2025 and December 31, 2024, respectively)	$3,101,926	$2,131,829
Short-term investments (amortized cost — $58,644 and $0 as of June 30, 2025 and December 31, 2024, respectively) (1)	58,644	—
Total investments at fair value	3,160,570	2,131,829
Cash and cash equivalents (1)	51,487	79,193
Foreign currencies (cost — $8,625 and $2,623 as of June 30, 2025 and December 31, 2024, respectively)	8,795	2,567
Interest receivable from non-controlled/non-affiliated investments	12,618	10,481
Dividend receivable from non-controlled/non-affiliated investments	183	—
Deferred offering costs	40	91
Receivable for investments sold / repaid	6,571	6,776
Prepaid expenses and other assets	198	16
Total assets	$3,240,462	$2,230,953

LIABILITIES
Debt outstanding	$1,444,857	$918,277
Less: Deferred financing costs	(10,533)	(10,538)
Total debt, net of deferred financing costs	1,434,324	907,739
Payable for investments purchased	43,136	33,781
Interest payable	5,970	3,754
Distributions payable	40,069	32,223
Administrative service fee payable	442	377
Accrued expenses and other liabilities	3,486	1,920
Management fees payable	8,976	1,769
Income based incentive fee payable	10,338	2,155
Excise tax payable	—	266
Capital gains incentive fee payable	—	165
Due to affiliates	786	143
Total liabilities	1,547,527	984,292
Commitments and contingencies (Note 7)
NET ASSETS
Common Shares, par value $0.001 (66,537,877 and 48,823,039 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	67	49
Paid-in capital in excess of par value	1,685,632	1,234,192
Accumulated net distributable earnings	7,236	12,420
Total net assets	1,692,935	1,246,661
Total liabilities and net assets	$3,240,462	$2,230,953
Net asset value per share	$25.44	$25.53
(1)
The Company has made a prospective presentation change to reclassify money market fund investments as short-term investments, resulting in their exclusion from cash and cash equivalents as of June 30, 2025. See Note 2 for additional detail.

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment income:
From total investments:
Interest income	$66,947	$18,998	$121,360	$29,796
Payment-in-kind interest income	773	85	1,238	136
Dividend income	1,053	102	1,063	102
Other income	3,157	3,613	5,423	3,696
Total investment income	71,930	22,798	129,084	33,730
Expenses:
Interest and debt expenses	19,952	3,381	34,918	6,332
Management fees (Note 3)	4,855	843	8,976	843
Income based incentive fee (Note 3)	5,706	2,330	10,338	3,248
Capital gains incentive fee (Note 3)	—	107	(330)	174
Administrative service fee	146	192	301	300
Board of Trustees’ fee	70	59	147	119
Other general and administrative expenses	1,271	457	2,075	876
Organization and offering costs	23	70	106	121
Total expenses	32,023	7,439	56,531	12,013
Management fees waiver (Note 3)	—	(843)	—	(843)
Incentive fees waiver (Note 3)	—	(2,437)	165	(3,422)
Net expenses, net of fee waivers	32,023	4,159	56,696	7,748
Net investment income (loss)	39,907	18,639	72,388	25,982

Net realized and change in unrealized gain (loss):
Net realized gains (losses):
Non-controlled/non-affiliated investments	(118)	147	(861)	141
Foreign currency transactions	(186)	(179)	(204)	(179)
Total net realized gain (loss)	(304)	(32)	(1,065)	(38)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	4,861	793	1,197	1,335
Translation of assets and liabilities in foreign currencies	(3,015)	84	(3,237)	84
Total net change in unrealized appreciation (depreciation)	1,846	877	(2,040)	1,419
Total net realized and change in unrealized gain (loss)	1,542	845	(3,105)	1,381
Net increase (decrease) in net assets resulting from operations	$41,449	$19,484	$69,283	$27,363

Per share information
Net investment income (loss) per share (basic and diluted)	$0.60	$0.86	$1.17	$1.50
Earnings per share (basic and diluted)	$0.62	$0.90	$1.12	$1.58
Distributions declared per share	$0.60	$0.63	$1.20	$1.16
Weighted average shares outstanding (basic and diluted)	66,322,910	21,596,404	61,826,775	17,325,279

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(in thousands, except shares)

Three Months Ended June 30, 2025

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	57,501,883	$58	$1,455,867	$5,856	$1,461,781
Operations:
Net investment income (loss)	—	—	—	39,907	39,907
Net realized gain (loss)	—	—	—	(304)	(304)
Net change in unrealized appreciation (depreciation)	—	—	—	1,846	1,846
Net increase (decrease) in net assets resulting from operations	—	—	—	41,449	41,449
Capital Transactions:
Issuance of shares	8,311,477	8	211,269	—	211,277
Common Shares issued from reinvestment of distributions	724,517	1	18,496	—	18,497
Distributions to shareholders	—	—	—	(40,069)	(40,069)
Net increase (decrease) in net assets resulting from capital transactions	9,035,994	9	229,765	(40,069)	189,705
Total net increase (decrease)	9,035,994	9	229,765	1,380	231,154
Net assets at end of period	66,537,877	$67	$1,685,632	$7,236	$1,692,935

Six Months Ended June 30, 2025

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	48,823,039	$49	$1,234,192	$12,420	$1,246,661
Operations:
Net investment income (loss)	—	—	—	72,388	72,388
Net realized gain (loss)	—	—	—	(1,065)	(1,065)
Net change in unrealized appreciation (depreciation)	—	—	—	(2,040)	(2,040)
Net increase (decrease) in net assets resulting from operations	—	—	—	69,283	69,283
Capital Transactions:
Issuance of shares	16,326,718	17	415,889	—	415,906
Common Shares issued from reinvestment of distributions	1,388,120	1	35,551	—	35,552
Distributions to shareholders	—	—	—	(74,467)	(74,467)
Net increase (decrease) in net assets resulting from capital transactions	17,714,838	18	451,440	(74,467)	376,991
Total net increase (decrease)	17,714,838	18	451,440	(5,184)	446,274
Net assets at end of period	66,537,877	$67	$1,685,632	$7,236	$1,692,935

Three Months Ended June 30, 2024

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	12,001,000	$12	$300,013	$1,518	$301,543
Operations:
Net investment income (loss)	—	—	—	18,639	18,639
Net realized gain (loss)	—	—	—	(32)	(32)
Net change in unrealized appreciation (depreciation)	—	—	—	877	877
Net increase (decrease) in net assets resulting from operations	—	—	—	19,484	19,484
Capital Transactions:
Issuance of shares	9,595,404	10	241,123	—	241,133
Distributions to shareholders	—	—	—	(13,606)	(13,606)
Net increase (decrease) in net assets resulting from capital transactions	9,595,404	10	241,123	(13,606)	227,527
Total net increase (decrease)	9,595,404	10	241,123	5,878	247,011
Net assets at end of period	21,596,404	$22	$541,136	$7,396	$548,554

Six Months Ended June 30, 2024

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	1,000	$—	$25	$—	$25
Operations:
Net investment income (loss)	—	—	—	25,982	25,982
Net realized gain (loss)	—	—	—	(38)	(38)
Net change in unrealized appreciation (depreciation)	—	—	—	1,419	1,419
Net increase (decrease) in net assets resulting from operations	—	—	—	27,363	27,363
Capital Transactions:
Issuance of shares	21,595,404	22	541,111	—	541,133
Distributions to shareholders	—	—	—	(19,967)	(19,967)
Net increase (decrease) in net assets resulting from capital transactions	21,595,404	22	541,111	(19,967)	521,166
Total net increase (decrease)	21,595,404	22	541,111	7,396	548,529
Net assets at end of period	21,596,404	$22	$541,136	$7,396	$548,554

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2025	2024
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$69,283	$27,363
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Accrued interest and dividends received in-kind	(2,109)	(158)
Net accretion of discount and amortization of premium	(2,563)	(1,012)
Proceeds from sale of investments and principal repayments	182,808	50,223
Purchases of investments	(1,147,897)	(779,490)
Purchase/sale of short-term investments, net (1)	4,271	—
Net realized (gains) losses on investments	861	(141)
Net change in unrealized (appreciation) depreciation on investments	(1,197)	(1,335)
Amortization of deferred financing costs	1,262	325
Amortization of deferred offering costs	106	—
(Increase) decrease in operating assets:
Interest receivable from non-controlled/non-affiliated investments	(2,137)	(6,206)
Dividend receivable from non-controlled/non-affiliated investments	(183)	—
Receivable for investments sold / repaid	205	(2,525)
Prepaid expenses and other assets	(182)	(168)
Increase (decrease) in operating liabilities:
Due to affiliates	643	1,014
Payable for investments purchased	9,355	149,084
Management fees payable	7,207	—
Income based incentive fee payable	8,183	—
Capital gains incentive fee payable	(165)	—
Interest payable	2,216	2,597
Administrative service fee payable	65	192
Excise tax payable	(266)	—
Accrued expenses and other liabilities	1,566	848
Net cash provided by (used in) operating activities	(868,668)	(559,389)
Cash flow from financing activities
Proceeds from issuance of shares, net of subscription receivable	415,906	241,158
Debt borrowings	974,133	602,274
Debt repayments	(447,553)	(215,000)
Distributions paid	(31,069)	(6,361)
Deferred offering costs paid	(55)	(164)
Deferred financing costs paid	(1,257)	(3,610)
Net cash provided by (used in) financing activities	910,105	618,297
Net increase (decrease) in cash and cash equivalents	41,437	58,908
Cash, cash equivalents and foreign currencies at the beginning of period (1)	18,845	—
Cash, cash equivalents and foreign currencies at the end of period (1)	$60,282	$58,908
Supplemental disclosure of cash flow information and non-cash financing activities
Cash paid for interest	$31,440	$3,411
Cash paid for taxes	284	—
Equity issued in kind (Note 8)	—	300,000
Investments purchased in kind (Note 8)	—	300,000
Distributions payable	40,069	13,606
(1)
The Company has made a prospective presentation change to reclassify money market fund investments as short-term investments, resulting in their exclusion from cash and cash equivalents as of June 30, 2025. As a result, cash and cash equivalents at the beginning of this period exclude $62,915 of money market fund investments. See Note 2 for additional detail.

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
Secured Debt
Aerospace and Defense
Bleriot US Bidco Inc.	(5)(15)(19)	First Lien Term Loan	S + 2.75%	7.04%	10/31/2030	$4,130	$4,129	$4,144	0.24%
Peraton Corp.	(5)(8)(15)(17)	First Lien Term Loan	S + 3.75%	8.17%	2/1/2028	4,934	4,939	4,370	0.26
TransDigm Inc.	(5)(6)(15)(19)	First Lien Term Loan	S + 2.75%	7.04%	3/22/2030	3,687	3,702	3,705	0.22
							12,770	12,219	0.72
Air Freight and Logistics
American Trailer Rental Group, LLC	(13)(15)(16)	First Lien Term Loan	S + 5.50%	9.90%	6/1/2027	40	40	36	—
American Trailer Rental Group, LLC	(13)(15)(16)	First Lien Term Loan	S + 5.69%	10.13%	6/1/2027	130	130	117	0.01
American Trailer Rental Group, LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	10.04%	6/1/2027	35	34	31	—
American Trailer Rental Group, LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.69%	10.23%	6/1/2027	33	33	30	—
American Trailer Rental Group, LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	10.15%	6/1/2027	9	9	8	—
Kenco PPC Buyer LLC	(13)(15)(16)	First Lien Term Loan	S + 4.75%	8.90%	11/15/2029	12,528	12,468	12,466	0.74
Kenco PPC Buyer LLC	(7)(13)(15)(16)	First Lien Revolver	P + 3.75%	11.25%	11/15/2029	837	80	79	—
Lightbeam Bidco Inc.	(8)(17)	First Lien Term Loan	S + 5.00%	9.32%	5/4/2030	3,879	3,879	3,879	0.23
Lightbeam Bidco Inc.	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	5/4/2030	588	588	588	0.04
Lightbeam Bidco Inc.	(7)(15)(19)	First Lien Revolver	S + 5.00%	9.32%	5/4/2029	476	214	214	0.01
							17,475	17,448	1.03
Automobile Components
Enthusiast Auto Holdings, LLC	(8)(16)	First Lien Term Loan	S + 4.75%	9.07%	12/21/2026	1,477	1,464	1,477	0.09
Enthusiast Auto Holdings, LLC	(8)(16)	First Lien Term Loan	S + 4.75%	9.07%	12/21/2026	1,477	1,474	1,477	0.09
First Brands Group, LLC	(5)(6)(8)(16)	First Lien Term Loan	S + 5.00%	9.55%	3/30/2027	3,949	3,948	3,740	0.22
JHCC Holdings LLC	(8)(16)	First Lien Term Loan	S + 5.25%	9.54%	9/9/2027	3,110	3,106	3,089	0.18
JHCC Holdings LLC	(8)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	9/9/2027	11,194	11,178	11,116	0.66
JHCC Holdings LLC	(7)(15)(16)	First Lien Revolver	P + 4.25%	11.75%	9/9/2027	249	74	73	—
Majco LLC	(8)(16)	First Lien Term Loan	S + 4.50%	8.94%	12/4/2028	246	243	246	0.01
OAC Holdings I Corp.	(8)(16)	First Lien Term Loan	S + 4.75%	9.19%	3/30/2029	2,772	2,688	2,772	0.16
Quality Automotive Services, LLC	(8)(16)	First Lien Term Loan	S + 5.00%	9.29%	7/16/2027	2,368	2,362	2,354	0.14
Quality Automotive Services, LLC	(13)(15)(16)	First Lien Term Loan	S + 5.00%	9.29%	7/16/2027	6,193	6,171	6,156	0.36
Quality Automotive Services, LLC	(8)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	7/16/2027	466	464	463	0.03
Quality Automotive Services, LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	7/16/2027	3,615	1,663	1,655	0.10
Quality Automotive Services, LLC	(7)(15)(16)	First Lien Revolver	S + 6.00%	10.29%	7/16/2027	130	—	(1)	—
							34,835	34,617	2.04
Beverages
Pegasus BidCo B.V.	(5)(6)(15)(19)	First Lien Term Loan	S + 3.25%	7.54%	7/12/2029	6,199	6,187	6,245	0.37
							6,187	6,245	0.37
Broadline Retail
Peer Holding III B.V.	(5)(6)(15)(19)	First Lien Term Loan	S + 2.50%	6.79%	7/1/2031	4,728	4,731	4,759	0.28
							4,731	4,759	0.28

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Building Products
80/20, LLC	(8)(16)	First Lien Term Loan	S + 5.00%	9.44%	3/1/2027	$247	$245	$246	0.01%
MDC Interior Acquisition Inc	(8)(13)(16)	First Lien Term Loan	S + 5.00%	9.29%	4/26/2030	14,589	14,408	14,553	0.86
MDC Interior Acquisition Inc	(7)(13)(15)(16)	First Lien Revolver	S + 5.25%	9.54%	4/26/2030	2,084	(31)	(5)	—
SureWerx Purchaser III Inc.	(8)(17)	First Lien Term Loan	S + 5.25%	9.54%	12/28/2029	246	246	246	0.02
SureWerx Purchaser III Inc.	(8)(13)(17)	First Lien Term Loan	C + 5.25%	8.00%	12/28/2029	CAD 16,989	12,410	12,001	0.71
SureWerx Purchaser III Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.25%	9.54%	12/28/2028	1,730	658	662	0.04
SureWerx Purchaser III Inc.	(3)(13)(15)(19)	First Lien Revolver	C + 5.25%	8.00%	12/28/2028	CAD —	—	—	—
WST USA Holdco, Inc.	(6)(8)(16)	First Lien Term Loan	S + 4.75%	9.14%	3/31/2027	2,463	2,463	2,444	0.14
WST USA Holdco, Inc.	(6)(7)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	9.14%	3/31/2027	2,489	895	887	0.05
							31,294	31,034	1.83
Capital Markets
Allworth Financial Group, L.P.	(8)(16)	First Lien Term Loan	S + 4.75%	9.07%	12/23/2027	2,518	2,518	2,518	0.15
Allworth Financial Group, L.P.	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	12/23/2027	2,405	2,405	2,405	0.14
Arax MidCo, LLC	(8)(13)(15)(16)	First Lien Term Loan	S + 5.00%	9.29%	4/11/2029	17,468	17,366	17,383	1.04
Arax MidCo, LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	4/11/2029	9,091	(22)	(45)	—
Arax MidCo, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	10.07%	4/11/2029	1,395	(16)	(7)	—
Arax MidCo, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	9.29%	4/11/2029	1,293	98	107	0.01
AQ Sage Buyer, LLC	(8)(16)	First Lien Term Loan	S + 6.00%	10.44%	1/25/2027	184	181	175	0.01
AQ Sage Buyer, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 6.00%	10.44%	1/25/2027	62	61	59	—
Cub Financing Intermediate, LLC	(8)(13)(18)	First Lien Term Loan	S + 4.75%	9.04%	6/28/2030	10,729	10,684	10,729	0.63
Cub Financing Intermediate, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	6/28/2030	4,967	(10)	—	—
Edgeco Buyer, Inc.	(8)(13)(16)	First Lien Term Loan	S + 4.50%	8.82%	6/1/2028	2,192	2,185	2,181	0.13
Edgeco Buyer, Inc.	(8)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.82%	6/1/2028	343	342	341	0.02
Edgeco Buyer, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.82%	6/1/2028	3,383	405	395	0.02
Edgeco Buyer, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 4.50%	8.82%	6/1/2028	338	(2)	(2)	—
Lido Advisors, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	9.57%	5/9/2032	10,640	(26)	(36)	—
Lido Advisors, LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	5/9/2032	1,596	1,584	1,590	0.09
Lido Advisors, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.79%	5/9/2032	3,452	3,452	3,440	0.20
Lido Advisors, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 5.50%	9.82%	5/9/2032	1,862	612	614	0.04
R&T Acquisitions, LLC	(8)(15)(16)	First Lien Term Loan	S + 5.25%	9.54%	8/31/2030	2,077	2,062	2,032	0.12
R&T Acquisitions, LLC	(7)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	10.04%	8/31/2030	463	(4)	(10)	—
							43,875	43,869	2.60

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Chemicals
Americhem, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	9.07%	3/1/2032	$24,501	$24,381	$24,256	1.43%
Americhem, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	3/1/2032	6,278	(15)	(63)	—
Americhem, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	9.07%	3/1/2032	4,447	(22)	(44)	—
Aurora Plastics, LLC	(8)(17)	First Lien Term Loan	S + 4.75%	9.17%	8/12/2030	35,520	35,359	35,353	2.09
Aurora Plastics, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	9.17%	8/12/2030	50	41	50	—
Aurora Plastics, LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.75%	9.17%	8/12/2030	2,850	—	(13)	—
DCG Acquisition Corp.	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.79%	6/13/2031	26,360	26,312	26,096	1.54
DCG Acquisition Corp.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.79%	6/13/2031	4,408	2,627	2,601	0.15
DCG Acquisition Corp.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.79%	6/13/2031	4,408	(11)	(44)	—
LTI Holdings, Inc.	(5)(15)(19)	First Lien Term Loan	S + 4.25%	8.57%	7/29/2029	3,796	3,758	3,800	0.22
Lubricant Engineers	(8)(16)	First Lien Term Loan	S + 5.25%	9.54%	9/1/2029	246	240	245	0.01
Lubricant Engineers	(8)(13)(15)(16)	First Lien Term Loan	S + 5.25%	9.54%	9/1/2029	19,317	19,265	19,221	1.14
Lubricant Engineers	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	9/1/2029	3,429	(13)	(17)	—
Lubricant Engineers	(7)(13)(15)(16)	First Lien Revolver	S + 5.25%	9.54%	9/1/2029	2,212	(11)	(11)	—
Lummus Technology Holdings V LLC	(5)(8)(19)	First Lien Term Loan	S + 3.00%	7.32%	12/31/2029	4,938	4,964	4,959	0.29
Plaskolite PPC Intermediate II LLC	(5)(15)(16)	First Lien Term Loan	S + 4.00%	11.33% (Incl. 3.00% PIK)	5/9/2030	3,238	3,206	3,131	0.19
Plaskolite PPC Intermediate II LLC	(5)(7)(15)(17)	First Lien Revolver	S + 7.00%	11.32%	2/7/2030	236	11	5	—
Tangent Technologies Acquisition, LLC	(8)(16)	First Lien Term Loan	S + 4.75%	9.19%	11/30/2027	246	244	245	0.01
							120,336	119,770	7.07
Commercial Services and Supplies
Acuren Delaware Holdco, Inc.	(5)(6)(15)(19)	First Lien Term Loan	S + 2.75%	7.07%	7/31/2031	2,736	2,736	2,743	0.16
Anticimex Global AB	(5)(6)(15)(18)	First Lien Term Loan	S + 3.40%	7.69%	11/16/2028	1,608	1,608	1,617	0.10
Ares Holdings, LLC	(8)(16)	First Lien Term Loan	S + 5.00%	9.29%	11/18/2027	985	974	980	0.06
Ares Holdings, LLC	(8)(16)	First Lien Term Loan	S + 5.00%	9.32%	11/18/2027	3,842	3,812	3,825	0.23
Ares Holdings, LLC	(8)(13)(15)(16)	First Lien Term Loan	S + 5.00%	9.32%	11/18/2027	7,327	7,301	7,295	0.43
Ares Holdings, LLC	(7)(15)(19)	First Lien Revolver	P + 5.00%	12.50%	11/18/2027	747	130	130	0.01
AWP Group Holdings, Inc.	(8)(15)(16)	First Lien Term Loan	S + 4.75%	9.07%	12/23/2030	6,003	5,989	5,942	0.35
AWP Group Holdings, Inc.	(7)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	12/23/2030	12,938	4,628	4,547	0.27
AWP Group Holdings, Inc.	(7)(15)(16)	First Lien Revolver	S + 4.75%	9.07%	12/23/2030	47	18	17	—
BCPE Empire Holdings, Inc.	(5)(8)(15)(18)	First Lien Term Loan	S + 3.25%	7.57%	12/11/2030	5,583	5,592	5,558	0.33
BIFM CA Buyer Inc.	(5)(6)(15)(18)	First Lien Term Loan	S + 3.75%	8.07%	5/31/2028	4,842	4,839	4,868	0.29
CoolSys, Inc.	(5)(8)(17)	First Lien Term Loan	S + 4.75%	9.30%	8/11/2028	246	235	208	0.01
Discovery Purchaser Corporation	(5)(6)(15)(18)	First Lien Term Loan	S + 3.75%	8.04%	10/4/2029	3,824	3,830	3,823	0.23
EXT Acquisitions, Inc.	(8)(16)	First Lien Term Loan	S + 5.00%	9.44%	6/26/2026	230	230	229	0.01
EXT Acquisitions, Inc.	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	9.44%	6/26/2026	15	15	15	—
FL Hawk Intermediate Holdings, Inc.	(8)(13)(16)	First Lien Term Loan	S + 4.50%	8.79%	2/22/2030	6,059	6,036	6,059	0.36
FL Hawk Intermediate Holdings, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 4.50%	8.79%	2/22/2029	1,190	—	—	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies (continued)
Fresh Holdco, Inc.	(8)(16)	First Lien Term Loan	S + 5.00%	9.54%	1/24/2026	$246	$246	$246	0.01%
HeartLand PPC Buyer, LLC	(8)(17)	First Lien Term Loan	S + 5.25%	9.54%	12/12/2029	2,963	2,933	2,963	0.19
Hercules Borrower LLC	(8)(16)	First Lien Term Loan	S + 5.50%	9.79%	12/14/2026	2,327	2,327	2,316	0.14
Hercules Borrower LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.89%	12/14/2026	302	302	301	0.02
Hercules Borrower LLC	(7)(15)(16)	First Lien Revolver	S + 6.25%	10.54%	12/14/2026	960	—	(2)	—
High Bar Brands Operating, LLC	(6)(8)(16)	First Lien Term Loan	S + 5.25%	9.54%	12/19/2029	246	243	244	0.01
HP RSS Buyer, Inc.	(8)(17)	First Lien Term Loan	S + 5.00%	9.29%	12/11/2029	4,938	4,889	4,900	0.29
Low Voltage Holdings INC.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	9.04%	4/28/2032	24,915	24,824	24,915	1.47
Low Voltage Holdings INC.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	4/28/2032	7,253	(13)	—	—
Low Voltage Holdings INC.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	9.04%	4/28/2032	3,197	(12)	—	—
Low Voltage Holdings INC.	(7)(13)(15)(17)	First Lien Revolver	C + 4.75%	7.50%	4/28/2032	CAD 400	(1)	—	—
Monarch Landscape Holdings, LLC	(8)(17)	First Lien Term Loan	S + 5.00%	9.29%	10/2/2028	1,786	1,784	1,786	0.11
Monarch Landscape Holdings, LLC	(8)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	10/2/2028	1,172	1,163	1,172	0.07
Onyx-Fire Protection Services Inc.	(6)(13)(15)(17)	First Lien Term Loan	C + 4.50%	7.25%	7/31/2031	CAD 17,894	12,877	13,084	0.77
Onyx-Fire Protection Services Inc.	(6)(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	C + 4.50%	7.25%	7/31/2031	CAD 2,403	(5)	(9)	—
Onyx-Fire Protection Services Inc.	(6)(7)(13)(15)(17)	First Lien Revolver	C + 4.50%	7.25%	7/31/2031	CAD 4,378	200	198	0.01
Palmetto Acquisitionco Inc.	(8)(16)	First Lien Term Loan	S + 5.75%	10.04%	9/18/2029	246	244	244	0.01
Project Boost Purchaser, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.00%	7.29%	7/16/2031	6,463	6,460	6,482	0.38
The Hiller Companies, LLC	(13)(15)(17)	First Lien Term Loan	S + 5.00%	9.29%	6/20/2030	15,580	15,517	15,464	0.91
The Hiller Companies, LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	6/20/2030	4,308	3,693	3,685	0.22
The Hiller Companies, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	9.29%	6/20/2030	2,730	(14)	(20)	—
Thermostat Purchaser III, Inc.	(5)(8)(15)(17)	First Lien Term Loan	S + 4.25%	8.54%	8/31/2028	5,197	5,194	5,214	0.31
Soliant Lower Intermediate, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.75%	7.90%	7/18/2031	2,771	2,746	2,755	0.16
Valet Waste Holdings, Inc.	(13)(15)(16)	First Lien Term Loan	S + 6.00%	10.32%	5/1/2029	31,403	31,335	31,403	1.86
Valet Waste Holdings, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 6.00%	10.32%	5/1/2029	1,429	755	758	0.04
WRE Holding Corp.	(13)(15)(19)	First Lien Term Loan	S + 5.00%	9.29%	7/2/2031	846	846	840	0.05
WRE Holding Corp.	(13)(15)(17)	First Lien Term Loan	S + 5.00%	9.29%	7/2/2031	510	510	506	0.03
WRE Holding Corp.	(13)(15)(19)	First Lien Term Loan	S + 5.00%	9.29%	7/2/2031	397	396	394	0.02
WRE Holding Corp.	(13)(15)(17)	First Lien Term Loan	S + 5.00%	9.15%	7/2/2031	8,243	8,207	8,181	0.48
WRE Holding Corp.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.15%	7/2/2031	368	137	136	0.01
WRE Holding Corp.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	9.15%	7/2/2030	1,133	(5)	(8)	—
YLG Holdings, Inc.	(8)(13)(15)(17)	First Lien Term Loan	S + 4.75%	9.04%	12/23/2030	26,955	26,900	26,821	1.58
YLG Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	12/23/2030	5,509	2,686	2,670	0.16
YLG Holdings, Inc.	(7)(15)(17)	First Lien Revolver	S + 5.00%	9.29%	12/23/2030	3,270	365	354	0.02
Zinc Buyer Corporation	(8)(13)(15)(17)	First Lien Term Loan	S + 4.75%	9.04%	7/24/2031	18,353	18,325	18,215	1.08
Zinc Buyer Corporation	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	7/24/2031	2,133	(9)	(16)	—
Zinc Buyer Corporation	(7)(13)(15)(17)	First Lien Revolver	P + 3.75%	11.25%	7/24/2031	2,028	401	390	0.02
Zone Climate Services, Inc.	(8)(16)	First Lien Term Loan	S + 5.50%	9.94%	3/9/2028	2,954	2,914	2,895	0.17
							227,333	227,333	13.44

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Construction & Engineering
Hydraulic Technologies USA LLC	(8)(13)(16)	First Lien Term Loan	S + 5.50%	9.79%	6/3/2031	$17,372	$17,059	$17,112	1.01%
Hydraulic Technologies USA LLC	(7)(13)(15)(16)	First Lien Revolver	S + 5.50%	9.79%	6/3/2030	2,384	763	775	0.05
Kleinfelder Intermediate LLC	(8)(17)	First Lien Term Loan	S + 5.00%	9.29%	9/18/2030	246	246	244	0.01
MEI Buyer LLC	(8)(16)	First Lien Term Loan	S + 5.00%	9.32%	6/29/2029	4,254	4,232	4,254	0.25
MEI Buyer LLC	(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	6/29/2029	676	663	676	0.04
Trilon Group, LLC	(8)(13)(15)(16)	First Lien Term Loan	S + 4.75%	9.04%	5/27/2029	3,009	2,989	2,979	0.18
Trilon Group, LLC	(8)(13)(16)	First Lien Term Loan	S + 4.75%	9.04%	5/27/2029	3,010	2,987	2,980	0.18
Trilon Group, LLC	(8)(13)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	5/27/2029	113	112	112	0.01
Trilon Group, LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	5/27/2029	3,009	—	(30)	—
Trilon Group, LLC	(8)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	5/27/2029	4,277	4,224	4,235	0.25
Trilon Group, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 4.75%	9.04%	5/27/2029	1,218	532	532	0.03
							33,807	33,869	2.01
Construction Materials
Arrow Tru-Line Holding, LLC	(8)(16)	First Lien Term Loan	S + 5.63%	10.21%	9/20/2027	238	235	238	0.01
Pearlman Enterprises Inc.	(8)(16)	First Lien Term Loan	S + 4.75%	9.17%	5/5/2027	2,962	2,949	2,858	0.17
Profile Products LLC	(8)(17)	First Lien Term Loan	S + 5.50%	9.89%	11/12/2027	246	243	243	0.01
Red Fox CD Acquisition Corporation	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 6.00%	10.29%	3/4/2030	26,978	22,177	22,147	1.31
							25,604	25,486	1.50
Containers and Packaging
Berlin Packaging L.L.C.	(5)(6)(8)(19)	First Lien Term Loan	S + 3.50%	7.82%	6/7/2031	4,963	4,959	4,986	0.30
CFs Brands, LLC	(8)(16)	First Lien Term Loan	S + 5.00%	9.32%	10/2/2030	246	244	246	0.01
Charter Next Generation, Inc.	(5)(15)(17)	First Lien Term Loan	S + 2.75%	7.07%	12/2/2030	3,095	3,095	3,109	0.18
Cold Chain Technologies, LLC	(13)(15)(16)	First Lien Term Loan	S + 5.75%	10.04%	7/2/2026	18,146	18,125	18,110	1.07
Cold Chain Technologies, LLC	(7)(15)(16)	First Lien Revolver	S + 5.75%	10.04%	7/2/2026	197	103	103	0.01
Clydesdale Acquisition Holdings, Inc.	(5)(15)(18)	First Lien Term Loan	S + 3.25%	7.57%	4/1/2032	4,423	4,392	4,410	0.26
Clydesdale Acquisition Holdings, Inc.	(5)(7)(15)(18)	First Lien Delayed Draw Term Loan	S + 3.25%	7.57%	4/1/2032	77	2	2	—
Packaging Coordinators Midco, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	9.04%	1/21/2032	24,512	24,490	24,512	1.45
Packaging Coordinators Midco, Inc.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	1/21/2032	13,019	—	—	—
Packaging Coordinators Midco, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	9.04%	1/21/2032	2,469	(3)	—	—
Pregis TopCo LLC	(5)(15)(19)	First Lien Term Loan	S + 4.00%	8.32%	2/1/2029	4,489	4,504	4,507	0.27
Pro Mach Group, Inc.	(5)(15)(16)	First Lien Term Loan	S + 2.75%	7.07%	8/31/2028	2,993	2,967	3,002	0.18
Rohrer Corp.	(8)(16)	First Lien Term Loan	S + 5.00%	9.40%	3/15/2027	247	245	247	0.01

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Containers and Packaging (continued)
St Athena Global LLC	(6)(8)(13)(15)(17)	First Lien Term Loan	S + 5.25%	9.54%	6/26/2030	$2,824	$2,807	$2,788	0.16%
St Athena Global LLC	(6)(8)(13)(17)	First Lien Term Loan	SON + 5.25%	9.47%	6/26/2030	GBP 1,278	1,603	1,729	0.10
St Athena Global LLC	(6)(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	6/26/2030	119	(1)	(2)	—
St Athena Global LLC	(6)(7)(13)(15)(17)	First Lien Revolver	S + 5.25%	9.54%	6/26/2029	390	130	128	0.01
Tank Holding Corp.	(8)(17)	First Lien Term Loan	S + 5.75%	10.17%	3/31/2028	246	239	233	0.01
Trident TPI Holdings, Inc.	(5)(15)(18)	First Lien Term Loan	S + 3.75%	7.90%	9/15/2028	3,638	3,639	3,579	0.21
Verde Purchaser, LLC	(5)(15)(19)	First Lien Term Loan	S + 4.00%	8.29%	11/30/2030	4,796	4,802	4,819	0.29
							76,342	76,508	4.52
Distributors
Aurora Parts & Accessories LLC	(8)(16)	First Lien Term Loan	S + 5.50%	9.94%	1/13/2029	246	246	245	0.01
BC Group Holdings, Inc.	(8)(17)	First Lien Term Loan	S + 4.75%	9.04%	12/21/2026	238	237	236	0.01
BC Group Holdings, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	9.04%	12/21/2026	2,412	2,408	2,394	0.14
BC Group Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	12/21/2026	8,015	5,890	5,840	0.35
Blackbird Purchaser, Inc.	(8)(17)	First Lien Term Loan	S + 5.50%	9.79%	12/19/2030	4,632	4,594	4,632	0.27
Blackbird Purchaser, Inc.	(7)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.50%	9.79%	12/19/2030	923	505	513	0.03
Blackbird Purchaser, Inc.	(7)(15)(17)	First Lien Revolver	S + 5.50%	9.79%	12/19/2029	619	305	309	0.02
Blackhawk Industrial Distribution, Inc.	(8)(15)(16)	First Lien Term Loan	S + 5.25%	9.69%	9/17/2026	7,040	7,040	7,000	0.41
Blackhawk Industrial Distribution, Inc.	(8)(13)(15)(16)	First Lien Term Loan	S + 5.25%	9.69%	9/17/2026	3,101	3,093	3,083	0.18
Blackhawk Industrial Distribution, Inc.	(7)(15)(16)	First Lien Revolver	S + 5.25%	9.69%	9/17/2026	3,503	1,915	1,907	0.11
BradyPlus Holdings, LLC	(8)(13)(16)	First Lien Term Loan	S + 5.00%	9.29%	10/31/2029	246	245	246	0.02
Dealer Tire Financial, LLC	(5)(15)(18)	First Lien Term Loan	S + 3.00%	7.32%	7/2/2031	2,530	2,519	2,520	0.15
Johnstone Supply, LLC	(5)(8)(15)(19)	First Lien Term Loan	S + 2.50%	6.82%	6/9/2031	4,915	4,917	4,930	0.29
Motion & Control Enterprises LLC	(8)(13)(16)	First Lien Term Loan	S + 6.00%	10.29%	6/1/2028	3,223	3,206	3,175	0.19
Motion & Control Enterprises LLC	(7)(8)(15)(16)	First Lien Delayed Draw Term Loan	S + 6.00%	10.29%	6/1/2028	2,068	607	584	0.03
Vessco Midco Holdings, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	9.07%	7/24/2031	24,519	24,408	24,397	1.44
Vessco Midco Holdings, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	9.57%	7/24/2031	8,173	3,155	3,147	0.19
Vessco Midco Holdings, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.25%	8.57%	7/24/2031	2,724	(12)	(14)	—
							65,278	65,144	3.84

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services
AAH Topco., LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	3/31/2031	$5,941	$(14)	$(77)	—%
American Residential Services, LLC	(7)(13)(15)(19)	First Lien Revolver	S + 3.00%	7.32%	1/31/2030	1,739	—	(9)	—
Apex Service Partners, LLC	(8)(16)	First Lien Term Loan	S + 5.00%	9.29%	10/24/2030	4,768	4,711	4,747	0.28
Apex Service Partners, LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	10/24/2030	15,102	14,997	15,034	0.89
Apex Service Partners, LLC	(7)(15)(16)	First Lien Revolver	S + 4.00%	8.29%	10/24/2029	378	—	(1)	—
AVE Holdings III, Corp.	(8)(15)(17)	First Lien Term Loan	S + 5.50%	9.90%	2/25/2028	246	244	242	0.01
Ascend Learning, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.00%	7.32%	12/11/2028	6,484	6,427	6,490	0.38
AVG Intermediate Holdings LLC	(8)(16)	First Lien Term Loan	S + 6.00%	10.39%	3/16/2027	825	825	809	0.05
AVG Intermediate Holdings LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 6.00%	10.39%	3/16/2027	3,040	3,040	2,979	0.18
AVG Intermediate Holdings LLC	(7)(15)(16)	First Lien Revolver	S + 6.00%	10.39%	3/16/2027	166	—	(3)	—
COP Hometown Acquisitions, Inc.	(8)(16)	First Lien Term Loan	S + 5.25%	9.57%	7/16/2027	4,937	4,869	4,893	0.29
COP Hometown Acquisistions, Inc.	(8)(13)(15)(16)	First Lien Term Loan	S + 5.25%	9.54%	7/16/2027	1,280	1,274	1,269	0.07
CVP Holdco, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	9.07%	6/30/2031	22,159	22,123	22,108	1.31
CVP Holdco, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	6/30/2031	5,883	1,194	1,193	0.07
CVP Holdco, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	9.32%	6/28/2030	2,353	(6)	(5)	—
EOS Fitness Opco Holdings, LLC	(8)(17)	First Lien Term Loan	S + 5.25%	9.54%	1/5/2028	1,802	1,778	1,802	0.11
EOS Fitness Opco Holdings, LLC	(8)(13)(17)	First Lien Term Loan	S + 5.25%	9.54%	1/5/2028	915	913	915	0.05
EOS Fitness Opco Holdings, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	1/5/2028	1,815	453	463	0.03
EOS Fitness Opco Holdings, LLC	(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	1/5/2028	2,037	2,037	2,037	0.12
EOS Fitness Opco Holdings, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	1/5/2028	169	167	169	0.01
Essential Services Holding Corporation	(13)(15)(17)	First Lien Term Loan	S + 5.00%	9.29%	6/17/2031	10,617	10,596	10,594	0.63
Essential Services Holding Corporation	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	6/17/2031	2,082	(2)	(5)	—
Essential Services Holding Corporation	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	9.29%	6/17/2030	1,301	153	153	0.01
Flint Opco, LLC	(8)(16)	First Lien Term Loan	S + 4.75%	9.04%	8/15/2030	246	244	245	0.01
Flint Opco, LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	8/15/2030	7,470	(19)	(37)	—
Flint Opco, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	8/15/2030	4,059	2,042	2,034	0.12
FSHS I, LLC	(8)(17)	First Lien Term Loan	S + 5.50%	9.82%	11/18/2028	3,965	3,965	3,929	0.23
GS Seer Group Borrower LLC	(8)(16)	First Lien Term Loan	S + 6.75%	11.04%	4/29/2030	4,925	4,844	4,789	0.28
GSV Holding, LLC	(13)(15)(16)	First Lien Term Loan	S + 5.75%	10.05% (Incl. 3.13% PIK)	10/18/2030	37,547	37,389	37,265	2.20
GSV Holding, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 4.25%	8.54%	10/18/2030	1,651	(8)	—	—
Health Buyer LLC	(8)(17)	First Lien Term Loan	S + 5.50%	9.79%	4/29/2029	2,977	2,955	2,949	0.17
Health Buyer LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.50%	9.79%	4/29/2029	12,552	2,461	2,448	0.14
Home Service TopCo IV, Inc.	(8)(16)	First Lien Term Loan	S + 4.50%	8.89%	12/31/2027	4,924	4,924	4,900	0.29

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services (continued)
Innovetive Petcare, LLC	(8)(16)	First Lien Term Loan	S + 5.00%	9.42%	6/30/2028	$193	$188	$191	0.01%
Innovetive Petcare, LLC	(8)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	9.44%	6/30/2028	46	45	46	—
Innovetive Petcare, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	9.47%	6/30/2028	18,783	13,312	13,159	0.78
Learning Care Group (US) No. 2 Inc.	(5)(15)(18)	First Lien Term Loan	S + 4.00%	8.29%	8/11/2028	4,182	4,175	4,184	0.25
PPV Intermediate Holdings, LLC	(8)(17)	First Lien Term Loan	S + 5.75%	10.04%	8/31/2029	241	239	241	0.01
PPV Intermediate Holdings, LLC	(3)(8)(19)	First Lien Delayed Draw Term Loan	N/A	13.75% PIK	8/31/2030	—	—	—	—
PPV Intermediate Holdings, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	8/31/2029	15,023	5,862	5,914	0.35
Seahawk Bidco, LLC	(13)(15)(16)	First Lien Term Loan	S + 4.75%	9.04%	12/19/2031	13,542	13,497	13,508	0.80
Seahawk Bidco, LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	12/19/2031	4,238	1,753	1,756	0.10
Seahawk Bidco, LLC	(7)(13)(15)(19)	First Lien Revolver	S + 5.75%	10.04%	12/19/2030	1,273	(5)	(3)	—
Southern Veterinary Partners, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.25%	7.54%	12/4/2031	6,484	6,465	6,499	0.38
Taymax Group Acquisition, LLC	(8)(16)	First Lien Term Loan	S + 6.00%	10.42%	7/31/2026	1,477	1,477	1,477	0.09
US Fitness Holdings, LLC	(8)(13)(17)	First Lien Term Loan	S + 5.50%	9.79%	9/4/2031	27,431	27,305	27,294	1.61
US Fitness Holdings, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.50%	9.79%	9/4/2031	6,892	(28)	(34)	—
US Fitness Holdings, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.50%	9.79%	9/4/2030	2,651	(13)	(13)	—
Vertex Service Partners, LLC	(8)(17)	First Lien Term Loan	S + 6.00%	10.29%	11/8/2030	247	244	246	0.01
Vertex Service Partners, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	11/8/2030	1,501	291	279	0.02
VPP Intermediate Holdings, LLC	(8)(16)	First Lien Term Loan	S + 5.75%	10.17%	12/1/2027	1,809	1,809	1,804	0.11
VPP Intermediate Holdings, LLC	(15)(19)	First Lien Delayed Draw Term Loan	S + 5.75%	10.07%	12/1/2027	2,207	2,198	2,196	0.13
VPP Intermediate Holdings, LLC	(8)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	10.17%	12/1/2027	2,180	2,180	2,175	0.13
VPP Intermediate Holdings, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	9.67%	12/1/2027	12,953	1,621	1,552	0.09
VPP Intermediate Holdings, LLC	(7)(15)(16)	First Lien Revolver	S + 5.25%	9.57%	12/1/2027	223	—	(1)	—
							217,191	216,789	12.80
Diversified Telecommunication Services
Coral-US Co-Borrower LLC	(5)(6)(15)(19)	First Lien Term Loan	S + 3.25%	7.54%	1/28/2032	2,500	2,478	2,477	0.15
Guardian US Holdco LLC	(5)(8)(15)(18)	First Lien Term Loan	S + 3.50%	7.79%	1/31/2030	4,939	4,947	4,925	0.29
Virgin Media Bristol LLC	(5)(6)(8)(19)	First Lien Term Loan	S + 3.18%	7.42%	3/31/2031	2,877	2,846	2,844	0.17
Zacapa S.a r.l.	(5)(6)(8)(15)(18)	First Lien Term Loan	S + 3.75%	8.04%	3/22/2029	6,857	6,861	6,887	0.41
							17,132	17,133	1.02
Electrical Equipment
Infinite Bidco LLC	(8)(16)	First Lien Term Loan	S + 6.25%	10.54%	3/2/2028	246	244	246	0.01
Power Grid Holdings, Inc.	(8)(15)(17)	First Lien Term Loan	S + 4.75%	9.04%	12/2/2030	10,746	10,699	10,719	0.63
TPC Engineering Holdings, Inc.	(8)(13)(19)	First Lien Term Loan	S + 5.50%	9.92%	2/16/2027	142	142	141	0.01
TPC Engineering Holdings, Inc.	(8)(15)(19)	First Lien Term Loan	S + 5.50%	9.92%	2/16/2027	1,599	1,597	1,591	0.09
TPC Engineering Holdings, Inc.	(8)(19)	First Lien Delayed Draw Term Loan	S + 5.50%	9.92%	2/16/2027	64	64	64	—
TPC Engineering Holdings, Inc.	(7)(15)(19)	First Lien Revolver	S + 5.50%	9.82%	2/16/2027	1,565	774	767	0.06
							13,520	13,528	0.80

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Electronic Equipment, Instruments and Components
AdvancedPCB Intermediate Holdings, Inc.(f/k/a AEP Passion Intermediate Holdings, Inc.)	(13)(15)(16)	First Lien Term Loan	S + 4.60%	10.94% (Incl. 1.90% PIK)	10/5/2027	$250	$250	$234	0.01%
Dwyer Instruments, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.75%	9.04%	7/20/2029	231	228	228	0.01
Dwyer Instruments, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.75%	9.04%	7/20/2029	21,669	21,485	21,452	1.27
Dwyer Instruments, LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	7/20/2029	16	15	16	—
Dwyer Instruments, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	7/20/2029	2,828	(12)	(28)	—
Dwyer Instruments, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	9.04%	7/20/2029	3,394	440	435	0.03
Excelitas Technologies Corp.	(5)(8)(17)	First Lien Term Loan	S + 5.25%	9.57%	8/12/2029	193	191	192	0.01
Excelitas Technologies Corp.	(5)(7)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.57%	8/12/2029	5,044	(10)	(32)	—
Phoenix 1 Buyer Corp.	(8)(17)	First Lien Term Loan	S + 4.75%	9.04%	11/20/2030	247	245	247	0.02
Wildcat Topco, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	9.04%	11/17/2031	18,070	17,996	17,980	1.06
Wildcat Topco, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	11/17/2031	3,243	259	243	0.01
Wildcat Topco, Inc.	(7)(13)(15)(17)	First Lien Revolver	P + 3.75%	11.25%	11/17/2031	3,243	(44)	(16)	—
							41,043	40,951	2.42
Energy Equipment and Services
AMSPEC Parent, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.50%	7.82%	12/22/2031	520	522	523	0.03
AMSPEC Parent, LLC	(5)(7)(15)(19)	First Lien Delayed Draw Term Loan	S + 3.50%	7.82%	12/22/2031	80	—	1	—
CRCI Longhorn Holdings, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.00%	9.32%	8/27/2031	18,086	18,010	17,996	1.06
CRCI Longhorn Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	8/27/2031	4,544	(10)	(23)	—
CRCI Longhorn Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	9.32%	8/27/2031	3,030	(13)	(15)	—
DMC Holdco, LLC	(8)(16)	First Lien Term Loan	S + 4.75%	9.07%	7/13/2029	246	245	244	0.01
Integrated Power Services Holdings, Inc.	(8)(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.94%	11/22/2028	25,215	25,155	25,170	1.49
Integrated Power Services Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.82%	11/22/2028	8,063	(19)	(16)	—
Integrated Power Services Holdings, Inc.	(7)(15)(17)	First Lien Revolver	S + 4.50%	8.94%	11/22/2027	544	14	20	—
Phillips & Temro Industries Inc.	(8)(16)	First Lien Term Loan	S + 5.00%	9.44%	3/12/2027	235	234	233	0.01
							44,138	44,133	2.60
Financial Services
Aprio Advisory Group, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.90%	8/1/2031	1,667	1,658	1,659	0.10
Aprio Advisory Group, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	9.04%	8/1/2031	18,392	18,346	18,304	1.08
Aprio Advisory Group, LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	8/1/2031	8,333	1,708	1,693	0.10
Aprio Advisory Group, LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	8/1/2031	8,009	7,990	7,971	0.47
Aprio Advisory Group, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	9.04%	8/1/2031	4,018	(9)	(19)	—
Aretec Group, Inc.	(5)(6)(15)(19)	First Lien Term Loan	S + 3.50%	7.82%	8/9/2030	6,970	6,960	6,990	0.41
Ascensus Group Holdings, Inc.	(5)(8)(15)(18)	First Lien Term Loan	S + 3.00%	7.32%	8/2/2028	3,830	3,837	3,842	0.23

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Financial Services (continued)
Cerity Partners Equity Holding LLC	(8)(17)	First Lien Term Loan	S + 5.25%	9.54%	7/28/2029	$5,613	$5,595	$5,599	0.33%
Cerity Partners Equity Holding LLC	(7)(8)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	7/28/2029	27,208	19,445	19,428	1.15
Cerity Partners Equity Holding LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	7/28/2029	5,000	(23)	(13)	—
Cerity Partners Equity Holding LLC	(7)(15)(17)	First Lien Revolver	S + 5.25%	9.54%	7/28/2028	3,266	1,625	1,625	0.10
CFGI Holdings, LLC	(8)(17)	First Lien Term Loan	S + 4.50%	8.82%	11/2/2027	4,729	4,677	4,699	0.28
CFGI Holdings, LLC	(7)(15)(17)	First Lien Revolver	S + 4.50%	8.82%	11/2/2027	191	(2)	(1)	—
Cherry Bekaert Advisory LLC	(8)(17)	First Lien Term Loan	S + 5.25%	9.57%	6/30/2028	1,935	1,893	1,935	0.11
Cherry Bekaert Advisory LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.57%	6/30/2028	797	780	797	0.05
Cherry Bekaert Advisory LLC	(7)(15)(17)	First Lien Revolver	S + 5.25%	9.57%	6/30/2028	226	35	39	—
Contractual Buyer, LLC	(8)(17)	First Lien Term Loan	S + 5.75%	10.04%	10/10/2030	247	243	247	0.01
Focus Financial Partners, LLC	(5)(6)(15)(19)	First Lien Term Loan	S + 2.75%	7.07%	9/15/2031	5,986	5,968	5,980	0.35
Foreside Financial Group, LLC	(8)(16)	First Lien Term Loan	S + 5.25%	9.67%	9/30/2027	5,700	5,640	5,700	0.34
Foreside Financial Group, LLC	(7)(15)(16)	First Lien Revolver	S + 5.25%	9.69%	9/30/2027	712	178	185	0.01
Frazier & Deeter Advisory, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.79%	5/3/2032	5,522	5,495	5,496	0.32
Frazier & Deeter Advisory, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.79%	5/3/2032	3,898	(10)	(19)	—
Frazier & Deeter Advisory, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.79%	5/2/2031	974	(5)	(5)	—
GTCR Everest Borrower, LLC	(5)(6)(8)(19)	First Lien Term Loan	S + 2.75%	7.04%	9/5/2031	4,975	4,965	4,988	0.29
Heights Buyer, LLC	(8)(16)	First Lien Term Loan	S + 5.75%	10.14%	8/25/2028	3,779	3,779	3,779	0.22
Heights Buyer, LLC	(8)(13)(19)	First Lien Term Loan	S + 5.00%	9.42%	8/25/2028	968	963	963	0.06
Heights Buyer, LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	8/25/2028	1,311	(3)	(7)	—
Heights Buyer, LLC	(15)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	10.14%	8/25/2028	619	619	619	0.04
Heights Buyer, LLC	(7)(15)(19)	First Lien Revolver	S + 5.75%	10.04%	8/25/2028	543	47	47	—
Kestra Advisor Services Holdings A, Inc.	(5)(6)(15)(19)	First Lien Term Loan	S + 3.00%	7.32%	3/22/2031	3,491	3,455	3,494	0.21
Kriv Acquisition Inc.	(8)(16)	First Lien Term Loan	S + 5.75%	10.04%	7/6/2029	2,248	2,236	2,242	0.13
Kriv Acquisition Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 6.50%	10.82%	7/6/2029	8,343	(18)	(21)	—
Kriv Acquisition Inc.	(15)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	10.04%	7/6/2029	337	333	336	0.02
Kriv Acquisition Inc.	(7)(15)(16)	First Lien Revolver	S + 5.75%	10.04%	7/6/2029	377	92	93	0.01
Minotaur Acquisition, Inc.	(8)(13)(16)	First Lien Term Loan	S + 5.00%	9.32%	6/3/2030	24,171	23,970	23,958	1.42
Minotaur Acquisition, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	6/3/2030	8,048	3,927	3,907	0.23
Minotaur Acquisition, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	9.32%	6/3/2030	2,442	(24)	(21)	—
NAB Holdings, LLC	(5)(15)(18)	First Lien Term Loan	S + 2.50%	6.79%	11/23/2028	4,489	4,435	4,443	0.26
Neon Maple Purchaser Inc.	(5)(6)(15)(19)	First Lien Term Loan	S + 3.00%	7.32%	11/17/2031	6,983	6,963	7,002	0.41
Osttra Group Ltd.	(5)(6)(15)(19)	First Lien Term Loan	S + 3.50%	7.82%	5/20/2032	3,196	3,193	3,209	0.19

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Financial Services (continued)
Pathstone Family Office LLC	(8)(15)(16)	First Lien Term Loan	S + 5.00%	9.42%	5/15/2029	$3,114	$3,085	$3,090	0.18%
Pathstone Family Office LLC	(8)(13)(16)	First Lien Term Loan	S + 5.00%	9.42%	5/15/2029	23,427	23,329	23,251	1.37
Pathstone Family Office LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	5/15/2029	5,317	259	242	0.01
Pathstone Family Office LLC	(7)(15)(16)	First Lien Revolver	S + 5.00%	9.32%	5/15/2028	2,502	(13)	(19)	—
The Chartis Group, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.79%	9/17/2031	12,596	12,545	12,533	0.74
The Chartis Group, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.79%	9/17/2031	3,875	(9)	(19)	—
The Chartis Group, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.79%	9/17/2031	1,938	(9)	(10)	—
Wealth Enhancement Group, LLC	(7)(8)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	10/2/2028	31,891	5,921	6,018	0.36
Wealth Enhancement Group, LLC	(7)(15)(16)	First Lien Revolver	S + 5.00%	9.29%	10/2/2028	1,073	(2)	—	—
							196,062	196,249	11.59
Food Products
Fiesta Purchaser, Inc.	(5)(15)(19)	First Lien Term Loan	S + 3.25%	7.57%	2/12/2031	6,221	6,238	6,244	0.37
Primary Products Finance LLC	(5)(15)(18)	First Lien Term Loan	S + 3.25%	7.57%	4/1/2029	6,435	6,424	6,412	0.38
RB Holdings Interco, LLC	(8)(16)	First Lien Term Loan	S + 5.00%	9.44%	5/4/2028	246	244	246	0.01
Sigma Holdco B.V.	(5)(6)(15)(19)	First Lien Term Loan	S + 3.75%	8.03%	1/3/2028	6,546	6,524	6,560	0.39
Sugar PPC Buyer LLC	(8)(16)	First Lien Term Loan	S + 5.25%	9.40%	10/2/2030	247	243	247	0.01
Sugar PPC Buyer LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.25%	9.57%	10/2/2030	6,800	2,026	2,040	0.12
WPP Bullet Buyer, LLC	(8)(16)	First Lien Term Loan	S + 5.25%	9.54%	12/7/2030	10,272	10,185	10,195	0.60
							31,884	31,944	1.88
Ground Transportation
AMS Parent, LLC	(5)(8)(17)	First Lien Term Loan	S + 4.75%	9.19%	10/25/2028	246	243	231	0.01
							243	231	0.01
Health Care Technology
Acentra Holdings, LLC	(8)(18)	First Lien Term Loan	S + 5.50%	9.79%	12/17/2029	1,878	1,878	1,878	0.11
Acentra Holdings, LLC	(7)(15)(18)	First Lien Revolver	S + 5.50%	9.79%	12/17/2029	94	26	26	—
Athenahealth Group Inc.	(5)(15)(18)	First Lien Term Loan	S + 2.75%	7.07%	2/15/2029	4,829	4,806	4,829	0.29
Caerus US 1 Inc.	(6)(8)(17)	First Lien Term Loan	S + 5.00%	9.29%	5/25/2029	2,580	2,580	2,580	0.15
Cotiviti, Inc.	(5)(15)(19)	First Lien Term Loan	S + 2.75%	7.07%	5/1/2031	2,712	2,717	2,703	0.16
Cotiviti, Inc.	(5)(15)(19)	First Lien Term Loan	S + 2.75%	7.07%	3/28/2032	3,710	3,679	3,697	0.22
DeLorean Purchaser, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	9.04%	12/16/2031	30,417	30,209	30,189	1.78
DeLorean Purchaser, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	9.04%	12/16/2031	4,574	(34)	(34)	—
F&M Buyer LLC	(13)(15)(17)	First Lien Term Loan	S + 4.75%	9.04%	3/18/2032	11,940	11,882	11,881	0.70
F&M Buyer LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	3/18/2032	3,980	(10)	(20)	—
F&M Buyer LLC	(7)(13)(15)(19)	First Lien Revolver	S + 4.75%	9.04%	3/18/2032	1,741	(9)	(9)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Health Care Technology (continued)
Gainwell Acquisition Corp.	(5)(8)(17)	First Lien Term Loan	S + 4.00%	8.39%	10/1/2027	$1,974	$1,911	$1,906	0.11%
Goldeneye Parent, LLC	(13)(15)(17)	First Lien Term Loan	S + 5.00%	9.29%	3/31/2032	32,130	32,053	32,056	1.89
Goldeneye Parent, LLC	(7)(13)(15)(19)	First Lien Revolver	S + 5.00%	9.29%	3/31/2032	4,652	(12)	(11)	—
HT Intermediary III, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.82%	11/12/2030	14,627	14,566	14,480	0.86
HT Intermediary III, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.82%	11/12/2030	1,336	82	76	—
HT Intermediary III, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.82%	11/12/2030	3,564	(8)	(36)	—
IMO Investor Holdings, Inc.	(8)(15)(17)	First Lien Term Loan	S + 5.00%	9.15%	5/11/2029	12,280	12,277	12,280	0.73
IMO Investor Holdings, Inc.	(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.15%	5/11/2029	1,569	1,569	1,569	0.09
IMO Investor Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	9.15%	5/11/2028	1,479	—	—	—
Net Health Acquisition Corp.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	9.07%	7/5/2031	30,452	30,326	30,452	1.80
Net Health Acquisition Corp.	(13)(15)(17)	First Lien Revolver	S + 4.75%	9.07%	7/5/2031	3,924	3,907	3,924	0.23
PointClickCare Technologies Inc.	(5)(15)(19)	First Lien Term Loan	S + 3.25%	7.40%	11/3/2031	3,370	3,363	3,389	0.20
Swoop Intermediate III, Inc.	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.82%	4/12/2032	12,904	12,873	12,873	0.76
Swoop Intermediate III, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.82%	4/12/2032	9,108	(11)	(22)	—
Swoop Intermediate III, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.82%	4/12/2032	3,036	(8)	(7)	—
Unlimited Technology Holdings, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.75%	9.04%	3/12/2032	16,799	16,757	16,757	0.99
Unlimited Technology Holdings, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.79%	3/12/2032	2,240	(6)	(6)	—
							187,363	187,400	11.07
Healthcare Equipment and Supplies
Agiliti Health, Inc.	(5)(8)(15)(19)	First Lien Term Loan	S + 3.00%	7.29%	5/1/2030	3,950	3,935	3,833	0.23
Alcor Scientific LLC	(8)(16)	First Lien Term Loan	S + 4.50%	8.92%	1/31/2028	215	213	215	0.01
Aspen Medical Products, LLC	(8)(16)	First Lien Term Loan	S + 4.75%	9.07%	6/10/2028	3,897	3,890	3,877	0.23
Belmont Instrument, LLC	(8)(16)	First Lien Term Loan	S + 5.25%	9.54%	8/19/2028	2,954	2,928	2,954	0.17
Blades Buyer, Inc.	(8)(16)	First Lien Term Loan	S + 5.00%	9.39%	3/28/2028	3,065	3,065	3,058	0.18
Blades Buyer, Inc.	(8)(13)(16)	First Lien Term Loan	S + 5.00%	9.29%	3/28/2028	220	219	220	0.01
Blades Buyer, Inc.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	3/28/2028	882	288	289	0.02
Blades Buyer, Inc.	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	9.39%	3/28/2028	1,718	1,718	1,714	0.10
Blades Buyer, Inc.	(7)(15)(16)	First Lien Revolver	S + 4.50%	8.82%	3/28/2028	155	—	(1)	—
CDL Parent, Inc.	(8)(16)	First Lien Term Loan	S + 5.00%	9.44%	12/7/2027	247	244	246	0.01
CDL Parent, Inc.	(8)(13)(16)	First Lien Term Loan	S + 5.00%	9.29%	12/7/2027	23,613	23,484	23,502	1.39
CDL Parent, Inc.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	12/7/2027	2,129	(5)	(10)	—
CDL Parent, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	9.44%	12/7/2027	867	410	412	0.03
CPC/Cirtec Holdings, Inc	(8)(15)(17)	First Lien Term Loan	S + 4.75%	9.07%	1/30/2029	6,915	6,908	6,863	0.41
CPC/Cirtec Holdings, Inc	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	9.07%	10/31/2028	670	64	62	—
CVET Midco 2, L.P.	(5)(8)(18)	First Lien Term Loan	S + 5.00%	9.29%	10/15/2029	3,015	3,021	2,721	0.16
							50,382	49,955	2.95

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Providers and Services
AB Centers Acquisition Corporation	(8)(13)(15)(17)	First Lien Term Loan	S + 5.00%	9.32%	7/2/2031	$11,471	$11,412	$11,391	0.67%
AB Centers Acquisition Corporation	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	7/2/2031	1,500	534	529	0.03
AB Centers Acquisition Corporation	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	9.32%	7/2/2031	751	(5)	(5)	—
ACI Group Holdings, Inc.	(8)(17)	First Lien Term Loan	S + 2.75%	10.42% (Incl. 3.25% PIK)	8/2/2028	3,477	3,477	3,360	0.20
ACI Group Holdings, Inc.	(7)(8)(15)(17)	First Lien Delayed Draw Term Loan	S + 2.75%	10.42% (Incl. 3.25% PIK)	8/2/2028	1,263	1,258	1,220	0.07
ACI Group Holdings, Inc.	(7)(15)(17)	First Lien Revolver	S + 5.50%	9.92%	8/2/2027	298	66	59	—
Arrow Management Acquisition, LLC	(8)(16)	First Lien Term Loan	S + 4.75%	9.04%	10/14/2027	457	451	457	0.03
Arrow Management Acquisition, LLC	(7)(8)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.90%	10/14/2027	2,510	2,470	2,509	0.15
Azalea TopCo, Inc.	(5)(8)(15)(19)	First Lien Term Loan	S + 3.25%	7.57%	4/30/2031	5,022	5,002	5,037	0.30
Cardiology Management Holdings, LLC	(8)(16)	First Lien Term Loan	S + 5.75%	10.19%	1/31/2029	103	103	101	0.01
Cardiology Management Holdings, LLC	(8)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	10.19%	1/31/2029	144	144	141	0.01
Charlotte Buyer, Inc.	(3)(5)(15)(18)	First Lien Term Loan	S + 4.25%	8.57%	2/11/2028	—	(1)	—	—
Community Medical Acquisition Corp.	(8)(16)	First Lien Term Loan	S + 4.50%	8.90%	12/15/2028	246	239	246	0.01
Crown Laundry, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.75%	9.07%	5/28/2031	8,043	8,003	8,004	0.47
Crown Laundry, LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	5/28/2031	1,304	(3)	(6)	—
Crown Laundry, LLC	(7)(13)(15)(19)	First Lien Revolver	S + 4.75%	9.07%	5/28/2031	1,522	(8)	(7)	—
DCA Investment Holding LLC	(8)(17)	First Lien Term Loan	S + 6.41%	10.70%	4/3/2028	2,628	2,558	2,431	0.15
DCA Investment Holding LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 6.41%	10.70%	4/3/2028	324	316	300	0.02
DOCS, MSO, LLC	(8)(17)	First Lien Term Loan	S + 5.75%	10.17%	6/1/2028	246	241	244	0.01
ENT MSO, LLC	(8)(16)	First Lien Term Loan	S + 6.50%	10.79%	12/31/2025	136	136	135	0.01
ENT MSO, LLC	(8)(15)(16)	First Lien Delayed Draw Term Loan	S + 7.00%	11.29%	12/31/2025	84	84	84	—
ENT MSO, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 6.50%	10.79%	12/31/2025	27	27	27	—
Golden State Buyer, Inc.	(5)(8)(17)	First Lien Term Loan	S + 4.75%	9.17%	3/22/2027	241	241	241	0.01
ImageFirst Holdings, LLC	(7)(13)(15)(19)	First Lien Revolver	S + 3.25%	7.57%	3/12/2030	5,000	—	21	—
IvyRehab Intermediate II, LLC	(8)(17)	First Lien Term Loan	S + 5.00%	9.39%	4/23/2029	199	197	196	0.01
IvyRehab Intermediate II, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.39%	4/23/2029	12	12	11	—
JKC Parent, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.00%	9.29%	2/13/2032	5,293	5,274	5,266	0.31
JKC Parent, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	2/13/2032	5,797	1,809	1,803	0.11
JKC Parent, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	9.29%	2/13/2032	1,221	197	197	0.01
MRO Corporation	(13)(15)(19)	First Lien Term Loan	S + 4.75%	9.04%	6/9/2032	27,414	27,209	27,209	1.61
MRO Corporation	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	6/9/2032	2,384	(9)	(18)	—
MRO Corporation	(7)(13)(15)(19)	First Lien Revolver	S + 4.75%	9.04%	6/9/2032	2,384	(18)	(18)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Providers and Services (continued)
OB Hospitalist Group, Inc.	(8)(17)	First Lien Term Loan	S + 5.25%	9.67%	9/27/2027	$228	$227	$228	0.01%
OIS Management Services, LLC	(8)(17)	First Lien Term Loan	S + 4.75%	9.04%	11/16/2028	1,714	1,714	1,684	0.10
OIS Management Services, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	11/16/2028	1,240	1,240	1,219	0.07
ONS MSO, LLC	(8)(16)	First Lien Term Loan	S + 6.25%	10.64%	7/10/2028	247	246	245	0.01
Orsini Pharmaceutical Services, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	9.07%	5/22/2031	16,572	16,469	16,491	0.98
Orsini Pharmaceutical Services, LLC	(7)(15)(17)	First Lien Revolver	S + 4.25%	8.57%	5/22/2030	1,152	(7)	(6)	—
Phantom Purchaser, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.00%	9.29%	9/19/2031	20,642	20,604	20,642	1.22
Phantom Purchaser, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	9.29%	9/19/2031	4,494	(15)	(22)	—
Phynet Dermatology LLC	(8)(16)	First Lien Term Loan	S + 6.50%	10.79%	10/20/2029	246	244	240	0.01
Raven Acquisition Holdings, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.25%	7.57%	11/19/2031	6,052	6,023	6,054	0.36
Raven Acquisition Holdings, LLC	(5)(7)(15)(19)	First Lien Delayed Draw Term Loan	S + 3.25%	7.57%	11/19/2031	433	(2)	—	—
RxSense Holdings LLC	(8)(16)	First Lien Term Loan	S + 5.00%	9.29%	3/12/2027	14,655	14,652	14,655	0.87
RxSense Holdings LLC	(13)(15)(16)	First Lien Revolver	S + 5.25%	9.54%	3/12/2027	1,856	—	—	—
SCP Eye Care Holdco, LLC	(15)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.92%	10/7/2029	247	246	244	0.01
Smile Doctors LLC	(8)(17)	First Lien Term Loan	S + 5.90%	10.29%	12/23/2028	2,459	2,459	2,446	0.14
Smile Doctors LLC	(8)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.90%	10.29%	12/23/2028	498	495	495	0.03
Soleo Holdings, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.79%	2/2/2032	14,882	14,856	14,882	0.88
Soleo Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	2/2/2032	2,111	(2)	—	—
Soleo Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	9.04%	2/2/2032	2,111	(5)	—	—
Specialized Dental Holdings II, LLC	(8)(13)(16)	First Lien Term Loan	S + 4.75%	9.07%	11/1/2027	271	269	271	0.02
Specialized Dental Holdings II, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	11/1/2027	8,987	4,031	4,070	0.24
Specialized Dental Holdings II, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	9.32%	11/1/2027	266	(1)	—	—
SpecialtyCare, Inc.	(8)(16)	First Lien Term Loan	S + 5.50%	10.05%	6/18/2028	2,941	2,742	2,905	0.17
SpecialtyCare, Inc.	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	10.05%	6/18/2028	20	19	20	—
STCH Acquisition Inc.	(8)(16)	First Lien Term Loan	S + 5.25%	9.64%	10/30/2026	2,435	2,435	2,435	0.14
STCH Acquisition Inc.	(8)(13)(16)	First Lien Term Loan	S + 5.25%	9.64%	10/30/2026	15,139	15,127	15,139	0.89
STCH Acquisition Inc.	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	9.64%	10/30/2026	272	272	272	0.02
STCH Acquisition Inc.	(7)(15)(16)	First Lien Revolver	S + 6.25%	10.54%	10/30/2026	1,547	(4)	—	—
Summit Behavioral Healthcare, LLC	(5)(8)(17)	First Lien Term Loan	S + 4.25%	8.54%	11/24/2028	3,018	3,018	2,305	0.14

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Providers and Services (continued)
TST Intermediate Holdings, LLC	(8)(13)(16)	First Lien Term Loan	S + 5.50%	9.89%	12/31/2028	$123	$122	$119	0.01%
Turningpoint Healthcare Solutions, LLC	(8)(16)	First Lien Term Loan	S + 4.75%	9.17%	7/14/2027	1,716	1,716	1,716	0.10
Turningpoint Healthcare Solutions, LLC	(7)(15)(16)	First Lien Revolver	S + 3.75%	8.07%	7/14/2027	257	—	—	—
U.S. Endodontics Partners Holdings, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	11/1/2027	2,962	2,929	2,962	0.18
United Digestive MSO Parent, LLC	(8)(16)	First Lien Term Loan	S + 5.75%	10.04%	3/30/2029	246	246	245	0.01
Urology Management Holdings, Inc.	(8)(16)	First Lien Term Loan	S + 5.50%	9.94%	6/15/2027	142	139	141	0.01
Urology Management Holdings, Inc.	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.94%	6/15/2027	104	102	104	0.01
USHV Management, LLC	(8)(16)	First Lien Term Loan	S + 6.50%	10.89%	12/23/2027	1,966	1,957	1,938	0.11
USHV Management, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 6.38%	10.77%	12/23/2027	972	968	958	0.06
Valeris, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	9.04%	9/19/2031	15,121	15,046	15,047	0.89
Vital Care Buyer, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.79%	7/30/2031	21,190	21,097	21,092	1.25
Vital Care Buyer, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.25%	9.57%	7/30/2031	2,789	(12)	(13)	—
WCG Intermediate Corp.	(5)(15)(16)	First Lien Term Loan	S + 3.00%	7.32%	2/25/2032	5,794	5,739	5,740	0.34
							228,817	228,128	13.48
Hotels, Restaurants and Leisure
Dave & Buster's, Inc.	(5)(6)(8)(15)(18)	First Lien Term Loan	S + 3.25%	7.54%	6/29/2029	2,187	2,193	2,125	0.13
Movati Athletic (Group) Inc.	(6)(8)(13)(16)	First Lien Term Loan	C + 4.75%	7.82%	5/29/2030	CAD 28,586	20,574	20,849	1.23
Movati Athletic (Group) Inc.	(6)(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	C + 5.25%	8.00%	5/29/2030	CAD 3,500	(31)	(19)	—
Movati Athletic (Group) Inc.	(6)(7)(13)(15)(16)	First Lien Revolver	C + 5.25%	8.00%	5/29/2030	CAD 2,625	(29)	(14)	—
Southpaw AP Buyer, LLC	(8)(16)	First Lien Term Loan	S + 5.50%	9.94%	3/2/2028	23,081	22,951	23,023	1.36
Southpaw AP Buyer, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.94%	3/2/2028	4,200	3,221	3,227	0.19
Southpaw AP Buyer, LLC	(7)(15)(19)	First Lien Revolver	S + 5.50%	9.94%	3/2/2028	2,178	942	953	0.06
							49,821	50,144	2.97
Household Products
TPC US Parent, LLC	(8)(16)	First Lien Term Loan	S + 5.75%	10.19%	2/23/2026	178	178	177	0.01
TPC US Parent, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	10.19%	2/23/2026	68	68	68	—
Wu Holdco, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	9.04%	4/19/2032	23,950	23,892	23,893	1.41
Wu Holdco, Inc.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	4/19/2032	5,826	(7)	(14)	—
Wu Holdco, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.75%	9.04%	4/19/2032	1,812	(5)	(4)	—
							24,126	24,120	1.42
Industrial Conglomerates
FCG Acquisitions, Inc.	(5)(8)(15)(18)	First Lien Term Loan	S + 3.25%	7.54%	3/31/2028	7,259	7,255	7,273	0.43
Harvey Tool Company, LLC	(8)(17)	First Lien Term Loan	S + 5.25%	9.57%	10/26/2027	3,606	3,510	3,600	0.21
Harvey Tool Company, LLC	(8)(13)(17)	First Lien Term Loan	S + 5.25%	9.57%	10/26/2027	16,537	16,479	16,505	0.98
Harvey Tool Company, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.50%	9.82%	10/26/2027	7,472	908	931	0.05
Harvey Tool Company, LLC	(7)(15)(17)	First Lien Revolver	S + 5.50%	9.82%	10/26/2027	2,372	(20)	(5)	—
Indicor, LLC	(5)(6)(15)(18)	First Lien Term Loan	S + 2.75%	7.04%	11/22/2029	2,498	2,507	2,497	0.15
Madison Safety & Flow LLC	(5)(15)(19)	First Lien Term Loan	S + 2.75%	7.07%	9/26/2031	4,723	4,725	4,737	0.28
							35,364	35,538	2.10

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Independent Power and Renewable Electricity Producers
Alpha Generation, LLC	(5)(15)(19)	First Lien Term Loan	S + 2.00%	6.32%	9/30/2031	$1,990	$1,990	$1,990	0.12%
							1,990	1,990	0.12
Insurance
Accession Risk Management, Inc.	(8)(15)(17)	First Lien Term Loan	S + 4.75%	9.04%	11/1/2029	2,849	2,848	2,849	0.17
Accession Risk Management, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	11/1/2029	3,628	362	370	0.02
Accession Risk Management, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.50%	9.79%	11/1/2029	694	(1)	—	—
Acrisure, LLC	(5)(8)(15)(19)	First Lien Term Loan	S + 3.00%	7.32%	11/6/2030	6,146	6,145	6,139	0.36
Acrisure, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.25%	7.57%	6/20/2032	1,336	1,336	1,336	0.08
AMBA Buyer, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.25%	9.67%	7/30/2027	2,615	2,603	2,601	0.15
AMBA Buyer, Inc.	(8)(17)	First Lien Term Loan	S + 5.25%	9.64%	7/30/2027	3,584	3,563	3,564	0.21
AMBA Buyer, Inc.	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.64%	7/30/2027	1,067	1,061	1,061	0.06
AMBA Buyer, Inc.	(7)(15)(17)	First Lien Revolver	S + 5.50%	9.79%	7/30/2027	276	(2)	(2)	—
Amerilife Holdings LLC	(13)(15)(17)	First Lien Term Loan	S + 4.75%	9.04%	8/31/2029	15,767	15,698	15,730	0.93
Amerilife Holdings LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	8/31/2029	14,732	12,358	12,359	0.73
Amerlife Holdings LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	8/31/2029	3,333	(4)	(8)	—
Amerilife Holdings LLC	(7)(15)(17)	First Lien Revolver	S + 4.75%	9.04%	8/31/2028	2,261	180	183	0.01
Amynta Agency Borrower Inc. (Amynta Warranty Borrower Inc.)	(5)(15)(19)	First Lien Term Loan	S + 3.00%	7.32%	12/27/2031	6,021	5,993	6,027	0.36
Ardonagh Midco 3 Limited	(5)(6)(15)(19)	First Lien Term Loan	S + 2.75%	7.04%	2/17/2031	4,987	4,966	4,962	0.29
AssuredPartners, Inc	(5)(8)(15)(18)	First Lien Term Loan	S + 3.50%	7.82%	2/14/2031	6,860	6,862	6,885	0.41
Asurion, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.25%	7.69%	7/30/2027	4,670	4,664	4,672	0.27
Baldwin Insurance Group Holdings, LLC, The	(5)(6)(8)(19)	First Lien Term Loan	S + 3.00%	7.32%	5/26/2031	1,670	1,671	1,673	0.10
Bellwether Buyer, L.L.C.	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.82%	4/15/2032	14,638	14,604	14,603	0.86
Bellwether Buyer, L.L.C.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.50%	8.82%	4/15/2032	7,624	(9)	(18)	—
Bellwether Buyer, L.L.C.	(7)(13)(15)(19)	First Lien Revolver	S + 4.50%	8.82%	4/15/2032	3,050	(8)	(7)	—
Beyond Risk Parent Holdings, Inc.	(15)(17)	First Lien Term Loan	S + 4.50%	8.89%	10/8/2027	81	81	81	—
Beyond Risk Parent Holdings, Inc.	(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.89%	10/8/2027	165	164	165	0.01
Broadstreet Partners, Inc.	(5)(6)(8)(15)(19)	First Lien Term Loan	S + 3.00%	7.32%	6/13/2031	3,852	3,850	3,861	0.23
Foundation Risk Partners, Corp.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.00%	8.32%	10/29/2030	10,736	(25)	(41)	—
Galway Borrower LLC	(8)(17)	First Lien Term Loan	S + 4.50%	8.79%	9/29/2028	2,632	2,554	2,610	0.15
Imagine 360 LLC	(8)(13)(17)	First Lien Term Loan	S + 5.00%	9.29%	9/30/2028	20,336	20,268	20,235	1.20
Imagine 360 LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	9/30/2028	10,122	(20)	(51)	—
Imagine 360 LLC	(7)(15)(19)	First Lien Revolver	S + 5.00%	9.29%	9/30/2028	4,326	(22)	(22)	—
Integrity Marketing Acquisition, LLC	(8)(13)(17)	First Lien Term Loan	S + 5.00%	9.29%	8/25/2028	4,595	4,575	4,561	0.27
Integrity Marketing Acquisition, LLC	(7)(15)(19)	First Lien Revolver	S + 5.00%	9.29%	8/25/2028	122	(1)	(1)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Insurance (continued)
KWOR Acquisition, Inc.	(13)(15)(16)	First Lien Term Loan	S + 6.25%	10.54% (Incl. 5.25% PIK)	2/28/2030	1,981	1,981	1,981	0.12
KWOR Acquisition, Inc.	(3)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.25%	9.57%	2/28/2030	—	—	—	—
KWOR Acquisition, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	2/28/2030	462	27	27	—
KWOR Acquisition, Inc.	(3)(13)(15)(19)	First Lien Revolver	S + 5.25%	9.57%	2/28/2030	$—	$—	$—	—%
KWOR Acquisition, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 5.25%	9.54%	2/28/2030	326	—	—	—
McLarens Midco Inc.	(8)(17)	First Lien Term Loan	S + 4.75%	9.19%	12/19/2025	10,076	10,061	10,076	0.60
McLarens Midco Inc.	(8)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	9.19%	12/19/2025	4,783	4,772	4,783	0.28
Mclarens Midco Inc.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.75%	9.17%	12/19/2027	9,481	(23)	—	—
Mclarens Midco Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.75%	9.07%	12/19/2027	1,896	(9)	—	—
Mclarens Midco Inc.	(3)(13)(15)(19)	First Lien Revolver	SON + 6.00%	10.22%	12/19/2027	—	—	—	—
Oakbridge Insurance Agency, LLC	(8)(17)	First Lien Term Loan	S + 5.75%	10.07%	11/1/2029	247	245	247	0.01
Oakbridge Insurance Agency LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	11/1/2029	5,166	(13)	—	—
OneDigital Borrower LLC	(5)(15)(18)	First Lien Term Loan	S + 3.00%	7.32%	7/2/2031	3,252	3,239	3,251	0.19
Pareto Health Intermediate Holdings, Inc.	(13)(15)(16)	First Lien Term Loan	S + 4.75%	8.90%	5/31/2030	8,303	8,275	8,262	0.49
Pareto Health Intermediate Holdings, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.00%	8.15%	5/31/2030	1,668	(4)	(8)	—
Pareto Health Intermediate Holdings, Inc.	(7)(15)(16)	First Lien Revolver	S + 4.00%	8.15%	6/1/2029	163	—	(1)	—
Patriot Growth Insurance Services, LLC	(8)(17)	First Lien Term Loan	S + 5.00%	9.44%	10/16/2028	20,197	20,099	20,096	1.19
Patriot Growth Insurance Services, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.44%	10/16/2028	54	52	53	—
Riser Interco, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	9.04%	10/31/2029	1,803	1,803	1,795	0.11
Riser Interco, LLC	(13)(15)(19)	First Lien Term Loan	SON + 4.75%	8.97%	10/31/2029	GBP 3,032	4,018	4,143	0.24
Riser Interco, LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	10/31/2029	2,984	(4)	(14)	—
Riser Interco, LLC	(7)(13)(15)(19)	First Lien Revolver	S + 4.75%	9.04%	10/31/2029	1,200	400	394	0.02
Simplicity Financial Marketing Group Holdings, Inc.	(8)(13)(17)	First Lien Term Loan	S + 5.00%	9.15%	12/31/2031	27,008	26,891	26,873	1.59
Simplicity Financial Marketing Group Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.15%	12/31/2031	7,216	1,578	1,566	0.09
Simplicity Financial Marketing Group Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	9.15%	12/31/2031	3,610	(18)	(18)	—
THG Acquisition, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.82%	10/31/2031	14,769	14,708	14,696	0.87
THG Acquisition, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.82%	10/31/2031	3,301	98	89	0.01
THG Acquisition, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	9.07%	10/31/2031	1,650	115	114	0.01
Trucordia Insurance Holdings, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.25%	7.57%	6/14/2032	1,015	1,012	1,018	0.06
Unison Risk Advisors Inc.	(8)(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.82%	10/17/2031	27,143	27,009	27,007	1.60
Unison Risk Advisors Inc.	(8)(13)(19)	First Lien Term Loan	S + 4.50%	8.82%	10/17/2031	1,875	1,866	1,866	0.11
Unison Risk Advisors Inc.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.50%	8.82%	10/17/2031	13,125	(33)	(66)	—
Unison Risk Advisors Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.50%	8.82%	10/17/2030	2,857	502	500	0.03
World Insurance Associates, LLC	(8)(13)(15)(16)	First Lien Term Loan	S + 5.00%	9.29%	4/3/2030	9,841	9,841	9,792	0.58
World Insurance Associates, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	4/3/2030	6,690	(8)	(33)	—
World Insurance Associates, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	9.29%	4/3/2030	700	(1)	(4)	—
							254,793	254,862	15.07

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
IT Services
AVSC Holding Corp.	(8)(13)(17)	First Lien Term Loan	S + 5.00%	9.32%	12/5/2031	$27,741	$27,490	$27,672	1.64%
AVSC Holding Corp.	(7)(13)(15)(19)	First Lien Revolver	S + 4.00%	8.32%	12/5/2029	2,959	(30)	(7)	—
Cardinal Parent, Inc.	(5)(8)(17)	First Lien Term Loan	S + 4.50%	8.94%	11/12/2027	246	233	240	0.01
DT1 Midco Corp	(13)(15)(17)	First Lien Term Loan	S + 5.00%	9.32%	12/30/2031	16,156	16,084	16,075	0.95
DT1 Midco Corp	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	12/30/2031	6,228	29	13	—
DT1 Midco Corp	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	12/30/2031	5,014	4,977	4,988	0.30
DT1 Midco Corp	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	9.32%	12/30/2030	2,940	(14)	(15)	—
Marco Technologies, LLC	(8)(16)	First Lien Term Loan	S + 5.25%	9.57%	11/24/2026	250	248	250	0.01
NTI Connect, LLC	(8)(16)	First Lien Term Loan	S + 4.75%	9.19%	7/31/2027	144	143	143	0.01
NTI Connect, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	9.19%	7/31/2027	27	27	27	—
OEConnection LLC	(5)(15)(17)	First Lien Term Loan	S + 5.25%	9.57%	4/22/2031	25,481	25,439	25,513	1.51
OEConnection LLC	(5)(7)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.57%	4/22/2031	8,972	4,411	4,457	0.26
OEConnection LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.00%	8.32%	4/22/2031	2,793	(7)	—	—
Ridge Trail US Bidco, Inc.	(8)(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.79%	9/30/2031	19,889	19,757	19,740	1.17
Ridge Trail US Bidco, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	9/30/2031	6,893	(15)	(52)	—
Ridge Trail US Bidco, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.50%	8.79%	3/31/2031	2,298	595	603	0.04
Safety Borrower Holdings LLC	(8)(16)	First Lien Term Loan	S + 4.75%	9.19%	9/1/2027	246	244	244	0.01
Saturn Borrower Inc	(13)(15)(16)	First Lien Term Loan	S + 6.00%	10.29%	11/10/2028	7,801	7,754	7,762	0.46
Saturn Borrower Inc	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 6.00%	10.29%	11/10/2028	2,844	(9)	(14)	—
Saturn Borrower Inc	(7)(13)(15)(16)	First Lien Revolver	S + 6.00%	10.29%	11/10/2028	1,280	127	130	0.01
Spirit RR Holdings, Inc.	(8)(17)	First Lien Term Loan	S + 4.50%	8.89%	9/13/2028	5,912	5,912	5,882	0.35
Spirit RR Holdings, Inc.	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.89%	9/13/2028	73	73	73	—
Spirit RR Holdings, Inc.	(7)(15)(17)	First Lien Revolver	S + 4.50%	8.79%	9/13/2028	497	—	(2)	—
Trunk Acquisition, Inc.	(13)(15)(16)	First Lien Term Loan	S + 6.00%	10.44%	2/19/2030	3,840	3,830	3,840	0.23
Trunk Acquisition, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 6.00%	10.29%	2/19/2030	3,696	3,124	3,146	0.19
							120,422	120,708	7.15

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Life Sciences Tools & Services
Emmes Blocker, Inc.	(8)(17)	First Lien Term Loan	S + 6.25%	10.54%	7/7/2028	$148	$148	$147	0.01%
Emmes Blocker, Inc.	(15)(17)	First Lien Delayed Draw Term Loan	S + 6.25%	10.54%	7/7/2028	99	99	98	0.01
KWOL Acquisition, Inc.	(8)(17)	First Lien Term Loan	S + 4.75%	9.04%	12/12/2029	247	244	246	0.01
LSCS Holdings, Inc.	(5)(15)(19)	First Lien Term Loan	S + 4.50%	8.79%	3/4/2032	1,496	1,489	1,471	0.09
Parexel International, Inc.	(5)(8)(15)(18)	First Lien Term Loan	S + 2.50%	6.82%	11/15/2028	4,830	4,843	4,837	0.29
Sotera Health Holdings, LLC	(5)(8)(15)(19)	First Lien Term Loan	S + 3.25%	7.57%	5/30/2031	4,142	4,133	4,165	0.25
							10,956	10,964	0.66
Machinery
Arch Cutting Tools Corp.	(8)(19)	First Lien Term Loan	S + 4.75%	9.14%	4/1/2026	246	244	245	0.01
CD&R Hydra Buyer, Inc.	(5)(8)(15)(19)	First Lien Term Loan	S + 4.00%	8.42%	3/25/2031	4,962	4,981	4,895	0.29
Clyde Industries US Holdco, Inc.	(8)(16)	First Lien Term Loan	S + 5.00%	9.44%	12/18/2026	194	193	193	0.01
Dynatect Group Holdings, Inc.	(8)(16)	First Lien Term Loan	S + 4.50%	8.89%	9/30/2026	1,676	1,676	1,676	0.10
Dynatect Group Holdings, Inc.	(7)(15)(16)	First Lien Revolver	SON + 4.50%	8.82%	6/30/2026	GBP 1,735	—	—	—
Flow Control Solutions, Inc.	(8)(17)	First Lien Term Loan	S + 5.00%	9.29%	3/30/2029	180	179	177	0.01
Flow Control Solutions, Inc.	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	3/30/2029	67	67	66	—
Flow Control Solutions, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	3/30/2029	7,900	1,477	1,389	0.08
Flow Control Solutions, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	9.29%	3/30/2029	1,411	151	141	0.01
Madison IAQ LLC	(5)(15)(18)	First Lien Term Loan	S + 3.25%	7.54%	5/6/2032	5,301	5,244	5,322	0.31
Merlin Buyer, Inc.	(8)(18)	First Lien Term Loan	S + 4.75%	9.04%	12/14/2028	2,366	2,308	2,366	0.14
Merlin Buyer, Inc.	(7)(15)(19)	First Lien Revolver	S + 3.75%	8.04%	12/14/2026	598	(7)	(4)	—
Process Insights Acquisition, Inc.	(8)(16)	First Lien Term Loan	S + 6.25%	10.54%	7/18/2029	246	245	232	0.01
SPX Flow, Inc.	(5)(15)(18)	First Lien Term Loan	S + 3.00%	7.32%	4/5/2029	4,628	4,637	4,650	0.27
WCI-Cedar Purchaser, LLC	(8)(16)	First Lien Term Loan	S + 4.50%	9.05%	12/31/2027	247	247	245	0.01
							21,642	21,593	1.25
Media
Arches Buyer Inc.	(5)(8)(15)(18)	First Lien Term Loan	S + 3.25%	7.67%	12/6/2027	2,961	2,906	2,928	0.17
Creative Artists Agency, LLC	(5)(15)(19)	First Lien Term Loan	S + 2.75%	7.07%	10/1/2031	3,487	3,484	3,502	0.21
Imagine Learning LLC	(5)(15)(18)	First Lien Term Loan	S + 3.50%	7.82%	12/21/2029	1,287	1,274	1,258	0.07
Klick, Inc.	(6)(8)(15)(16)	First Lien Term Loan	S + 4.50%	8.82%	3/31/2028	2,351	2,351	2,351	0.14
Klick, Inc.	(6)(7)(15)(16)	First Lien Revolver	S + 4.50%	8.82%	3/31/2028	813	—	—	—
MH SUB I, LLC	(5)(8)(15)(18)	First Lien Term Loan	S + 4.25%	8.57%	5/3/2028	2,947	2,944	2,771	0.16
MH SUB I, LLC	(5)(8)(15)(18)	First Lien Term Loan	S + 4.25%	8.57%	12/31/2031	1,995	1,965	1,739	0.10
Planet US Buyer LLC	(5)(15)(19)	First Lien Term Loan	S + 3.00%	7.29%	2/7/2031	6,172	6,173	6,206	0.37
Red Ventures, LLC (New Imagitas, Inc.)	(5)(8)(19)	First Lien Term Loan	S + 2.75%	7.07%	3/3/2030	1,657	1,659	1,412	0.08
Renaissance Holding Corp	(5)(15)(18)	First Lien Term Loan	S + 4.00%	8.29%	4/5/2030	4,962	4,953	4,520	0.27
United Talent Agency, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.50%	7.82%	6/10/2032	3,000	3,013	3,011	0.18
							30,722	29,698	1.75

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Oil, Gas and Consumable Fuels
Brazos Delaware II, LLC	(5)(8)(18)	First Lien Term Loan	S + 3.00%	7.32%	2/11/2030	$1,980	$1,983	$1,986	0.12%
EDPO, LLC	(8)(15)(17)	First Lien Term Loan	S + 4.50%	8.82%	12/8/2027	4,796	4,796	4,772	0.28
EDPO, LLC	(7)(15)(17)	First Lien Revolver	S + 4.50%	8.82%	12/8/2026	57	14	14	—
Epic Crude Services, LP	(5)(15)(19)	First Lien Term Loan	S + 3.00%	7.29%	10/15/2031	2,475	2,466	2,487	0.15
Valicor PPC Intermediate II LLC	(8)(13)(16)	First Lien Term Loan	S + 5.00%	9.32%	7/24/2028	1,779	1,774	1,774	0.10
Valicor PPC Intermediate II LLC	(8)(15)(16)	First Lien Term Loan	S + 5.00%	9.32%	7/24/2028	5,878	5,876	5,867	0.35
Valicor PPC Intermediate II LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	7/24/2028	42	42	42	—
Valicor PPC Intermediate II LLC	(7)(13)(15)(16)	First Lien Revolver	P + 4.00%	11.50%	1/24/2028	1,128	111	111	0.01
							17,062	17,053	1.01
Pharmaceuticals
Bridges Consumer Healthcare Intermediate LLC	(13)(15)(16)	First Lien Term Loan	S + 5.25%	9.54%	12/20/2031	14,053	13,991	13,983	0.83
Bridges Consumer Healthcare Intermediate LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	12/20/2031	11,691	5,323	5,292	0.31
Bridges Consumer Healthcare Intermediate LLC	(7)(13)(15)(16)	First Lien Revolver	S + 5.25%	9.54%	12/20/2031	2,682	(13)	(13)	—
Exactcare Parent Inc.	(8)(16)	First Lien Term Loan	S + 5.50%	9.79%	11/5/2029	247	243	247	0.01
Creek Parent, Inc.	(13)(15)(19)	First Lien Term Loan	S + 5.25%	9.57%	12/18/2031	873	867	873	0.05
Creek Parent, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.25%	9.57%	12/18/2031	125	(1)	—	—
Curium BidCo S.a r.l.	(5)(6)(15)(19)	First Lien Term Loan	S + 3.50%	7.79%	7/31/2029	3,990	3,963	4,006	0.24
Puma Buyer, LLC	(8)(13)(18)	First Lien Term Loan	S + 4.25%	8.54%	3/29/2032	18,991	18,920	18,944	1.12
Puma Buyer, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.25%	8.54%	3/29/2032	3,063	(11)	(8)	—
							43,282	43,324	2.56
Personal Care Products
Opal Bidco SAS	(5)(6)(15)(19)	First Lien Term Loan	S + 3.25%	7.40%	4/23/2032	3,500	3,507	3,519	0.21
							3,507	3,519	0.21
Professional Services
Access CIG, LLC	(5)(15)(18)	First Lien Term Loan	S + 4.25%	8.40%	8/18/2028	6,234	6,223	6,271	0.37
Analytic Partners, LP	(8)(17)	First Lien Term Loan	S + 4.75%	9.07%	4/4/2030	246	243	246	0.01
Analytic Partners, LP	(8)(13)(17)	First Lien Term Loan	S + 4.75%	9.07%	4/4/2030	7,376	7,365	7,358	0.44
Analytic Partners, LP	(7)(13)(15)(19)	First Lien Revolver	S + 5.00%	9.32%	4/4/2030	1,002	(4)	(3)	—
Applied Technical Services, LLC	(8)(13)(17)	First Lien Term Loan	S + 5.25%	9.54%	4/8/2031	22,372	22,272	22,276	1.32
Applied Technical Services, LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	4/8/2031	2,259	509	510	0.03
Applied Technical Services, LLC	(7)(13)(15)(19)	First Lien Revolver	P + 4.25%	11.75%	4/8/2031	2,259	215	216	0.01

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Professional Services (continued)
Carr, Riggs & Ingram Capital, L.L.C.	(8)(13)(15)(18)	First Lien Term Loan	S + 4.75%	9.07%	11/18/2031	$17,207	$17,127	$17,164	1.01%
Carr, Riggs & Ingram Capital, L.L.C.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	11/18/2031	8,745	1,829	1,828	0.11
Carr, Riggs & Ingram Capital, L.L.C.	(7)(13)(15)(18)	First Lien Revolver	S + 3.75%	8.07%	11/18/2031	4,000	(20)	(10)	—
Clinical Education Alliance, LLC	(8)(16)	First Lien Term Loan	S + 5.50%	9.94%	12/21/2026	45	44	45	—
Clinical Education Alliance, LLC	(8)(16)	First Lien Term Loan	S + 5.00%	9.44%	12/21/2026	202	198	200	0.01
DISA Holdings Corp.	(8)(17)	First Lien Term Loan	S + 5.00%	9.29%	9/9/2028	195	195	192	0.01
DISA Holdings Corp.	(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	9/9/2028	52	52	52	—
Foreigner Bidco Inc.	(8)(16)	First Lien Term Loan	S + 5.50%	9.92%	4/19/2028	225	225	225	0.01
Foreigner Bidco Inc.	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.92%	4/19/2028	25	25	25	—
Garda World Security Corp	(5)(6)(15)(19)	First Lien Term Loan	S + 3.00%	7.32%	2/1/2029	5,478	5,481	5,494	0.33
Grant Thornton Advisors LLC	(5)(6)(8)(15)(19)	First Lien Term Loan	S + 2.75%	7.07%	6/2/2031	4,517	4,524	4,519	0.27
Grant Thornton Advisors LLC	(5)(6)(15)(19)	First Lien Term Loan	S + 3.00%	7.32%	6/2/2031	2,412	2,382	2,419	0.14
HSI Halo Acquisition, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.00%	9.29%	6/30/2031	8,176	8,159	8,155	0.48
HSI Halo Acquisition, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	6/30/2031	1,466	252	249	0.02
HSI Halo Acquisition, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	9.29%	6/28/2030	978	(2)	(2)	—
IG Investments Holdings, LLC	(13)(15)(17)	First Lien Term Loan	S + 5.00%	9.29%	9/22/2028	10,381	10,339	10,329	0.61
IG Investments Holdings, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.00%	8.29%	9/22/2028	1,172	(10)	(6)	—
Iris Buyer LLC	(8)(16)	First Lien Term Loan	S + 5.25%	9.54%	10/2/2030	246	243	245	0.01
Marina Acquisition, Inc.	(8)(13)(16)	First Lien Term Loan	S + 5.00%	9.29%	7/1/2030	9,966	9,880	9,841	0.58
Marina Acquisition, Inc.	(7)(13)(15)(16)	First Lien Revolver	P + 4.00%	11.50%	7/1/2030	1,434	218	212	0.01
MHE Intermediate Holdings, LLC	(8)(16)	First Lien Term Loan	S + 6.00%	10.44%	7/21/2027	407	405	403	0.02
MHE Intermediate Holdings, LLC	(8)(16)	First Lien Term Loan	S + 6.25%	10.69%	7/21/2027	33	33	32	—
MHE Intermediate Holdings, LLC	(8)(16)	First Lien Term Loan	S + 6.50%	10.94%	7/21/2027	29	29	29	—
MHE Intermediate Holdings, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 6.00%	10.44%	7/21/2027	171	170	170	0.01
MHE Intermediate Holdings, LLC	(7)(15)(19)	First Lien Revolver	S + 6.00%	10.44%	7/21/2027	60	24	23	—
Monarch Buyer, Inc.	(13)(15)(18)	First Lien Term Loan	S + 4.75%	9.04%	6/2/2032	9,845	9,795	9,795	0.58
Monarch Buyer, Inc.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	6/2/2032	4,102	(10)	(21)	—
Monarch Buyer, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.75%	9.04%	6/2/2032	1,846	(9)	(9)	—
OMNIA Partners, LLC	(5)(8)(15)(19)	First Lien Term Loan	S + 2.50%	6.79%	7/25/2030	4,466	4,486	4,480	0.27
Propio LS, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	9.04%	5/10/2030	14,435	14,295	14,366	0.85
Propio LS, LLC	(7)(13)(15)(19)	First Lien Revolver	S + 4.75%	9.04%	5/10/2030	533	(3)	(3)	—
Ruppert Landscape, LLC	(8)(17)	First Lien Term Loan	S + 5.00%	9.29%	12/3/2029	11,781	11,770	11,724	0.69
Ruppert Landscape, LLC	(8)(13)(17)	First Lien Term Loan	S + 5.00%	9.29%	12/3/2029	7,105	7,071	7,071	0.42
Ruppert Landscape, LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	12/3/2029	2,707	(7)	(13)	—
Ruppert Landscape, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	12/3/2029	4,811	4,768	4,788	0.28
Ruppert Landscape, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	12/3/2029	15,613	6,385	6,371	0.38
Ruppert Landscape, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	9.44%	12/3/2029	2,961	581	578	0.03

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Professional Services (continued)
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	(5)(15)(19)	First Lien Term Loan	S + 3.00%	7.32%	7/31/2031	$5,974	$5,958	$6,002	0.36%
Skopima Consilio Parent LLC	(5)(8)(15)(18)	First Lien Term Loan	S + 3.75%	8.07%	5/12/2028	4,949	4,944	4,892	0.29
TRC Companies LLC	(5)(8)(15)(19)	First Lien Term Loan	S + 3.00%	7.32%	12/8/2028	5,611	5,608	5,606	0.33
USRP Holdings, Inc.	(8)(17)	First Lien Term Loan	S + 5.00%	9.32%	12/31/2029	4,326	4,326	4,326	0.26
USRP Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	12/31/2029	17,870	294	330	0.02
USRP Holdings, Inc.	(7)(15)(17)	First Lien Revolver	S + 5.50%	9.82%	12/31/2029	2,290	(9)	—	—
Vensure Employer Services, Inc.	(8)(13)(15)(18)	First Lien Term Loan	S + 4.75%	9.04%	9/27/2031	10,175	10,138	10,128	0.60
Vensure Employer Services, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	9/27/2031	1,026	(6)	(5)	—
VT Topco, Inc.	(5)(15)(18)	First Lien Term Loan	S + 3.00%	7.32%	8/9/2030	7,162	7,156	7,186	0.42
YA Intermediate Holdings II, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.90%	10/1/2031	10,783	10,737	10,783	0.64
YA Intermediate Holdings II, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.90%	10/1/2031	4,513	468	478	0.03
YA Intermediate Holdings II, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	9.07%	10/1/2031	2,168	424	434	0.03
							207,785	207,994	12.29
Real Estate Management and Development
Sako and Partners Lower Holdings LLC	(8)(15)(16)	First Lien Term Loan	S + 4.50%	8.79%	9/15/2028	5,818	5,810	5,788	0.34
Sako and Partners Lower Holdings LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.79%	9/15/2028	889	889	885	0.05
Sako and Partners Lower Holdings LLC	(7)(15)(16)	First Lien Revolver	S + 6.00%	10.29%	9/15/2028	746	(2)	(4)	—
							6,697	6,669	0.39
Software
365 Retail Markets, LLC	(8)(16)	First Lien Term Loan	S + 4.50%	8.79%	12/22/2028	137	137	137	0.01
365 Retail Markets, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.79%	12/22/2028	109	109	109	0.01
Adelaide Borrower, LLC	(13)(15)(17)	First Lien Term Loan	S + 6.25%	10.54%	5/8/2030	7,389	7,265	7,315	0.43
Adelaide Borrower, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 6.25%	10.57%	5/8/2030	1,670	(14)	(17)	—
Adelaide Borrower, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 3.38%	7.70%	5/8/2030	1,040	(18)	(10)	—
Ahead DB Holdings, LLC	(5)(15)(17)	First Lien Term Loan	S + 3.00%	7.29%	2/3/2031	5,536	5,507	5,548	0.33
Artifact Bidco, Inc.	(8)(13)(18)	First Lien Term Loan	S + 4.25%	8.54%	7/25/2031	6,709	6,651	6,709	0.40
Artifact Bidco, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.79%	7/25/2031	1,642	(7)	—	—
Artifact Bidco, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.79%	7/26/2030	1,173	(10)	—	—
Atlas US Finco, Inc.	(6)(13)(15)(19)	First Lien Term Loan	S + 5.00%	9.32%	12/10/2029	19,043	19,028	18,996	1.12
Atlas US Finco, Inc.	(6)(7)(13)(15)(19)	First Lien Revolver	S + 5.00%	9.32%	12/9/2028	1,995	(5)	(5)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
Banker's Toolbox, Inc.	(8)(17)	First Lien Term Loan	S + 4.50%	8.79%	7/27/2027	$16,139	$16,032	$16,139	0.95%
Banker's Toolbox, Inc.	(7)(15)(17)	First Lien Revolver	S + 5.50%	9.79%	7/27/2027	637	(4)	—	—
Bluecat Networks (USA) Inc.	(6)(8)(17)	First Lien Term Loan	S + 5.00%	10.29% (Incl. 1.00% PIK)	8/8/2028	183	183	181	0.01
Bluecat Networks (USA) Inc.	(6)(8)(13)(17)	First Lien Term Loan	S + 5.00%	10.30% (Incl. 1.00% PIK)	8/8/2028	5,166	5,135	5,101	0.30
Bluecat Networks (USA) Inc.	(6)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	10.29% (Incl. 1.00% PIK)	8/8/2028	24	24	23	—
Bluecat Networks (USA) Inc.	(6)(8)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	10.29% (Incl. 1.00% PIK)	8/8/2028	34	34	34	—
Boxer Parent Company Inc.	(5)(15)(19)	First Lien Term Loan	S + 3.00%	7.29%	7/30/2031	5,985	5,970	5,955	0.34
Camelot U.S. Acquisition LLC	(5)(6)(15)(19)	First Lien Term Loan	S + 2.75%	7.07%	1/31/2031	5,260	5,261	5,213	0.31
Central Parent LLC	(5)(8)(15)(19)	First Lien Term Loan	S + 3.25%	7.54%	7/6/2029	4,963	4,954	4,156	0.25
Concord Global Acquisition, LLC	(13)(15)(19)	First Lien Term Loan	S + 4.50%	8.79%	12/29/2031	10,522	10,475	10,469	0.62
Concord Global Acquisition, LLC,	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.79%	12/29/2031	4,575	1,082	1,075	0.06
Concord Global Acquisition, LLC,	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	9.04%	12/29/2031	1,830	(9)	(9)	—
ConnectWise, LLC	(5)(6)(15)(18)	First Lien Term Loan	S + 3.50%	8.05%	9/29/2028	6,944	6,934	6,988	0.41
DT Intermediate Holdco, Inc.	(13)(15)(17)	First Lien Term Loan	S + 2.75%	10.29% (Incl. 3.25% PIK)	2/24/2028	3,994	3,988	3,984	0.24
DT Intermediate Holdco, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.50%	9.79%	2/24/2028	14,790	(28)	(37)	—
e-Discovery AcquireCo, LLC	(8)(16)	First Lien Term Loan	S + 5.75%	10.04%	8/29/2029	250	249	249	0.01
e-Discovery AcquireCo, LLC	(8)(13)(16)	First Lien Term Loan	S + 5.25%	9.54%	8/29/2029	1,533	1,530	1,494	0.09
Eclipse Buyer, Inc.	(13)(15)(18)	First Lien Term Loan	S + 4.75%	9.07%	9/8/2031	15,724	15,663	15,646	0.92
Eclipse Buyer, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	9/8/2031	2,665	(6)	(13)	—
Eclipse Buyer, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	9.07%	9/8/2031	1,352	(6)	(7)	—
Emburse, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.25%	8.54%	5/28/2032	25,421	25,358	25,360	1.50
Emburse, Inc.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.25%	8.54%	5/28/2032	4,539	(6)	(11)	—
Emburse, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.25%	8.54%	5/28/2032	4,539	(11)	(11)	—
Empyrean Solutions, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.79%	11/26/2031	2,765	2,753	2,758	0.16
Empyrean Solutions, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	11/26/2031	1,106	(2)	(3)	—
Empyrean Solutions, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	9.04%	11/26/2031	415	(2)	(1)	—
Enverus Holdings, Inc.	(8)(15)(17)	First Lien Term Loan	S + 5.50%	9.82%	12/24/2029	2,358	2,331	2,358	0.14
Enverus Holdings, Inc.	(7)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.50%	9.82%	12/24/2029	44	(1)	—	—
Enverus Holdings, Inc.	(7)(15)(17)	First Lien Revolver	S + 5.50%	9.82%	12/24/2029	174	11	13	—
ESG Investments, Inc.	(8)(13)(16)	First Lien Term Loan	S + 4.50%	8.79%	3/11/2028	1,898	1,898	1,898	0.11
ESG Investments, Inc.	(8)(16)	First Lien Term Loan	S + 4.50%	8.94%	3/11/2028	139	138	139	0.01
ESG Investments, Inc.	(15)(19)	First Lien Delayed Draw Term Loan	S + 4.50%	8.94%	3/11/2028	17	17	17	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
Genesys Cloud Services Holdings I, LLC	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.82%	1/30/2032	$1,634	$1,631	$1,636	0.10%
Fourth Enterprises, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.82%	3/21/2031	25,074	24,953	24,949	1.47
Fourth Enterprises, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.82%	3/21/2031	4,851	(23)	(24)	—
Fourth Enterprises, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.82%	3/21/2031	2,238	213	213	0.01
Higher Logic, LLC	(8)(13)(17)	First Lien Term Loan	S + 5.25%	9.54%	1/10/2029	9,089	9,052	9,044	0.53
Higher Logic, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.25%	9.54%	1/10/2029	759	(4)	(4)	—
Inhabitiq Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.82%	1/12/2032	17,574	17,540	17,530	1.04
Inhabitiq Inc.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.50%	8.82%	1/12/2032	4,882	(6)	(12)	—
Inhabitiq Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.50%	8.82%	1/12/2032	3,051	(8)	(8)	—
Javelin Buyer, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 6.00%	10.32%	12/6/2029	1,304	—	—	—
Kaseya Inc.	(5)(7)(15)(19)	First Lien Revolver	S + 3.25%	7.57%	3/20/2030	1,522	(8)	7	—
Kipu Buyer, LLC	(8)(16)	First Lien Term Loan	S + 4.25%	8.54%	1/27/2027	2,240	2,220	2,240	0.13
Kipu Buyer, LLC	(7)(15)(19)	First Lien Revolver	S + 4.75%	9.04%	1/27/2026	365	(2)	—	—
KPA Parent Holdings, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	9.07%	3/12/2032	16,595	16,513	16,512	0.98
KPA Parent Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	9.07%	3/12/2032	2,371	(6)	(12)	—
KPA Parent Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	9.07%	3/12/2032	1,660	(8)	(8)	—
Litera Bidco LLC	(8)(16)	First Lien Term Loan	S + 5.00%	9.32%	5/1/2028	5,175	5,171	5,136	0.30
Litera Bidco LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	5/1/2028	2,835	1,868	1,851	0.11
Litera Bidco LLC	(7)(15)(16)	First Lien Revolver	S + 4.75%	9.07%	5/1/2028	434	—	(3)	—
McAfee Corp.	(5)(8)(18)	First Lien Term Loan	S + 3.00%	7.32%	3/1/2029	4,737	4,740	4,610	0.27
Montana Buyer Inc.	(8)(17)	First Lien Term Loan	S + 4.75%	9.07%	7/22/2029	25,233	25,233	25,233	1.49
Montana Buyer Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 5.75%	10.07%	7/21/2028	2,352	(1)	—	—
MRI Software LLC	(5)(8)(15)(16)	First Lien Term Loan	S + 4.75%	9.04%	2/10/2027	667	664	664	0.04
MRI Software LLC	(5)(7)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	2/10/2027	1,299	1,049	1,049	0.06
Nasuni Corporation	(13)(15)(17)	First Lien Term Loan	S + 5.00%	9.29%	9/10/2030	6,250	6,210	6,208	0.37
Nasuni Corporation	(7)(13)(15)(17)	First Lien Revolver	S + 5.75%	10.07%	9/10/2030	1,302	(8)	(9)	—
Navex TopCo, Inc.	(8)(17)	First Lien Term Loan	S + 5.25%	9.57%	11/8/2030	7,406	7,335	7,388	0.44
North Star Acquisitionco, LLC	(8)(16)	First Lien Term Loan	S + 4.50%	8.79%	5/3/2029	4,064	4,064	4,064	0.24
North Star Acquisitionco, LLC	(8)(13)(16)	First Lien Term Loan	S + 4.50%	8.79%	5/3/2029	2,367	2,358	2,367	0.14
North Star Acquisitionco, LLC	(8)(13)(19)	First Lien Term Loan	C + 4.50%	7.25%	5/3/2029	CAD 9,064	6,552	6,661	0.39
North Star Acquisitionco, LLC	(7)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.79%	5/3/2029	2,084	2,012	2,014	0.12
North Star Acquisitionco, LLC	(7)(15)(16)	First Lien Revolver	S + 4.50%	8.79%	5/3/2029	2,275	2,050	2,059	0.12
Onit, Inc.	(8)(13)(15)(17)	First Lien Term Loan	S + 4.75%	9.04%	1/27/2032	18,947	18,865	18,947	1.12
Onit, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 3.75%	8.04%	1/27/2032	8,359	(19)	—	—
Onit, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 3.75%	8.04%	1/27/2032	2,786	(14)	—	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
Pegasus Transtech Holding, LLC	(13)(15)(16)	First Lien Term Loan	S + 6.00%	10.32%	11/17/2026	$10	$10	$10	—%
Pegasus Transtech Holding, LLC	(8)(16)	First Lien Term Loan	S + 6.00%	10.32%	11/17/2026	245	245	245	0.01
Perforce Software, Inc.	(5)(8)(18)	First Lien Term Loan	S + 4.75%	9.07%	6/29/2029	2,962	2,906	2,862	0.17
Prism Parent Co. Inc.	(8)(17)	First Lien Term Loan	S + 5.00%	9.32%	9/19/2028	3,931	3,931	3,892	0.23
Prism Parent Co. Inc.	(7)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.32%	9/19/2028	402	160	157	0.01
Proofpoint, Inc.	(5)(15)(18)	First Lien Term Loan	S + 3.00%	7.32%	8/31/2028	2,047	2,046	2,051	0.12
QBS Parent, Inc.	(8)(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.79%	6/3/2032	4,750	4,739	4,738	0.28
QBS Parent, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.50%	8.79%	6/3/2032	450	(3)	(1)	—
Rally Buyer, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.75%	10.04%	7/19/2028	177	177	160	0.01
Rally Buyer, Inc.	(15)(17)	First Lien Delayed Draw Term Loan	S + 5.75%	10.04%	7/19/2028	15	15	14	—
Routeware, Inc.	(13)(15)(16)	First Lien Term Loan	S + 5.25%	9.54%	9/18/2031	6,364	6,337	6,348	0.38
Routeware, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	9.54%	9/18/2031	2,955	175	174	0.01
Routeware, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 5.25%	9.54%	9/18/2031	682	133	135	0.01
Spartan Bidco PTY LTD	(6)(8)(17)	First Lien Term Loan	S + 6.50%	10.94%	1/24/2028	270	264	269	0.02
Spartan Bidco PTY LTD	(6)(13)(15)(17)	First Lien Term Loan	S + 6.50%	10.94%	1/24/2028	9,280	9,235	9,228	0.55
Spartan Bidco PTY LTD	(6)(7)(13)(15)(17)	First Lien Revolver	S + 6.50%	10.79%	1/24/2028	769	(7)	(4)	—
Thunder Purchaser, Inc.	(8)(16)	First Lien Term Loan	S + 5.50%	9.94%	6/30/2028	247	246	247	0.01
Thunder Purchaser, Inc.	(8)(13)(16)	First Lien Term Loan	S + 5.25%	9.69%	6/30/2028	4,149	4,133	4,139	0.24
Thunder Purchaser, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	9.69%	6/30/2028	9,892	7,390	7,385	0.44
Trimech Acquisition Corp.	(8)(13)(16)	First Lien Term Loan	S + 4.75%	9.04%	3/10/2028	2,157	2,147	2,146	0.13
Trimech Acquisition Corp.	(8)(15)(16)	First Lien Term Loan	S + 4.75%	9.04%	3/10/2028	5,879	5,879	5,849	0.34
Trimech Acquisition Corp.	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	3/10/2028	10,925	10,881	10,870	0.64
Trimech Acquisition Corp.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	SON + 4.75%	8.97%	3/10/2028	GBP 2,351	1,226	1,234	0.07
Trimech Acquisition Corp.	(7)(15)(19)	First Lien Revolver	P + 3.75%	11.25%	3/10/2028	7,004	1,095	1,086	0.06
UKG Inc.	(5)(15)(19)	First Lien Term Loan	S + 3.00%	7.32%	2/10/2031	4,750	4,741	4,773	0.28
Validity, Inc.	(13)(15)(19)	First Lien Term Loan	S + 5.25%	9.57%	4/12/2032	4,414	4,325	4,325	0.26
Validity, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.75%	9.04%	4/10/2030	783	—	—	—
Vamos Bidco, Inc	(13)(15)(18)	First Lien Term Loan	S + 4.75%	9.04%	1/30/2032	8,842	8,802	8,776	0.52
Vamos Bidco, Inc	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	1/30/2032	3,684	(9)	(28)	—
Vamos Bidco, Inc	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	9.04%	1/30/2032	1,105	(6)	(8)	—
WatchGuard Technologies, Inc.	(5)(8)(17)	First Lien Term Loan	S + 5.25%	9.57%	7/2/2029	246	239	245	0.01
							390,226	389,559	23.00

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Specialty Retail
LS Group Opco Acquisition LLC (LS Group PropCo Acquisition LLC)	(5)(8)(15)(19)	First Lien Term Loan	S + 2.50%	6.79%	4/23/2031	$4,130	$4,136	$4,132	0.24%
Mavis Tire Express Services Topco, Corp.	(5)(8)(15)(17)	First Lien Term Loan	S + 3.00%	7.29%	5/4/2028	4,094	4,090	4,097	0.24
Monahan Products, LLC	(8)(16)	First Lien Term Loan	S + 5.50%	9.79%	8/27/2027	246	244	246	0.02
PetSmart LLC	(5)(8)(17)	First Lien Term Loan	S + 3.75%	8.17%	2/11/2028	3,212	3,200	3,185	0.19
SCW Holdings III Corp.	(8)(13)(15)(17)	First Lien Term Loan	S + 5.00%	9.29%	3/17/2032	10,961	10,922	10,933	0.65
SCW Holdings III Corp.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.29%	3/17/2032	3,459	(9)	(9)	—
SCW Holdings III Corp.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	9.29%	3/17/2031	2,035	(8)	(5)	—
Shock Doctor Intermediate, LLC	(8)(16)	First Lien Term Loan	S + 5.50%	9.79%	11/20/2029	246	244	245	0.01
							22,819	22,824	1.35
Technology Hardware, Storage and Peripherals
TA TT Buyer, LLC	(5)(8)(18)	First Lien Term Loan	S + 4.75%	9.04%	4/2/2029	2,962	2,953	2,869	0.17
UBEO, LLC	(8)(16)	First Lien Term Loan	S + 5.25%	9.54%	7/3/2028	808	807	808	0.05
Victors Purchaser, LLC	(13)(15)(18)	First Lien Term Loan	S + 4.75%	9.04%	8/15/2031	9,171	9,153	9,148	0.54
Victors Purchaser, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	9.04%	8/15/2031	2,192	470	469	0.03
Victors Purchaser, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	9.04%	8/15/2031	1,254	(3)	(3)	—
							13,380	13,291	0.79
Textiles, Apparel and Luxury Goods
Hanesbrands Inc.	(5)(15)(19)	First Lien Term Loan	S + 2.75%	7.07%	3/7/2032	1,995	1,985	2,003	0.12
Gloves Buyer, Inc.	(5)(15)(19)	First Lien Revolver	S + 4.00%	8.29%	5/22/2030	6,000	5,971	5,895	0.35
Varsity Brands, Inc.	(5)(15)(19)	First Lien Term Loan	S + 3.50%	7.79%	8/26/2031	5,321	5,300	5,327	0.31
							13,256	13,225	0.78
Trading Companies and Distributors
Graffiti Buyer, Inc.	(8)(13)(16)	First Lien Term Loan	S + 5.50%	9.89%	8/10/2027	5,821	5,778	5,572	0.33
Graffiti Buyer, Inc.	(7)(8)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.89%	8/10/2027	3,773	2,028	1,889	0.11
Kele Holdco, Inc.	(8)(16)	First Lien Term Loan	S + 4.50%	8.82%	2/21/2028	2,622	2,622	2,609	0.15
Kele Holdco, Inc.	(15)(16)	First Lien Revolver	S + 4.50%	8.82%	2/21/2028	342	342	340	0.02
							10,770	10,410	0.61

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Wireless Telecommunication Services
Alert Media, Inc.	(8)(13)(16)	First Lien Term Loan	S + 6.25%	10.55% (Incl. 9.55% PIK)	4/12/2027	$449	$448	$449	0.03%
Alert Media, Inc.	(8)(16)	First Lien Term Loan	S + 6.25%	10.55% (Incl. 9.55% PIK)	4/12/2027	136	136	136	0.01
Alert Media, Inc.	(8)(16)	First Lien Term Loan	S + 5.25%	9.54%	4/12/2027	131	131	131	0.01
Alert Media, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 5.75%	10.07%	4/12/2027	211	(1)	—	—
CCI Buyer, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.00%	9.29%	5/13/2032	34,741	34,567	34,574	2.04
CCI Buyer, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 5.00%	9.29%	5/13/2032	2,029	(10)	(10)	—
DAS Purchaser 2 Corp.	(13)(15)(17)	First Lien Term Loan	S + 6.25%	16.14% (Incl. 5.50% PIK)	4/30/2027	86	85	76	—
DAS Purchaser 2 Corp.	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 6.25%	16.14% (Incl. 5.50% PIK)	4/30/2027	175	173	154	0.01
							35,529	35,510	2.10
Total Secured Debt Investments							3,041,791	3,037,737	179.45

Unsecured Debt Investments

Diversified Consumer Services
AVG Intermediate Holdings LLC	(15)(19)	Subordinated Unsecured Term Loan	N/A	13.75% PIK	3/16/2028	805	805	763	0.05
AVG Intermediate Holdings LLC	(15)(19)	Subordinated Unsecured Delayed Draw Term Loan	N/A	13.75% PIK	3/16/2028	308	308	292	0.02
VetCor Group Holdings LLC	(15)(19)	Subordinated Unsecured Term Loan	N/A	13.75% PIK	8/31/2030	6	6	6	—
VetCor Group Holdings LLC	(15)(19)	Subordinated Unsecured Term Loan	N/A	14.75% PIK	8/31/2030	2	2	2	—
VetCor Group Holdings LLC	(3)(15)(19)	Subordinated Unsecured Delayed Draw Term Loan	N/A	13.75% PIK	8/31/2030	—	—	—	—
							1,121	1,063	0.07
Health Care Technology
Employee Health Co.	(15)(19)	Unsecured Term Loan	N/A	13.75% PIK	11/10/2031	295	290	286	0.02
							290	286	0.02
Insurance
KWOR Acquisition, Inc.	(13)(15)(19)	Subordinated Unsecured HoldCo Debt	S + 3.25%	15.54% (Incl. 8.00% PIK)	2/28/2030	672	672	672	0.04
							672	672	0.04
Healthcare Providers and Services
OB Hospitalist Group, Inc.	(15)(19)	Subordinated Unsecured Term Loan	S + 9.75%	14.18% (Incl. 9.75% PIK)	9/27/2028	23	23	23	—
							23	23	—
Total Unsecured Debt Investments							2,106	2,044	0.13

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Equity Investments
Automobile Components
EAH Holdco, LLC	(3)(11)(15)	Common	—	—	—	$—	$136	$184	0.01%
QAS Parent, LLC	(11)(15)	Common	—	—	—	237	366	532	0.03
							502	716	0.04
Building Products
MDC Interior Acquisition Inc	(11)(15)	Common	—	—	—	1	894	1,255	0.07
							894	1,255	0.07
Capital Markets
Arax MidCo, LLC	(7)(12)(13)(15)	Common	—	—	—	1,154	731	787	0.05
							731	787	0.05
Chemicals
Americhem, Inc.	(12)(13)(15)	Common	—	—	—	6	571	571	0.03
Bulab Holdings, Inc	(12)(13)(15)	Common	—	—	—	870	870	870	0.05
							1,441	1,441	0.08
Commercial Services and Supplies
Hercules Blocker LLC	(9)(11)(15)	Common	—	—	—	140	251	256	0.02
KAWP Holdings, L.P.	(3)(11)(15)	Common	—	—	—	—	309	310	0.02
Low Voltage Holdings INC.	(12)(13)(15)	Common	—	—	—	2	2,363	2,363	0.13
Zinc Buyer Corporation	(12)(13)(15)	LP Units	—	—	—	242	242	297	0.02
							3,165	3,226	0.19
Construction & Engineering
Hydraulic Technologies USA LLC	(12)(13)(15)	Common	—	—	—	8	8	—	—
Hydraulic Technologies USA LLC	(12)(13)(15)	Preferred	—	—	—	743	743	408	0.02
MEI Co-Investor Aggregator LLC	(11)(15)	Common	—	—	—	1	796	1,568	0.09
							1,547	1,976	0.11
Diversified Consumer Services
American Veterinary Group Holdings, LLC	(11)(15)	Common	—	—	—	243	387	142	0.01
Four Seasons Blocker Aggregator, LP	(3)(11)(15)	Common	—	—	—	—	203	194	0.01
GS Seer Group Holdings, LLC	(3)(11)(15)	Common	—	—	—	—	110	108	0.01
Health Aggregator LLC	(3)(11)(15)	Common	—	—	—	—	159	154	0.01
Home Service HoldCo, Inc.	(11)(15)	Common	—	—	—	2	264	322	0.02
Seahawk Bidco, LLC	(12)(13)(15)	LP Units	—	—	—	3	3,035	3,317	0.20
US Fitness Holdings, LLC	(12)(13)(15)	Common	—	—	—	3	3,182	4,151	0.25
VPP Group Holdings, L.P.	(3)(11)(15)	Common	—	—	—	—	265	284	0.02
							7,605	8,672	0.53

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Electronic Equipment, Instruments and Components
Wildcat Topco, Inc.	(12)(13)(15)	LP Units	—	—	—	$628	$628	$666	0.04%
							628	666	0.04
Energy Equipment and Services
CRCI Longhorn Holdings, Inc.	(12)(13)(15)	LP Units	—	—	—	1	1,154	1,381	0.08
Tiger Parent Holdco L.P.	(3)(11)(15)	Common	—	—	—	—	895	1,368	0.08
							2,049	2,749	0.16
Financial Services
Cerity Partners Equity Holding LLC	(7)(12)(13)(15)	Preferred	N/A	13.75% PIK	—	2,325	1,408	1,408	0.08
GC Mountaintop Intermediate II Inc	(11)(15)	Preferred	N/A	11.00% PIK	—	659	913	906	0.05
GC Mountaintop Holdings, LLC	(11)(15)	Common	—	—	—	507	648	800	0.05
							2,969	3,114	0.18
Healthcare Providers and Services
AB Centers Acquisition Corporation	(10)(11)(15)	Preferred	N/A	8.00% PIK	—	136	346	664	0.04
MRO Corporation	(12)(13)(15)	Common	—	—	—	1	716	716	0.04
Oral Surgery Holdings, LLC	(11)(15)	Preferred	—	—	—	42	554	1,033	0.06
REP Coinvest III AGP Blocker, L.P.	(11)(15)	Common	—	—	—	155	409	698	0.04
REP Coinvest III AGP, L.P.	(11)(15)	Common	—	—	—	67	175	299	0.02
RxSense Group LLC	(11)(15)	Common	—	—	—	14	284	759	0.05
US Heart And Vascular Holdings LLC	(11)(15)	Common	—	—	—	100	106	64	—
							2,590	4,233	0.25
Health Care Technology
DeLorean Purchaser, Inc.	(12)(13)(15)	Common	—	—	—	3,043	3,043	3,043	0.18
F&M Buyer LLC	(12)(13)(15)	Common	—	—	—	1,217	1,217	1,217	0.07
Goldeneye Parent, LLC	(12)(13)(15)	Preferred	—	—	—	55	1,111	1,111	0.07
Unlimited Technology Holdings, LLC	(12)(13)(15)	Common	—	—	—	1,655	1,655	1,655	0.10
							7,026	7,026	0.42
Insurance
Accelerate Topco Holdings LLC	(11)(15)	Common	—	—	—	6	222	418	0.02
IMG Blocker Buyer Parent, LLC	(11)(15)	Preferred	N/A	10.50% PIK	—	48	571	476	0.03
IMG Blocker Buyer Parent, LLC	(3)(11)(15)	Common	—	—	—	—	6	6	—
Integrity Marketing Group, LLC	(11)(15)	Preferred	N/A	10.50% PIK	—	147	210	324	0.02
KWOR Acquisition, Inc.	(3)(12)(13)(15)	Common	—	—	—	—	330	301	0.02
KWOR Acquisition, Inc.	(3)(12)(13)(15)	Preferred	N/A	12.40% PIK	—	—	453	453	0.03
LEP McLarens Co-Invest, L.P.	(11)(15)	LP Units	—	—	—	40	132	124	0.01
OHCP V GA COI, L.P.	(11)(15)	Preferred	—	—	—	11	13	13	—
OHCP V GA COI, L.P.	(11)(15)	Common	—	—	—	98	119	113	0.01
Unison Risk Advisors Inc.	(12)(13)(15)	Common	—	—	—	1,820	2,857	2,808	0.16
							4,913	5,036	0.30

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
IT Services
DT1 Midco Corp	(12)(13)(15)	Common	—	—	—	$3,422	$3,422	$3,351	0.20%
OEConnection LLC	(3)(11)(15)	Common	—	—	—	—	321	446	0.03
Ridge Trail US Bidco, Inc.	(12)(13)(15)	Preferred	N/A	11.00% PIK	—	1,418	1,456	1,456	0.08
Ridge Trail US Bidco, Inc.	(12)(13)(15)	Common	—	—	—	34	34	—	—
Winterfell Co-Invest SCSp	(11)(15)	Common	—	—	—	445	673	1,027	0.06
							5,906	6,280	0.37
Pharmaceuticals
Creek Parent, Inc.	(12)(13)(15)	Common	—	—	—	150	150	176	0.01
							150	176	0.01
Professional Services
Elevator Holdco, Inc. Common Stock	(3)(11)(15)	Common	—	—	—	—	453	382	0.02
Marina Acquisition, Inc.	(3)(12)(13)(15)	Common	—	—	—	—	231	190	0.01
Monarch Buyer, Inc.	(12)(13)(15)	Common	—	—	—	2,753	2,753	2,753	0.16
TVG-KUSRP Holdings, LP	(11)(15)	Preferred	—	—	—	233	285	232	0.01
							3,722	3,557	0.20
Software
Concord Global Acquisition, LLC,	(12)(13)(15)	Common	N/A	8.00% PIK	—	3	2,874	2,874	0.17
Eclipse Buyer, Inc.	(12)(13)(15)	Preferred	N/A	12.50% PIK	—	1	5,540	5,490	0.32
North Star Acquisition Aggregator, L.P.	(11)(15)	Common	—	—	—	336	362	558	0.03
							8,776	8,922	0.52

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Specialty Retail
SCW Holdings III Corp.	(12)(13)(15)	LP Units	—	—	—	$1	$1,167	$1,276	0.08%
							1,167	1,276	0.08
Technology Hardware, Storage and Peripherals
Victors Purchaser, LLC	(12)(13)(15)	LP Units	—	—	—	333	333	370	0.02
							333	370	0.02
Textiles, Apparel and Luxury Goods
Gloves Buyer, Inc.	(12)(13)(15)	Common	—	—	—	2	243	243	0.01
							243	243	0.01
Trading Companies and Distributors
Graffiti Parent, LP	(11)(15)	Common	—	—	—	2	522	179	0.01
Kele Holdings, Inc.	(3)(11)(15)	Common	—	—	—	—	187	245	0.01
							709	424	0.02
Total Equity Investments							57,066	62,145	3.65
Total Investments - non-controlled/non-affiliated							3,100,963	3,101,926	183.23

Short-Term Investments
BlackRock Liquidity T-Fund - Institutional Shares	(14)		—	—	—		58,644	58,644	3.46
Total Short-Term Investments							58,644	58,644	3.46
Total Investments at fair value							$3,159,607	$3,160,570	186.69%

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

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
2.
The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate ("SOFR" or "S"), Prime Rate (“Prime” or “P”), Canadian Overnight Repo Rate Average ("CORRA" or "C"), Sterling Overnight Index Average ("SONIA" or "SON") or other relevant benchmark, which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over reference rates and the current contractual interest rate in effect on June 30, 2025. Certain investments are subject to an interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
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
6.
The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2025, non-qualifying assets represented 6.64% of total assets as calculated in accordance with regulatory requirements.
7.
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See below and Note 7 to the Consolidated Financial Statements for more information on the Company’s unfunded commitments.
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
11.
Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2025, the aggregate fair value of these securities is $16,443 or 0.97% of the Company’s net assets. The acquisition date of these restricted securities was January 19, 2024.
12.
Security exempt from registration under the Securities Act, and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2025, the aggregate fair value of these securities is $45,702 or 2.70% of the Company’s net assets. The acquisition dates of these restricted securities are as follows:

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Portfolio Company	Investment	Acquisition Date
Arax MidCo, LLC	Common	April 11, 2024
Americhem, Inc.	Common	February 28, 2025
Zinc Buyer Corporation	LP Units	July 29, 2024
Hydraulic Technologies USA LLC	Common	June 3, 2024
Hydraulic Technologies USA LLC	Preferred	June 3, 2024
Seahawk Bidco, LLC	LP Units	December 19, 2024
US Fitness Holdings, LLC	Common	September 4, 2024
Wildcat Topco, Inc.	LP Units	December 23, 2024
CRCI Longhorn Holdings, Inc.	LP Units	August 27, 2024
Cerity Partners Equity Holding LLC	Preferred	August 12, 2024
DeLorean Purchaser, Inc.	Common	December 16, 2024
F&M Buyer LLC	Common	March 18, 2025
Goldeneye Parent, LLC	Preferred	March 31, 2025
Unlimited Technology Holdings, LLC	Common	March 12, 2025
KWOR Acquisition, Inc.	Common	February 28, 2025
KWOR Acquisition, Inc.	Preferred	February 28, 2025
Unison Risk Advisors Inc.	Common	October 30, 2024
DT1 Midco Corp	Common	December 30, 2024
Ridge Trail US Bidco, Inc.	Preferred	September 30, 2024
Ridge Trail US Bidco, Inc.	Common	September 30, 2024
Creek Parent, Inc.	Common	December 18, 2024
Marina Acquisition, Inc.	Common	July 1, 2024
Concord Global Acquisition, LLC,	Common	December 27, 2024
Eclipse Buyer, Inc.	Preferred	September 6, 2024
SCW Holdings III Corp.	LP Units	March 17, 2025
Victors Purchaser, LLC	LP Units	August 15, 2024
Bulab Holdings, Inc	Common	June 1, 3025
Gloves Buyer, Inc.	Common	June 6, 2025
Low Voltage Holdings INC.	Common	April 28, 2025
Monarch Buyer, Inc.	Common	June 2, 2025
MRO Corporation	Common	June 9, 2025

13.
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting the Company to do so (see Note 3 to the consolidated financial statements for discussion of the exemptive order from the SEC).
14.
Short-term investments amounting to $58,644 are invested in money market funds (BlackRock Liquidity T-Fund - Institutional Shares) and would be categorized as Level 1 under the ASC 820 fair value level hierarchy as of June 30, 2025.
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

See accompanying notes to the consolidated financial statements

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

As of June 30, 2025, the Company had the following commitments to fund various revolving and delayed draw loans. Such commitments, also included in the Consolidated Schedule of Investments above, are subject to the satisfaction of certain conditions set forth in the documents governing these loans. See Note 7 to the Consolidated Financial Statements for more information on the Company's unfunded commitments.

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
AAH Topco., LLC	Delayed Draw Term Loan	4/15/2032	$5,941	$(77)
AB Centers Acquisition Corporation	Delayed Draw Term Loan	7/2/2031	960	(7)
AB Centers Acquisition Corporation	Revolver	7/2/2026	751	(5)
Accession Risk Management, Inc.	Delayed Draw Term Loan	9/6/2031	3,258	—
Accession Risk Management, Inc.	Revolver	11/1/2029	694	—
Acentra Holdings, LLC	Revolver	12/17/2029	67	—
ACI Group Holdings, Inc.	Revolver	8/2/2027	233	(5)
Adelaide Borrower, LLC	Delayed Draw Term Loan	5/8/2030	1,670	(17)
Adelaide Borrower, LLC	Revolver	5/15/2026	1,040	(10)
Alert Media, Inc.	Revolver	4/12/2027	211	—
AMBA Buyer, Inc.	Revolver	7/30/2027	276	(2)
American Residential Services, LLC	Revolver	1/21/2027	1,739	(9)
Americhem, Inc.	Delayed Draw Term Loan	3/1/2032	6,278	(63)
Americhem, Inc.	Revolver	3/17/2032	4,447	(44)
Amerilife Holdings LLC	Delayed Draw Term Loan	8/31/2029	2,335	(6)
Amerlife Holdings LLC	Delayed Draw Term Loan	3/20/2030	3,333	(8)
Amerilife Holdings LLC	Revolver	7/1/2030	2,073	(5)
AMSPEC Parent, LLC	Term Loan	12/22/2031	80	1
Analytic Partners, LP	Revolver	4/4/2030	1,002	(3)
Apex Service Partners, LLC	Revolver	9/26/2026	378	(1)
Applied Technical Services, LLC	Delayed Draw Term Loan	4/8/2027	1,739	(7)
Applied Technical Services, LLC	Revolver	4/8/2026	2,033	(9)
Aprio Advisory Group, LLC	Delayed Draw Term Loan	3/28/2028	6,600	(32)
Aprio Advisory Group, LLC	Revolver	8/16/2026	4,018	(19)
Arax MidCo, LLC	Delayed Draw Term Loan	6/2/2032	9,091	(45)
Arax MidCo, LLC	Equity	4/11/2029	423	—
Arax MidCo, LLC	Revolver	4/22/2031	1,179	(6)
Arax MidCo, LLC	Delayed Draw Term Loan	4/11/2029	1,395	(7)
Ares Holdings, LLC	Revolver	11/18/2027	614	(3)
Arrow Management Acquisition, LLC	Delayed Draw Term Loan	11/28/2025	1	—
Artifact Bidco, Inc.	Delayed Draw Term Loan	5/1/2026	1,642	—
Artifact Bidco, Inc.	Revolver	5/14/2026	1,173	—
Atlas US Finco, Inc.	Revolver	12/9/2028	1,995	(5)
Aurora Plastics, LLC	Delayed Draw Term Loan	12/19/2031	2,850	(13)
AVG Intermediate Holdings LLC	Revolver	3/16/2027	166	(3)
AVSC Holding Corp.	Revolver	2/13/2032	2,959	(7)
AWP Group Holdings, Inc.	Delayed Draw Term Loan	12/23/2030	8,262	(83)
AWP Group Holdings, Inc.	Revolver	8/27/2026	30	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Banker's Toolbox, Inc.	Revolver	7/27/2027	$637	$—
BC Group Holdings, Inc.	Delayed Draw Term Loan	8/29/2029	2,114	(16)
Bellwether Buyer, L.L.C.	Delayed Draw Term Loan	4/15/2032	7,624	(18)
Bellwether Buyer, L.L.C.	Revolver	3/21/2031	3,050	(7)
Blackbird Purchaser, Inc.	Delayed Draw Term Loan	12/19/2029	410	—
Blackbird Purchaser, Inc.	Revolver	12/12/2029	309	—
Blackhawk Industrial Distribution, Inc.	Revolver	9/17/2026	1,577	(9)
Blades Buyer, Inc.	Delayed Draw Term Loan	7/2/2031	591	(1)
Blades Buyer, Inc.	Revolver	3/28/2028	155	(1)
Bridges Consumer Healthcare Intermediate LLC	Delayed Draw Term Loan	12/22/2031	6,341	(32)
Bridges Consumer Healthcare Intermediate LLC	Revolver	12/30/2026	2,682	(13)
Carr, Riggs & Ingram Capital, L.L.C.	Delayed Draw Term Loan	4/12/2027	6,895	(17)
Carr, Riggs & Ingram Capital, L.L.C.	Revolver	11/18/2026	4,000	(10)
CCI Buyer, Inc.	Revolver	5/10/2027	2,029	(10)
CDL Parent, Inc.	Delayed Draw Term Loan	5/28/2032	2,129	(10)
CDL Parent, Inc.	Revolver	12/7/2027	451	(2)
Cerity Partners Equity Holding LLC	Delayed Draw Term Loan	1/10/2029	5,000	(12)
Cerity Partners Equity Holding LLC	Delayed Draw Term Loan	7/21/2027	7,712	(19)
Cerity Partners Equity Holding LLC	Equity	1/1/2026	917	—
Cerity Partners Equity Holding LLC	Revolver	7/28/2028	1,633	(4)
CFGI Holdings, LLC	Revolver	11/2/2027	191	(1)
Cherry Bekaert Advisory LLC	Revolver	6/30/2028	187	—
Clydesdale Acquisition Holdings, Inc.	Term Loan	3/26/2032	75	—
Cold Chain Technologies, LLC	Revolver	7/2/2026	94	—
Concord Global Acquisition, LLC,	Delayed Draw Term Loan	12/26/2031	3,477	(17)
Concord Global Acquisition, LLC,	Revolver	1/19/2027	1,830	(9)
CPC/Cirtec Holdings, Inc	Revolver	7/24/2028	603	(5)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/27/2031	4,544	(23)
CRCI Longhorn Holdings, Inc.	Revolver	11/18/2027	3,030	(15)
Creek Parent, Inc.	Revolver	5/15/2029	125	—
Crown Laundry, LLC	Delayed Draw Term Loan	5/28/2031	1,304	(6)
Crown Laundry, LLC	Revolver	6/9/2032	1,522	(7)
Cub Financing Intermediate, LLC	Delayed Draw Term Loan	12/14/2026	4,967	—
CVP Holdco, Inc.	Delayed Draw Term Loan	6/28/2030	4,677	(11)
CVP Holdco, Inc.	Revolver	6/26/2029	2,353	(5)
DCG Acquisition Corp.	Delayed Draw Term Loan	6/13/2031	1,763	(18)
DCG Acquisition Corp.	Revolver	6/20/2030	4,408	(44)
DeLorean Purchaser, Inc.	Revolver	5/21/2032	4,574	(34)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
DT Intermediate Holdco, Inc.	Delayed Draw Term Loan	9/18/2031	$14,790	$(37)
DT1 Midco Corp	Delayed Draw Term Loan	6/2/2027	6,183	(31)
DT1 Midco Corp	Revolver	12/31/2031	2,940	(15)
Dwyer Instruments, LLC	Delayed Draw Term Loan	11/19/2026	2,828	(28)
Dwyer Instruments, LLC	Revolver	7/20/2029	2,925	(29)
Dynatect Group Holdings, Inc.	Revolver	6/30/2026	1,921	—
Eclipse Buyer, Inc.	Delayed Draw Term Loan	9/29/2028	2,665	(13)
Edgeco Buyer, Inc.	Delayed Draw Term Loan	5/22/2030	2,971	(15)
Edgeco Buyer, Inc.	Revolver	6/1/2028	338	(2)
Eclipse Buyer, Inc.	Revolver	9/7/2026	1,352	(7)
EDPO, LLC	Revolver	12/8/2026	43	—
Emburse, Inc.	Delayed Draw Term Loan	5/28/2032	4,539	(11)
Emburse, Inc.	Revolver	5/13/2032	4,539	(11)
Empyrean Solutions, LLC	Delayed Draw Term Loan	11/26/2026	1,106	(3)
Empyrean Solutions, LLC	Revolver	11/25/2026	415	(1)
Enverus Holdings, Inc.	Delayed Draw Term Loan	12/24/2029	44	—
Enverus Holdings, Inc.	Revolver	7/3/2028	161	—
EOS Fitness Opco Holdings, LLC	Delayed Draw Term Loan	10/31/2029	1,352	—
Essential Services Holding Corporation	Delayed Draw Term Loan	6/13/2031	2,082	(5)
Essential Services Holding Corporation	Revolver	6/17/2031	1,145	(3)
Excelitas Technologies Corp.	Delayed Draw Term Loan	4/30/2026	5,044	(32)
F&M Buyer LLC	Delayed Draw Term Loan	3/18/2032	3,980	(20)
F&M Buyer LLC	Revolver	3/12/2032	1,741	(9)
FL Hawk Intermediate Holdings, Inc.	Revolver	10/2/2026	1,190	—
Flint Opco, LLC	Delayed Draw Term Loan	6/30/2027	7,470	(37)
Flint Opco, LLC	Delayed Draw Term Loan	4/1/2029	2,005	(10)
Flow Control Solutions, Inc.	Delayed Draw Term Loan	7/10/2026	6,400	(90)
Flow Control Solutions, Inc.	Revolver	3/31/2029	1,250	(18)
Foreside Financial Group, LLC	Revolver	9/30/2027	527	—
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	2/28/2030	10,736	(41)
Fourth Enterprises, LLC	Delayed Draw Term Loan	3/21/2031	4,851	(24)
Fourth Enterprises, LLC	Revolver	10/31/2029	2,014	(10)
Frazier & Deeter Advisory, LLC	Delayed Draw Term Loan	5/2/2031	3,898	(19)
Frazier & Deeter Advisory, LLC	Revolver	8/1/2031	974	(5)
Goldeneye Parent, LLC	Revolver	3/1/2032	4,652	(11)
Graffiti Buyer, Inc.	Delayed Draw Term Loan	4/29/2026	1,724	(74)
GSV Holding, LLC	Revolver	10/31/2031	1,651	—
Harvey Tool Company, LLC	Revolver	10/26/2027	2,372	(5)
Harvey Tool Company, LLC	Delayed Draw Term Loan	10/16/2025	6,527	(12)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Health Buyer LLC	Delayed Draw Term Loan	6/3/2030	$10,052	$(42)
Heights Buyer, LLC	Delayed Draw Term Loan	8/25/2028	1,311	(7)
Heights Buyer, LLC	Revolver	8/25/2028	496	—
Hercules Borrower LLC	Revolver	12/15/2026	960	(5)
Higher Logic, LLC	Revolver	11/10/2028	759	(4)
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	6/28/2030	1,213	(3)
HSI Halo Acquisition, Inc.	Revolver	6/28/2026	978	(2)
HT Intermediary III, Inc.	Delayed Draw Term Loan	11/17/2031	3,564	(36)
HT Intermediary III, Inc.	Revolver	11/13/2026	1,247	(12)
Hydraulic Technologies USA LLC	Revolver	8/31/2028	1,574	(24)
IG Investments Holdings, LLC	Revolver	12/7/2027	1,172	(6)
ImageFirst Holdings, LLC	Revolver	3/10/2028	5,000	21
Imagine 360 LLC	Delayed Draw Term Loan	9/30/2028	10,122	(51)
Imagine 360 LLC	Revolver	9/20/2026	4,326	(22)
IMO Investor Holdings, Inc.	Revolver	5/11/2028	1,479	—
Inhabitiq Inc.	Delayed Draw Term Loan	1/12/2032	4,882	(12)
Inhabitiq Inc.	Revolver	6/1/2028	3,051	(8)
Innovetive Petcare, LLC	Delayed Draw Term Loan	11/26/2031	5,437	(54)
Integrated Power Services Holdings, Inc.	Revolver	11/22/2027	523	—
Integrated Power Services Holdings, Inc.	Delayed Draw Term Loan	11/22/2028	8,063	(16)
Integrity Marketing Acquisition, LLC	Revolver	7/16/2027	122	(1)
Javelin Buyer, Inc.	Revolver	6/1/2028	1,304	—
JHCC Holdings LLC	Revolver	9/9/2027	174	(1)
JKC Parent, Inc.	Delayed Draw Term Loan	2/13/2032	3,965	(28)
JKC Parent, Inc.	Revolver	6/29/2029	1,018	(5)
Kaseya Inc.	Revolver	2/28/2030	1,522	8
Kenco PPC Buyer LLC	Revolver	11/15/2029	754	(4)
Kipu Buyer, LLC	Revolver	1/27/2026	365	—
Klick, Inc.	Revolver	3/31/2028	813	—
KPA Parent Holdings, Inc.	Delayed Draw Term Loan	3/12/2032	2,371	(12)
Kriv Acquisition Inc.	Delayed Draw Term Loan	9/19/2031	8,343	(21)
KPA Parent Holdings, Inc.	Revolver	3/31/2032	1,659	(8)
Kriv Acquisition Inc.	Revolver	12/21/2026	283	(1)
KWOR Acquisition, Inc.	Delayed Draw Term Loan	2/28/2030	434	—
KWOR Acquisition, Inc.	Revolver	12/29/2031	2,182	—
Lido Advisors, LLC	Delayed Draw Term Loan	11/10/2025	10,640	(36)
Lido Advisors, LLC	Revolver	5/10/2032	1,241	(4)
Lightbeam Bidco Inc.	Revolver	5/3/2029	262	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Litera Bidco LLC	Delayed Draw Term Loan	5/1/2028	$963	$(7)
Litera Bidco LLC	Revolver	6/1/2026	434	(3)
Low Voltage Holdings INC.	Delayed Draw Term Loan	4/28/2032	7,253	—
Low Voltage Holdings INC.	Revolver	4/28/2032	3,197	—
Low Voltage Holdings INC.	Revolver	5/2/2032	294	—
Lubricant Engineers	Delayed Draw Term Loan	4/8/2031	3,429	(17)
Lubricant Engineers	Revolver	10/2/2028	2,212	(11)
Marina Acquisition, Inc.	Revolver	2/16/2027	1,205	(15)
Mclarens Midco Inc.	Delayed Draw Term Loan	6/20/2027	9,481	—
Mclarens Midco Inc.	Revolver	12/19/2027	1,896	—
MDC Interior Acquisition Inc	Revolver	5/1/2026	2,084	(5)
Merlin Buyer, Inc.	Revolver	7/2/2031	598	(4)
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	36	—
Minotaur Acquisition, Inc.	Delayed Draw Term Loan	6/3/2030	4,071	(35)
Minotaur Acquisition, Inc.	Revolver	12/21/2026	2,442	(21)
Monarch Buyer, Inc.	Delayed Draw Term Loan	6/2/2032	4,102	(21)
Monarch Buyer, Inc.	Revolver	7/30/2027	1,846	(9)
Montana Buyer Inc.	Revolver	7/22/2028	2,352	—
Motion & Control Enterprises LLC	Delayed Draw Term Loan	10/1/2026	1,453	(22)
Movati Athletic (Group) Inc.	Delayed Draw Term Loan	5/29/2029	2,572	(19)
Movati Athletic (Group) Inc.	Revolver	9/19/2028	1,929	(14)
MRI Software LLC	Delayed Draw Term Loan	9/4/2031	245	(1)
MRO Corporation	Delayed Draw Term Loan	6/21/2027	2,384	(18)
MRO Corporation	Revolver	6/9/2027	2,384	(18)
Nasuni Corporation	Revolver	9/17/2031	1,302	(9)
North Star Acquisitionco, LLC	Delayed Draw Term Loan	5/3/2029	70	—
North Star Acquisitionco, LLC	Revolver	5/3/2029	216	—
Oakbridge Insurance Agency LLC	Delayed Draw Term Loan	6/27/2027	5,166	—
OEConnection LLC	Delayed Draw Term Loan	4/22/2031	4,526	—
OEConnection LLC	Revolver	5/25/2029	2,793	—
Onit, Inc.	Delayed Draw Term Loan	1/27/2032	8,359	—
Onit, Inc.	Revolver	1/30/2027	2,786	—
Onyx-Fire Protection Services Inc.	Delayed Draw Term Loan	8/7/2026	1,766	(9)
Onyx-Fire Protection Services Inc.	Revolver	7/31/2026	3,003	(15)
Orsini Pharmaceutical Services, LLC	Revolver	5/22/2030	1,152	(6)
Packaging Coordinators Midco, Inc.	Delayed Draw Term Loan	1/22/2032	13,019	—
Packaging Coordinators Midco, Inc.	Revolver	3/1/2027	2,469	—
Pareto Health Intermediate Holdings, Inc.	Delayed Draw Term Loan	11/18/2027	1,668	(8)
Pareto Health Intermediate Holdings, Inc.	Revolver	9/9/2027	163	(1)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Pathstone Family Office LLC	Delayed Draw Term Loan	6/30/2031	$5,035	$(38)
Pathstone Family Office LLC	Revolver	5/15/2028	2,502	(19)
Phantom Purchaser, Inc.	Revolver	9/27/2031	4,494	(22)
Plaskolite PPC Intermediate II LLC	Revolver	5/9/2030	222	(7)
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/1/2031	9,109	—
Prism Parent Co. Inc.	Delayed Draw Term Loan	6/3/2031	241	(2)
Propio LS, LLC	Revolver	9/19/2031	533	(3)
Puma Buyer, LLC	Revolver	4/10/2030	3,063	(8)
QBS Parent, Inc.	Revolver	3/11/2028	450	(1)
Quality Automotive Services, LLC	Delayed Draw Term Loan	4/3/2030	1,939	(12)
Quality Automotive Services, LLC	Revolver	7/16/2027	130	(1)
R&T Acquisitions, LLC	Delayed Draw Term Loan	6/1/2028	463	(10)
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	11/19/2031	433	—
Red Fox CD Acquisition Corporation	Delayed Draw Term Loan	5/29/2030	4,569	(44)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	3/31/2031	6,893	(52)
Ridge Trail US Bidco, Inc.	Revolver	2/22/2030	1,677	(13)
Riser Interco, LLC	Delayed Draw Term Loan	10/31/2029	2,984	(14)
Riser Interco, LLC	Revolver	10/31/2029	800	(4)
Routeware, Inc.	Delayed Draw Term Loan	9/18/2031	2,773	(7)
Routeware, Inc.	Revolver	10/2/2026	545	(1)
Ruppert Landscape, LLC	Delayed Draw Term Loan	12/30/2031	2,707	(13)
Ruppert Landscape, LLC	Delayed Draw Term Loan	1/5/2028	9,167	(44)
Ruppert Landscape, LLC	Revolver	12/3/2029	2,369	(11)
Sako and Partners Lower Holdings LLC	Revolver	9/15/2028	746	(4)
Saturn Borrower Inc	Delayed Draw Term Loan	7/2/2026	2,844	(14)
Saturn Borrower Inc	Revolver	1/24/2027	1,143	(6)
SCW Holdings III Corp.	Delayed Draw Term Loan	3/17/2031	3,459	(9)
SCW Holdings III Corp.	Revolver	3/18/2032	2,035	(5)
Seahawk Bidco, LLC	Delayed Draw Term Loan	12/19/2030	2,471	(6)
Seahawk Bidco, LLC	Revolver	9/25/2026	1,273	(3)
Simplicity Financial Marketing Group Holdings, Inc.	Delayed Draw Term Loan	12/31/2031	5,614	(28)
Simplicity Financial Marketing Group Holdings, Inc.	Revolver	6/20/2026	3,610	(18)
Soleo Holdings, Inc.	Delayed Draw Term Loan	2/2/2032	2,111	—
Soleo Holdings, Inc.	Revolver	1/30/2032	2,111	—
Southpaw AP Buyer, LLC	Delayed Draw Term Loan	7/26/2030	962	(2)
Southpaw AP Buyer, LLC	Revolver	3/2/2028	1,220	(3)
Spartan Bidco PTY LTD	Revolver	1/24/2028	769	(4)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Specialized Dental Holdings II, LLC	Delayed Draw Term Loan	6/7/2026	$4,917	$—
Specialized Dental Holdings II, LLC	Revolver	11/1/2027	266	—
Spirit RR Holdings, Inc.	Revolver	9/13/2028	497	(2)
St Athena Global LLC	Delayed Draw Term Loan	6/26/2030	119	(2)
St Athena Global LLC	Revolver	6/26/2030	256	(3)
STCH Acquisition Inc.	Revolver	10/30/2026	1,547	—
Sugar PPC Buyer LLC	Delayed Draw Term Loan	7/3/2031	4,760	—
SureWerx Purchaser III Inc.	Revolver	12/28/2028	1,067	(1)
Swoop Intermediate III, Inc.	Delayed Draw Term Loan	2/16/2027	9,108	(22)
Swoop Intermediate III, Inc.	Revolver	10/12/2027	3,036	(7)
The Chartis Group, LLC	Delayed Draw Term Loan	9/17/2031	3,875	(19)
The Chartis Group, LLC	Revolver	9/14/2026	1,938	(10)
The Hiller Companies, LLC	Delayed Draw Term Loan	5/15/2029	591	(4)
The Hiller Companies, LLC	Revolver	6/20/2030	2,730	(20)
THG Acquisition, LLC	Delayed Draw Term Loan	10/5/2027	3,195	(16)
THG Acquisition, LLC	Revolver	10/30/2026	1,528	(8)
Thunder Purchaser, Inc.	Delayed Draw Term Loan	7/2/2031	2,482	(6)
TPC Engineering Holdings, Inc.	Revolver	2/16/2027	790	(4)
Trilon Group, LLC	Delayed Draw Term Loan	7/16/2027	3,009	(30)
Trilon Group, LLC	Revolver	5/25/2029	673	(7)
Trimech Acquisition Corp.	Delayed Draw Term Loan	7/24/2028	1,979	(10)
Trimech Acquisition Corp.	Revolver	3/10/2028	5,884	(29)
Trunk Acquisition, Inc.	Delayed Draw Term Loan	4/4/2030	550	—
Turningpoint Healthcare Solutions, LLC	Revolver	7/14/2027	257	—
Unison Risk Advisors Inc.	Delayed Draw Term Loan	11/17/2026	13,125	(66)
Unison Risk Advisors Inc.	Revolver	12/2/2030	2,343	(12)
Unlimited Technology Holdings, LLC	Revolver	2/28/2030	2,240	(6)
US Fitness Holdings, LLC	Delayed Draw Term Loan	8/25/2028	6,892	(34)
US Fitness Holdings, LLC	Revolver	7/2/2026	2,651	(13)
USRP Holdings, Inc.	Delayed Draw Term Loan	8/23/2026	17,540	—
USRP Holdings, Inc.	Revolver	12/31/2029	2,290	—
Valet Waste Holdings, Inc.	Revolver	5/1/2029	670	—
Valicor PPC Intermediate II LLC	Revolver	1/24/2028	1,016	(2)
Validity, Inc.	Revolver	3/31/2027	783	—
Vamos Bidco, Inc	Delayed Draw Term Loan	1/30/2032	3,684	(28)
Vamos Bidco, Inc	Revolver	1/31/2030	1,105	(8)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	9/30/2028	1,026	(5)
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/24/2025	1,206	(12)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	7/24/2031	4,986	(25)
Vessco Midco Holdings, LLC	Revolver	7/24/2031	2,724	(14)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Victors Purchaser, LLC	Delayed Draw Term Loan	8/15/2031	$1,718	$(4)
Victors Purchaser, LLC	Revolver	9/17/2026	1,254	(3)
Vital Care Buyer, LLC	Revolver	7/31/2031	2,789	(13)
VPP Intermediate Holdings, LLC	Delayed Draw Term Loan	11/15/2029	11,304	(85)
VPP Intermediate Holdings, LLC	Revolver	12/1/2027	223	(1)
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	10/4/2027	25,872	—
Wealth Enhancement Group, LLC	Revolver	10/2/2028	1,073	—
Wildcat Topco, Inc.	Revolver	11/16/2026	3,243	(16)
Wildcat Topco, Inc.	Delayed Draw Term Loan	12/18/2031	2,984	(15)
World Insurance Associates, LLC	Delayed Draw Term Loan	1/27/2032	6,690	(33)
World Insurance Associates, LLC	Revolver	4/3/2030	700	(4)
WRE Holding Corp.	Delayed Draw Term Loan	7/2/2030	229	(2)
WRE Holding Corp.	Revolver	1/30/2029	1,133	(8)
WST USA Holdco, Inc.	Delayed Draw Term Loan	4/30/2027	1,583	(12)
Wu Holdco, Inc.	Delayed Draw Term Loan	9/1/2029	5,826	(14)
Wu Holdco, Inc.	Revolver	4/16/2032	1,812	(4)
YA Intermediate Holdings II, LLC	Delayed Draw Term Loan	11/22/2028	4,035	—
YA Intermediate Holdings II, LLC	Revolver	2/22/2029	1,734	—
YLG Holdings, Inc.	Delayed Draw Term Loan	12/23/2030	2,811	(14)
YLG Holdings, Inc.	Revolver	12/23/2030	2,899	(14)
Zinc Buyer Corporation	Delayed Draw Term Loan	7/24/2031	2,133	(16)
Zinc Buyer Corporation	Revolver	8/15/2031	1,623	(12)
Total Unfunded Commitments			$809,711	$(3,311)

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
2.
The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or "S"), Prime Rate (“Prime” or “P”), Canadian Dollar Offered Rate ("CDOR" or "C"), Sterling Overnight Index Average ("SONIA" or "SON") or other relevant benchmark, which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over reference rates and the current contractual interest rate in effect on December 31, 2024. Certain investments are subject to an interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
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

ANTARES STRATEGIC CREDIT FUND

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share/per share data, percentages and as otherwise noted)

Note 1. Business and Organization

Antares Strategic Credit Fund (the “Company”) is a Delaware statutory trust formed on August 31, 2023 which commenced investment operations on January 19, 2024. The Company was organized to provide risk-adjusted returns and current income to shareholders by investing primarily in loans to borrowers in the United States and Canada. The Company’s investment strategy focuses primarily on private credit investments structured as portfolio loans to U.S. borrowers. A “portfolio loan” is a senior secured loan, which may be first lien, second lien or unitranche loans, consisting of term loans, related delayed draw term loans and/or revolving loans. Each tranche of a senior secured loan acquired by the Company is referred to as a portfolio loan. The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company intends to elect to be treated and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company is externally managed by Antares Capital Credit Advisers LLC (the “Adviser”). The Adviser is a registered investment adviser with the U.S. Securities and Exchange Commission (the “SEC”).

The Company is a private, perpetual-life BDC, whose common shares of beneficial interest ("Common Shares") are not listed for trading on a stock exchange or other securities market and is an investment vehicle with indefinite duration.

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

The Company offers its Common Shares on a continuous basis via a private placement. Within the United States, the Common Shares are being offered solely to investors that are “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “1933 Act”). Outside of the United States, the Common Shares are being sold in accordance with Regulation S of the Securities Act.

The Company may enter into interest rate, foreign exchange, and/or other derivative arrangements to hedge against interest rate, currency, and/or other credit related risks through the use of futures, swaps, options and forward contracts. These hedging activities will be subject to the applicable legal and regulatory compliance requirements; however, there can be no assurance any hedging strategy employed will be successful. The Company may also seek to borrow capital in local currencies as a means of hedging non-U.S. dollar denominated investments.

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

The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies. As of June 30, 2025, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and include: Antares Strategic Credit SPV LLC (“A-Star SPV”) and A-Star Equity Holdings LLC (“A-Star Equity”, and collectively with A-Star SPV, the “Subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.

Note 2. Significant Accounting Policies

Basis of Presentation

Interim consolidated financial statements and related financial information have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and pursuant to the requirements for reporting on Form 10-Q and Articles 6 - 10 of Regulation S-X. The Company is considered an Investment Company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 946, Financial Services – Investment Companies (“ASC 946”), and pursuant to Regulation S-X. The current period’s results of operations will not necessarily be indicative of results that ultimately be achieved for the year ended December 31, 2025. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair statement of the consolidated financial statements for the periods presented, have been included.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.

The Company has made a prospective presentation change to reclassify money market fund investments as short-term investments, resulting in their exclusion from cash and cash equivalents beginning in the three and six months June 30, 2025 in this Quarterly Report.

Organization and Offering Expenses

Organization costs include costs relating to the formation and organization of the Company, and are expensed as incurred. For both the three and six months ended June 30, 2025, the Company did not incur any organization costs. For the three and six months ended June 30, 2024 the company incurred $0 and $51 in organization costs, respectively. These amounts are included in due to affiliates on the Consolidated Statements of Assets and Liabilities as of June 30, 2025 and December 31, 2024.

Costs associated with the Company’s offering of Common Shares are capitalized and included as deferred offering costs on the Consolidated Statements of Assets and Liabilities and will be amortized over a twelve-month period beginning on the date which the Company first accepted capital contribution from unaffiliated shareholders in the Private Offering. For the three and six months ended June 30, 2025, the Company incurred $25 and $55 of offering costs and amortized $23 and $106 during the periods, respectively. For the three and six months ended June 30, 2024, the Company incurred $73 and $164 of offering costs and amortized $71 and $71 during the periods, respectively.

As of June 30, 2025, and December 31, 2024, $40 and $91, respectively, in deferred offering costs were included on the Consolidated Statements of Assets and Liabilities.

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

Short-term investments

Short-term investments consist of highly liquid investments, such as money market funds, with original maturities of three months or less. This presentation change was adopted beginning in the three and six months ended June 30, 2025 in this Quarterly Report.

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

Where prices or inputs are not available, or, in the judgment of the Adviser, not reliable, valuation approaches based on the facts and circumstances of the particular investment are utilized. Securities that are not publicly traded or for which market prices are not readily available, as the case for a substantial portion of the Company’s investments, are valued at fair value as determined in good faith by the Adviser as the Company’s valuation designee under Rule 2a-5 under the 1940 Act, pursuant to the Company’s valuation policy, and under the oversight of the Board of Trustees (the “Board”), based on, among other things, the input of the Company’s management and the audit committee. In addition, the Adviser has retained independent valuation firms to review valuations on a rotational basis. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.

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
•
The Adviser’s valuation committee with respect to the Company (the "Valuation Committee") reviews each valuation recommendation to confirm they have been calculated in accordance with the valuation policy and confirms the independent valuation firms’ valuation ranges when utilized are reasonable;
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

Revenue Recognition

The Company generates revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from equity investments in portfolio companies. The senior and subordinated debt investments bear interest at a fixed or floating rate, and is generally payable quarterly or semiannually. In some cases, some of the Company's investments provide for deferred interest payments or payment-in-kind ("PIK") interest. The principal amount of the debt investments and any accrued but unpaid PIK interest generally become due at the maturity date. Original issue discounts and market discounts or premiums are capitalized, and the Company accretes or amortizes such amounts as interest income. In addition, the Company generates revenue from various fees in the ordinary course of business such as in the form of structuring, consent, waiver, amendment, syndication and other miscellaneous fees.

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

PIK Income

The Company may have loans in its portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in payment-in-kind interest income on the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through payment-in-kind interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of distributions, even though the Company has not yet collected cash.

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

Foreign Currency Translations

The accounting records of the Company are maintained in U.S. dollars. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars based on the foreign exchange rate on the date of valuation. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. The Company’s investments in foreign securities may involve certain risks, including without limitation: foreign exchange restrictions, expropriation, taxation or other political, social or economic risks, all of which could affect the market and/or credit risk of the investment. In addition, changes in the relationship of foreign currencies to the U.S. dollar can significantly affect the value of these investments and therefore the earnings of the Company.

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

Management fees

The base management fee is payable quarterly in arrears at an annual rate of 1.25% of the average of the Company’s net asset value as of the beginning of the prior quarter and the beginning of the then current quarter.

For the three and six months ended June 30, 2025, the Company recognized $4,855 and $8,976, respectively, of management fees, before impact of waived fees. For the three and six months ended June 30, 2024, the Company recognized $843 and $843, respectively, of management fees, before impact of waived fees. For the three and six months ended June 30, 2025, no management fees were waived, and for the three and six months ended June 30, 2024, the Adviser elected to waive all management fees. As of June 30, 2025 and December 31, 2024, management fees payable balances were $8,976 and $1,769, respectively.

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

For the three and six months ended June 30, 2025, the Company incurred income based incentive fees of $5,706 and $10,338, and capital gains incentive fees of $0 and ($330), respectively, before impact of waived fees.

For the three and six months ended June 30, 2024, the Company incurred income based incentive fees of $2,330 and $3,248 and capital gains incentive fees of $107 and $174, respectively, before impact of waived fees. For the three and six months ended June 30, 2024, the Adviser agreed to waive $2,437 and $3,422 in total incentive fees, respectively, resulting in zero incentive fees payable.

For the three and six months ended June 30, 2025, the Company reversed $0 and $165 of previously accrued incentive fee waiver.

As of June 30, 2025 and December 31, 2024, total incentive fees payable balances were $10,338 and $2,320.

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

The Company reimburses the Administrator for its costs, expenses and allocable portion of overhead (including compensation of personnel performing administrative duties) in connection with the services performed for the Company pursuant to the terms of the Administration Agreement. For the three and six months ended June 30, 2025, the Company incurred administrative service fees of $146 and $301, respectively. For the three and six months ended June 30, 2024, the company incurred administrative fees of $192 and $300, respectively.

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

For the three and six months ended June 30, 2025 and 2024, the Adviser provided no expense support pursuant to the Expense Support Agreement. The Company’s obligation to make a reimbursement payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month. For the three and six months ended June 30, 2025 and 2024, no Reimbursement Payments were made by the Company to the Adviser.

Co-Investment Activity

The Company, the Adviser and certain of its affiliates received an exemptive order from the SEC on April 2, 2024 (the “Current Order”) that permits, among other things, the Company to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Certain types of negotiated co-investments may be made only in accordance with the Current Order from the SEC permitting the Company to do so. Under the terms of the Current Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s independent trustees must be able to reach certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to the Company and its shareholders and do not involve overreaching of the Company or its shareholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s shareholders and is consistent with the Company’s Board of Trustees’ approved criteria. In certain situations where co-investment with one or more funds managed by the Adviser or its affiliates is not covered by the Current Order, the personnel of the Adviser or its affiliates will need to decide which fund will proceed with the investment. Such personnel will make these determinations based on allocation policies and procedures, which are designed to reasonably ensure that investment opportunities are allocated fairly and equitably among affiliated funds over time and in a manner that is consistent with applicable laws, rules and regulations. The Current Order is subject to certain terms and conditions so there can be no assurance that the Company will be permitted to co-invest with certain of the Company’s affiliates other than in the circumstances currently permitted by regulatory guidance and the Current Order. The Company and the Adviser have filed an application seeking, but have not yet received, a new SEC exemptive order for simplified co-investment relief (the “New Order”) that would supersede the Current Order. There is no assurance that the New Order will be granted by the SEC. In the event that the SEC grants us the New Order, we shall be required to comply with all terms and conditions required therein.

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value was as follows:

	June 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$3,041,791	$3,037,737	96.11%	$2,088,592	$2,086,175	97.86%
Unsecured Debt	2,106	2,044	0.06	1,339	1,261	0.06
Equity Investments	57,066	62,145	1.97	42,132	44,393	2.08
Short-Term Investments (1)	58,644	58,644	1.86	—	—	—
Total Investments at fair value	$3,159,607	$3,160,570	100.00%	$2,132,063	$2,131,829	100.00%
(1)
As of June 30, 2025, the Company has made a prospective presentation change to reclassify money market fund investments as short-term investments. As of December 31, 2024, the amortized cost and fair value of money market investments held by the Company was $62,915.

As of June 30, 2025 and December 31, 2024 there were no portfolio companies and one portfolio company with loans on non-accrual status (fair value of $3,375), respectively.

The industry composition of the Company's non-controlled, non-affiliated investments (at fair value) was as follows:

	June 30, 2025	December 31, 2024
Aerospace and Defense	0.39%	0.45%
Air Freight and Logistics	0.56	0.22
Automobile Components	1.14	1.56
Beverages	0.20	0.21
Broadline Retail	0.15	0.22
Building Products	1.04	1.53
Capital Markets	1.44	1.68
Chemicals	3.91	2.76
Commercial Services and Supplies	7.43	8.25
Construction & Engineering	1.16	1.27
Construction Materials	0.82	0.78
Containers and Packaging	2.47	1.32
Distributors	2.10	2.80
Diversified Consumer Services	7.30	8.84
Diversified Telecommunication Services	0.55	0.60
Electrical Equipment	0.44	0.43
Electronic Equipment, Instruments and Components	1.34	1.93
Energy Equipment and Services	1.51	2.07
Financial Services	6.43	6.42
Food Products	1.03	0.89
Ground Transportation	0.01	0.01
Health Care Technology	6.28	5.20
Healthcare Equipment and Supplies	1.61	1.93
Healthcare Providers and Services	7.49	6.59
Hotels, Restaurants and Leisure	1.62	2.33
Household Products	0.78	0.01
Independent Power and Renewable Electricity Producers	0.06	—
Industrial Conglomerates	1.15	1.45
Insurance	8.40	8.78
IT Services	4.09	4.88
Life Sciences Tools & Services	0.35	0.11
Machinery	0.70	0.45
Media	0.96	0.71
Oil, Gas and Consumable Fuels	0.55	1.95
Personal Care Products	0.11	0.64
Pharmaceuticals	1.40	0.72
Professional Services	6.82	7.05
Real Estate Management and Development	0.22	0.32
Software	12.85	10.27
Specialty Retail	0.78	0.53
Technology Hardware, Storage and Peripherals	0.44	0.63
Textiles, Apparel and Luxury Goods	0.43	0.21
Trading Companies and Distributors	0.35	0.74
Wireless Telecommunication Services	1.14	0.26
	100.00%	100.00%

The geographic composition of the Company's non-controlled, non-affiliated investments (at amortized cost and fair value) was as follows:

	June 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$3,031,788	$3,032,331	97.76%	179.12%
Canada	50,152	50,604	1.63	2.99
Australia	19,023	18,991	0.61	1.12
Total	$3,100,963	$3,101,926	100.00%	183.23%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,084,714	$2,085,783	97.84%	167.31%
Canada	47,349	46,046	2.16	3.69
Total	$2,132,063	$2,131,829	100.00%	171.00%

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

The following tables present the fair value hierarchy of financial instruments according to the fair value hierarchy as described in Note 2. Significant Accounting Policies of these consolidated financial statements:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Secured Debt	$—	$518,305	$2,519,432	$3,037,737
Unsecured Debt	—	—	2,044	2,044
Equity Investments	—	—	62,145	62,145
Total non-controlled/non-affiliated investments	—	518,305	2,583,621	3,101,926
Short-Term Investments	58,644	—	—	58,644
Total Investments at fair value	$58,644	$518,305	$2,583,621	$3,160,570

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Secured Debt	$—	$309,379	$1,776,796	$2,086,175
Unsecured Debt	—	—	1,261	1,261
Equity Investments	—	—	44,393	44,393
Total Investments before Cash Equivalents	—	309,379	1,822,450	2,131,829
Money Market Fund	62,915	—	—	62,915
Total Investments including Cash Equivalents	$62,915	$309,379	$1,822,450	$2,194,744

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine fair value for the three and six months ended June 30, 2025, and 2024:

	Three Months Ended June 30, 2025
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$2,182,123	$1,967	$52,150	$2,236,240
Purchase of investments (including received in-kind)	470,370	78	8,439	478,887
Proceeds from sale of investments and principal repayments	(92,242)	—	—	(92,242)
Net accretion of discount and amortization of premium	1,352	—	—	1,352
Net realized (gains) losses on investments	16	—	—	16
Net change in unrealized appreciation (depreciation) on investments	1,134	(1)	1,556	2,689
Transfers out of Level 3	(43,321)	—	—	(43,321)
Fair value, end of period	$2,519,432	$2,044	$62,145	$2,583,621
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at June 30, 2025	$1,499	$(1)	$1,556	$3,054

	Six Months Ended June 30, 2025
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$1,776,796	$1,261	$44,393	$1,822,450
Purchase of investments (including received in-kind)	917,487	767	14,933	933,187
Proceeds from sale of investments and principal repayments	(139,459)	—	—	(139,459)
Net accretion of discount and amortization of premium	2,516	—	—	2,516
Net realized (gains) losses on investments	(721)	—	—	(721)
Net change in unrealized appreciation (depreciation) on investments	1,698	16	2,819	4,533
Transfers out of Level 3	(38,885)	—	—	(38,885)
Fair value, end of period	$2,519,432	$2,044	$62,145	$2,583,621
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at June 30, 2025	$809	$16	$2,819	$3,644

For the three and six months June 30, 2025, investments totaling $43,321 and $38,385, respectively, have been transferred out of Level 3 due to a refinement of our fair value level hierarchy policy.

	Three Months Ended June 30, 2024
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$465,115	$1,158	$13,581	$479,854
Purchase of investments (including received in-kind)	346,115	40	3,691	349,846
Proceeds from sale of investments and principal repayments	(27,455)	—	(2,053)	(29,508)
Net accretion of discount and amortization of premium	571	—	1	572
Net realized (gains) losses on investments	—	—	144	144
Net change in unrealized appreciation (depreciation) on investments	444	(10)	456	890
Fair value, end of period	$784,790	$1,188	$15,820	$801,798
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at June 30, 2024	$444	$(10)	$456	$890

	Six Months Ended June 30, 2024
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—	$—
Purchase of investments (including received in-kind)	827,892	1,248	17,294	846,434
Proceeds from sale of investments and principal repayments	(45,163)	—	(2,052)	(47,215)
Net accretion of discount and amortization of premium	1,009	1	1	1,011
Net realized (gains) losses on investments	(6)	—	143	137
Net change in unrealized appreciation (depreciation) on investments	1,058	(61)	434	1,431
Fair value, end of period	$784,790	$1,188	$15,820	$801,798
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at June 30, 2024	$1,058	$(61)	$434	$1,431

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2025
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Secured Debt	$1,919,425	Market yield analysis	Market yield discount rates	4.00%	21.72%	9.00%
	597,999	Recent transaction	Transaction price	94.63	100.42	99.59
	2,008	Comparable company analysis	EBITDA multiples	8.3x	9.3x	8.8x
Total Secured Debt	2,519,432

Unsecured Debt	1,372	Market yield analysis	Market yield discount rates	14.75%	16.98%	16.57%
	672	Comparable company analysis	EBITDA multiples	8.3x	9.3x	8.8x
	2,044

Equity Investments	47,191	Comparable company analysis	EBITDA multiples	0.9x	30.0x	13.8x
	6,898	Market yield analysis	Market yield discount rates	12.39%	14.70%	13.08%
	8,056	Recent Transaction	Transaction Price	100.00%	100.00%	100.00%
Total Equity Investments	62,145
Total	$2,583,621

	December 31, 2024
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Secured Debt	$1,217,098	Market yield analysis	Market yield discount rates	7.67%	22.48%	9.35%
	61,667	Market quotation	Quote	95.94	100.94	99.86
	498,031	Recent transaction	Transaction price	97.03	100.00	99.41
Total Secured Debt	1,776,796

Unsecured Debt	1,261	Market yield analysis	Market yield discount rates	14.62%	17.48%	16.89%

Equity Investments	29,116	Comparable company analysis	EBITDA multiples	1.2x	31.5x	14.9x
	15,277	Recent Transaction	Transaction Price	100.00%	100.00%	100.00%
Total Equity Investments	44,393
Total	$1,822,450

(1)
As of June 30, 2025, included within the fair value of Level 3 assets of $2,583,621 is an amount of $606,055 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices). As of December 31, 2024, included within the fair value of Level 3 assets of $1,822,450 is an amount of $574,975 for which the Adviser did not develop the unobservable inputs (examples include third-party pricing and transaction prices).
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

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. As of June 30, 2025 and December 31, 2024, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2025 and December 31, 2024, the Company’s asset coverage was 217.17% and 235.76%, respectively.

Debt outstanding

The Company’s outstanding debt obligations were as follows:

	June 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Amount Available (3)
SG Facility	$1,400,000	$884,513	$884,513	$515,487	$110,552
Revolving Credit Facility	725,000	560,344	560,344	164,656	164,656
Total	$2,125,000	$1,444,857	$1,444,857	$680,143	$275,208

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Amount Available (3)
SG Facility	$1,000,000	$666,393	$666,393	$333,607	$86,473
Revolving Credit Facility	725,000	251,884	251,884	473,116	473,116
Total	$1,725,000	$918,277	$918,277	$806,723	$559,589

(1)
The carrying value of the Company’s debt obligations is used as an approximate to fair value. The fair value of these debt obligations would be categorized as Level 3 under the ASC 820 fair value level hierarchy as of June 30, 2025 and December 31, 2024. Carrying values do not include impact of deferred financing costs.
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

On September 12, 2024, the Company entered into Amendment No. 1 to the SG Facility, among the Company and parties listed above, which provides for an increase in the aggregate commitments of the lenders under the SG Facility from $450 million to $750 million effective September 12, 2024, and to $1 billion through a $250 million term loan commitment effective October 19, 2024. The amendment also provides for, among other things, an increase the accordion feature from $1 billion to $1.75 billion, and revises the margin applicable to borrowings under the facility from 1.90% with respect to the portion of the SG Facility used to finance acquisitions of broadly-syndicated loans (subject to a maximum of 20%) and 2.40% with respect to the portion of the SG Facility used to finance acquisitions of middle-market loans, subject to a step-up of 2.00% following the occurrence of an event of default, to 1.85%, subject to a step-up of 2.00% following the occurrence of an event of default.

On May 15, 2025, the Company entered into Amendment No. 2 to the SG Facility, among the Company and parties listed above, which provides for, among other things, an increase in the aggregate commitments of the lenders under the SG Facility from $1.0 billion to $1.4 billion.

As of June 30, 2025 and December 31, 2024, the Company was in compliance with all covenants associated with the SG Facility.

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

Foreign Currency Transactions and Translations

The Company’s outstanding foreign-denominated debt obligations were as follows:

	June 30, 2025
	Original Principal Amount (Local)	Original Principal Amount (USD)	Outstanding Principal	Unrealized Gain (Loss)
Canadian Dollar	74,100	$54,091	$54,453	$(362)
Great British Pound	6,200	8,198	8,514	(316)
European Euro	3,300	3,867	3,890	(23)
Total		$66,156	$66,857	$(701)

	December 31, 2024
	Original Principal Amount (Local)	Original Principal Amount (USD)	Outstanding Principal	Unrealized Gain (Loss)
Canadian Dollar	74,100	$54,091	$51,490	$2,601
Great British Pound	7,000	8,959	8,786	173
Total		$63,050	$60,276	$2,774

Interest and Debt Expenses

The components of interest and debt expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stated interest expense	$18,271	$2,814	$32,068	$5,328
Facility unused fees	1,024	387	1,588	680
Amortization of deferred financing costs	657	181	1,262	325
Total interest and debt expense	$19,952	$3,382	$34,918	$6,333
Cash paid for interest expense	$18,070	$3,411	$31,440	$3,411
SG Facility weighted average interest rate	6.05%	7.60%	6.05%	7.65%
SG Facility average debt outstanding	$812,260	$147,388	$747,469	$153,459
Revolving Credit Facility weighted average interest rate	6.32%	N/A	6.32%	N/A
Revolving Credit Facility average debt outstanding	$356,224	N/A	$286,968	N/A

Interest expense for the three and six months ended June 30, 2025 was driven by approximately $1,168,484 and $1,034,436, respectively, of average borrowings outstanding (at an average effective interest rate, of 6.18% and 6.16%) related to borrowings for investments and expenses. Weighted average interest rates do not include impact of unused commitment fees or deferred financing costs.

Interest expense for the three and six months ended June 30, 2024 was driven by approximately $147,388 and $153,459, respectively, of average borrowings outstanding (at an average effective interest rate, of 7.60% and 7.65%, respectively) related to borrowings for investments and expenses.

As of June 30, 2025 and December 31, 2024, $5,508 and $3,108 of interest expense and $462 and $646 of unused commitment fees, respectively, were included in interest payable on the Consolidated Statements of Assets and Liabilities.

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

Unfunded commitments

The Company’s investment portfolio contains revolving line of credit or delayed draw commitments, which require the Company to fund when requested by the portfolio companies. As of June 30, 2025 and December 31, 2024, the Company had unfunded investment commitments in the aggregate par amount of $809,711 and $639,857, respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.

Off balance sheet risk

Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Assets and Liabilities. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of June 30, 2025 and December 31, 2024, there were no commitments outstanding for derivative contracts.

Legal proceedings

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2025 and December 31, 2024, management is not aware of any material pending legal proceedings.

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

On January 19, 2024, the Company issued approximately 12 million shares of the Company’s Common Shares of beneficial interest, par value $0.001 per share, for an aggregate offering price of approximately $300.0 million, at $25 per Common Share. Concurrently, Antares Holdings (or an affiliate thereof) contributed approximately $300.0 million of assets in exchange for the 12 million Common Shares issued at $25 per Common Share, and additionally sold approximately $241.6 million of investment commitments to the Company. All of the contributed and purchased assets were originated by affiliates of the Adviser within the past 5 years from the transaction date. On April 1, 2024, Antares Holdings (or an affiliate thereof) sold 12,001,000 Common Shares for an aggregate consideration of approximately $301.6 million at a price of $25.13 per Common Share. As of June 30, 2025 and December 31, 2024, no Antares Parties own Common Shares of the Company.

The Company determines NAV for common shares as of the last day of each calendar quarter. Share issuances related to quarterly subscriptions are effective the first calendar day of each quarter. Shares are issued at an offering price equivalent to the most recent NAV per share available, which will be the prior calendar day NAV per share (i.e. the prior quarter-end NAV).

The issuance of Common Shares is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company relies, in part, upon representations from the relevant investor in the Subscription Agreement that the investor is an “accredited investor” as defined in Regulation D under the Securities Act. The sale of Common Shares is made pursuant to the subscription agreement (the “Subscription Agreement”) enters into with the relevant investor(s).

The following table summarizes transactions in Common Shares during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025		2024
	Shares	Amount	Shares	Amount
Subscriptions	8,311,477	$211,277	9,595,404	$241,133
Distributions Reinvested	724,517	18,497	—	—
Net increase (decrease)	9,035,994	$229,774	9,595,404	$241,133

	Six Months Ended June 30,
	2025		2024
	Shares	Amount	Shares	Amount
Subscriptions	16,326,718	$415,906	21,595,404	$541,133
Distributions Reinvested	1,388,120	35,552	—	—
Net increase (decrease)	17,714,838	$451,458	21,595,404	$541,133

Share Repurchase Program

The Company commenced a share repurchase program as of June 30, 2025, and intends to continue such program as of each June 30 and December 31 thereafter, in which the Company intends to repurchase, semi-annually, up to 7.5% of the Common Shares outstanding (either by number of Common Shares or aggregate net asset value) as of the close of the previous semi-annual period. The Company’s Board of Trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of the Company and the best interest of the Company’s shareholders. As a result, share repurchases may not be available each semi-annual period. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the Company’s share repurchase program, to the extent the Company offers to repurchase shares in any particular period, the Company expects to repurchase shares pursuant to tender offers using a purchase price equal to the net asset value per share as of the last calendar day of the applicable semi-annual period.

Distributions

The Company authorizes and declares distribution amounts per share of common shares of beneficial interest payable quarterly in arrears. The following tables present distributions that were declared during the six months ended June 30, 2025 and 2024:

Declaration Date	Payment Date	Base Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Total Distribution Amount
March 31, 2025	April 30, 2025	$0.5667	$0.0315	$0.5982	$34,398
June 25, 2025	July 31, 2025	0.5705	0.0317	0.6022	40,069
Total		$1.1372	$0.0632	$1.2004	$74,467

Declaration Date	Payment Date	Base Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Total Distribution Amount
March 29, 2024	April 30, 2024	$0.5300	$—	$0.5300	$6,361
June 28, 2024	July 25, 2024	0.6300	—	0.6300	13,606
Total		$1.1600	$—	$1.1600	$19,967

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan, pursuant to which the Company reinvests all cash distributions declared on behalf of the Company’s shareholders who do not elect to receive their distributions in cash. As a result, if the Board authorizes and declares a cash distribution, then the shareholders who have enrolled in the distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares of the Company's Common Shares, rather than receiving the cash distribution. The Company expects to use newly issued shares to implement the distribution reinvestment plan. Distributions on fractional shares are credited to each participating shareholder’s account to three decimal places.

Note 9. Financial Highlights

The following are the financial highlights for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024 (1)
Per Share Data: (2) (3)
Net assets, beginning of period	$25.53	$25.00
Net investment income	1.17	1.50
Net realized and change in unrealized appreciation (depreciation)	(0.06)	0.06
Net increase in net assets resulting from operations	1.11	1.56
Distributions declared	(1.20)	(1.16)
Total increase (decrease) in net assets	(0.09)	0.40
Net assets, end of period	$25.44	$25.40
Shares outstanding, end of period	66,537,877	21,596,404
Total return based on net asset value (4)	4.37%	6.32%
Ratios: (5)
Expenses to average net assets gross of fee waivers	7.68%	6.78%
Net expenses to average net assets net of fee waivers	7.70%	4.36%
Net investment income to average net assets	9.43%	13.78%
Portfolio turnover rate (6)	7.01%	9.97%
Supplemental Data:
Net assets, end of period	$1,692,935	$548,554
Asset coverage ratio (7)	217.17%	241.64%

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
(6)
Portfolio turnover rate is calculated using the lesser of the year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the period reported. Ratio does not include impact of short-term investments.
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

Note 11. Subsequent Events

Equity Issuances

On July 1, 2025, the Company sold and issued 7,194,373 Common Shares for an aggregate consideration of approximately $183.0 million at a price of $25.44 per Common Share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act as of January 19, 2024. We also intend to elect to be treated, and intend to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We are a private, perpetual-life BDC, which is a BDC whose common shares are not listed for trading on a stock exchange or other securities market. The Company uses the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration whose common shares of beneficial interest ("Common Shares") are intended to be sold by the Company quarterly on a continuous basis at a price generally equal to the Company’s net asset value (“NAV”) per Common Share. Formed as a Delaware statutory trust on August 31, 2023, we are externally managed by Antares Capital Credit Advisers LLC (the "Adviser"), which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the SEC.

Our investment objective is to provide risk-adjusted returns and current income to shareholders by investing primarily in loans to U.S. borrowers.

Our investment strategy focuses primarily on private credit investments structured as Portfolio Loans to U.S. borrowers. A “Portfolio Loan” is a senior secured loan, which may be first lien, second lien or unitranche loan, consisting of term loans and/or related delayed draw term loans and/or revolving loans, and each tranche of a senior secured loan acquired by the Company is referred to as a Portfolio Loan. The Company is expected to acquire Portfolio Loans that have been sourced and underwritten (i.e., evaluated for associated potential risks) by Antares Capital LP, its consolidated subsidiaries or joint ventures whose equity securities or whose subordinated notes or other interests that constitute the economic equity therein, as applicable, are directly or indirectly majority-owned by Antares Holdings, and any entity with an advisory relationship with Antares or its affiliates, including the Company, as appropriate given the context of the disclosure (including the Adviser) (the“Antares Parties”) or by other loan originators that can include, among others, joint ventures in which one or more Antares Parties have interests. A Portfolio Loan is one that the Company may generally hold on its own or in a group with other Antares Parties advised funds and accounts and/or third-party investors. Portfolio Loans are generally expected to have an average contractual term of five to seven years, with an expected life typically between three to four years. Unitranche loans represent a hybrid loan structure that combines senior debt and subordinated debt into one loan.

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
•
the Company’s allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of the Adviser or any of its affiliates; and
•
all other expenses of the Company’s operations, administration and transactions (which may be directly incurred by the Company or allocated among the Company and the Adviser’s other clients).

From time to time, the Adviser or its affiliates may pay third-party providers of goods or services. We reimburse the Adviser such affiliates thereof for any such amounts paid on our behalf. From time to time, the Adviser may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses are ultimately borne by our shareholders, unless waived.

Portfolio and Investment Activity

As of June 30, 2025, we had investments in 399 portfolio companies across 44 industries. Based on fair value as of June 30, 2025, approximately 99.96% of our debt portfolio was invested in debt bearing a floating interest rate (e.g. the Secured Overnight Financing Rate, “SOFR”), which primarily is subject to interest rate floors. As of June 30, 2025, our weighted average total yield of debt securities at amortized cost was 8.99%. Weighted average yields excludes the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2025.

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

Investment disclosures in this section are related to non-controlled/non-affiliated investments unless otherwise indicated.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated, table below in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Total investments, beginning of period	$2,590,218	$479,312
Purchases of Investments	625,343	583,058
Net accretion of discount on investments and amortization of premium	1,340	574
Net realized (gains) losses on investments	(118)	147
Proceeds from sale of investments and principal repayments	(115,820)	(32,513)
Total investments, end of period	$3,100,963	$1,030,578

The following table presents certain selected information regarding our investment portfolio:

	June 30, 2025	December 31, 2024
Weighted average yield on debt and income producing investments, at amortized cost (1)	8.99%	9.12%
Weighted average yield on debt and income producing investments, at fair value (1)	8.99%	9.12%
Number of portfolio companies	399	346
Median LTM EBITDA (2)(3)	$82.9M	$78.9M
Weighted average net senior leverage (2)(4)	5.2x	5.2x
Weighted average loan-to-value (“LTV”) (2)(5)	36%	36%
Percentage of debt investments bearing a floating rate, at fair value	99.96%	99.94%
Percentage of debt investments bearing a fixed rate, at fair value	0.04%	0.06%

(1)
Computed based on the stated interest rate or yield as of June 30, 2025 and December 31, 2024, and weighted based on the total debt and income producing investments (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above. Weighted average yield excludes the effect of accretion of discounts and amortization of premiums.
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

The following tables show the distribution of our investments on the A to E internal performance rating scale at fair value:

	June 30, 2025
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
A	$3,007,466	96.96%	355
B	60,263	1.94	30
C	33,911	1.09	13
D	286	0.01	1
E	—	—	—
	$3,101,926	100.00%	399

	December 31, 2024
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
A	$2,074,518	97.31%	314
B	46,371	2.18	24
C	7,565	0.35	7
D	—	0.00	—
E	3,375	0.16	1
	$2,131,829	100.00%	346

As of June 30, 2025, and December 31, 2024 there were no portfolio companies and one portfolio company with loans on non-accrual status (fair value of $3,375), respectively. Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

The composition of our investment portfolio at amortized cost and fair value is as follows (dollar amounts in thousands):

	June 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$3,041,791	$3,037,737	96.11%	$2,088,592	$2,086,175	97.86%
Unsecured Debt	2,106	2,044	0.06	1,339	1,261	0.06
Equity Investments	57,066	62,145	1.97	42,132	44,393	2.08
Short-Term Investments (1)	58,644	58,644	1.86	—	—	—
Total Investments at fair value	$3,159,607	$3,160,570	100.00%	$2,132,063	$2,131,829	100.00%

(1)
As of June 30, 2025, the Company has made a prospective presentation change to reclassify money market fund investments as short-term investments. As of December 31, 2024, the amortized cost and fair value of money market investments held by the Company was $62.9 million.

The industry composition of the Company's non-controlled, non-affiliated investments (at fair value) was as follows:

	June 30, 2025	December 31, 2024
Aerospace and Defense	0.39%	0.45%
Air Freight and Logistics	0.56	0.22
Automobile Components	1.14	1.56
Beverages	0.20	0.21
Broadline Retail	0.15	0.22
Building Products	1.04	1.53
Capital Markets	1.44	1.68
Chemicals	3.91	2.76
Commercial Services and Supplies	7.43	8.25
Construction & Engineering	1.16	1.27
Construction Materials	0.82	0.78
Containers and Packaging	2.47	1.32
Distributors	2.10	2.80
Diversified Consumer Services	7.30	8.84
Diversified Telecommunication Services	0.55	0.60
Electrical Equipment	0.44	0.43
Electronic Equipment, Instruments and Components	1.34	1.93
Energy Equipment and Services	1.51	2.07
Financial Services	6.43	6.42
Food Products	1.03	0.89
Ground Transportation	0.01	0.01
Health Care Technology	6.28	5.20
Healthcare Equipment and Supplies	1.61	1.93
Healthcare Providers and Services	7.49	6.59
Hotels, Restaurants and Leisure	1.62	2.33
Household Products	0.78	0.01
Independent Power and Renewable Electricity Producers	0.06	—
Industrial Conglomerates	1.15	1.45
Insurance	8.40	8.78
IT Services	4.09	4.88
Life Sciences Tools & Services	0.35	0.11
Machinery	0.70	0.45
Media	0.96	0.71
Oil, Gas and Consumable Fuels	0.55	1.95
Personal Care Products	0.11	0.64
Pharmaceuticals	1.40	0.72
Professional Services	6.82	7.05
Real Estate Management and Development	0.22	0.32
Software	12.85	10.27
Specialty Retail	0.78	0.53
Technology Hardware, Storage and Peripherals	0.44	0.63
Textiles, Apparel and Luxury Goods	0.43	0.21
Trading Companies and Distributors	0.35	0.74
Wireless Telecommunication Services	1.14	0.26
	100.00%	100.00%

The geographic composition of the Company's non-controlled, non-affiliated investments (at amortized cost and fair value) was as follows:

	June 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$3,031,788	$3,032,331	97.76%	179.12%
Canada	50,152	50,604	1.63	2.99
Australia	19,023	18,991	0.61	1.12
Total	$3,100,963	$3,101,926	100.00%	183.23%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,084,714	$2,085,783	97.84%	167.31%
Canada	47,349	46,046	2.16	3.69
Total	$2,132,063	$2,131,829	100.00%	171.00%

Results of Operations

Operating results for the three and six months ended June 30, 2025 and 2024 were as follows (table below in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total investment income	$71,930	$22,798	$129,084	$33,730
Total expenses	32,023	7,439	56,531	12,013
Management fee waiver	—	(843)	—	(843)
Incentive fee waiver	—	(2,437)	165	(3,422)
Net expenses, net of fee waivers	32,023	4,159	56,696	7,748
Net investment income (loss)	39,907	18,639	72,388	25,982
Net realized gain (loss)	(304)	(32)	(1,065)	(38)
Net change in unrealized appreciation (depreciation)	1,846	877	(2,040)	1,419
Net increase (decrease) in net assets resulting from operations	$41,449	$19,484	$69,283	$27,363

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including deployment, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income, was as follows for the three and six months ended June 30, 2025 and 2024 (table below in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$66,947	$18,998	$121,360	$29,796
Payment-in-kind interest income	773	85	1,238	136
Dividend income	1,053	102	1,063	102
Other income	3,157	3,613	5,423	3,696
Total investment income	$71,930	$22,798	$129,084	$33,730

Total investment income for the three and six months ended June 30, 2025 increased for the same period in the prior year primarily driven by our deployment of capital, changes in index rates and loan margins, and increase in invested balance of investments. The size of the investment portfolio increased to $3.1 billion as of June 30, 2025, from $1.0 billion as of June 30, 2024. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature.

Other income includes fees that are generally available to us as a result of investment originations by Antares Parties, and generally paid at the time of closing or as a result of episodic amendments made to the terms of our existing debt investments. Included in investment income is dividend income which includes income earned from non-controlled, non-affiliated preferred equity investments. Interest income on our debt investments is dependent on interest rates and volume of loans outstanding, as well as the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s respective credit agreement.

Expenses

Expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest and debt expense	$19,952	$3,381	$34,918	$6,332
Management fees	4,855	843	8,976	843
Income based incentive fee	5,706	2,330	10,338	3,248
Capital gains incentive fee	—	107	(330)	174
Administrative service expense	146	192	301	300
Board of Trustees' fees	70	59	147	119
Other general and administrative expenses	1,271	457	2,075	876
Organization and offering costs	23	70	106	121
Total expenses	32,023	7,439	56,531	12,013
Management fees waiver	—	(843)	—	(843)
Incentive fees waiver	—	(2,437)	165	(3,422)
Net expenses, net of fee waivers	$32,023	$4,159	$56,696	$7,748

Other general and administrative expenses include professional fees related to legal, audit, tax, valuation services, insurance, filing, research, subscriptions and other costs. Administrative service expenses represent fees paid to the Administrator for our allocable portion of the cost of certain of our executive officers that perform duties for us. Organization costs and offering costs include expenses incurred in our initial formation and our offering of Common Shares. See "Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions". The increase in management fees was driven by growth in the net asset value of the fund. The increase in incentive fees was due to higher pre-incentive fee net investment income earned during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Interest and Debt Expenses

The components of interest and debt expenses, cash paid for interest, annualized average interest rates and average outstanding balances were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stated interest expense	$18,271	$2,814	$32,068	$5,328
Facility unused fees	1,024	387	1,588	680
Amortization of deferred financing costs	657	181	1,262	325
Total interest and debt expense	$19,952	$3,382	$34,918	$6,333
Cash paid for interest expense	$18,070	$3,411	$31,440	$3,411
SG Facility weighted average interest rate	6.05%	7.60%	6.05%	7.65%
SG Facility average debt outstanding	$812,260	$147,388	$747,469	$153,459
Revolving Credit Facility weighted average interest rate	6.32%	N/A	6.32%	N/A
Revolving Credit Facility average debt outstanding	$356,224	N/A	$286,968	N/A

Interest and other debt expenses increased from $3.4 million and $6.3 million for the three and six months ended June 30, 2024 to $20.0 million and $34.9 million for the three and six months ended June 30, 2025, respectively, primarily driven by increased borrowing expenses, due to increasing leverage quarter-over-quarter, on our SG Facility and Revolving Credit Facility. The average borrowings outstanding of the Company increased to $1,168.5 million and $1,034.4 million for the three and six months ended June 30, 2025 from $147.4 million and $153.5 million for the three and six months ended June 30, 2024, respectively. The average effective interest rate on borrowings outstanding decreased to 6.18% and 6.16% for the three and six months ended June 30, 2025 from 7.60% and 7.65% for the three and six months ended June 30, 2024, respectively.

Net Realized and Change in Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) (table below in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net realized gain (loss) on investments	$(118)	$147	$(861)	$141
Unrealized appreciation on investments	11,714	3,293	11,693	4,593
Unrealized (depreciation) on investments	(6,853)	(2,500)	(10,496)	(3,258)
Net change in unrealized appreciation (depreciation) on investments	$4,861	$793	$1,197	$1,335

For the three months ended June 30, 2025, net unrealized appreciation was primarily driven by increases in the fair value of private credit loans and certain equity investments, as well as the partial recovery of mark-to-market losses on liquid credit loans from the previous quarter. As of both

June 30, 2025 and December 31, 2024, the fair value of our debt investments as a percentage of principal was 99.5%. The valuations of our debt investments generally increase or decrease as a result of various factors, including tightening and widening credit spreads of public and private markets, changes in the credit quality of borrowers, as well as changes in transaction prices during the period.

Management fee

The base management fee is payable quarterly in arrears at an annual rate of 1.25% of the average of the Company’s net asset value as of the beginning of the prior quarter and the beginning of the then current quarter.

For the three and six months ended June 30, 2025, gross management fees increased to $4.9 million and $9.0 million from $0.8 million and $0.8 million, respectively, for the same periods in the prior year, primarily due to an increase in average net assets, which increased to $1.4 billion for the six months ended June 30, 2025 from $0.4 million for the six months ended June 30, 2024. No management fees have been waived for the three and six months ended June 30, 2025 and 100% of management fees were waived for the three and six months ended June 30, 2024.

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

For the three and six months ended June 30, 2025, gross income based incentive fees increased to $4.6 million from $0.9 million for the same period in the prior year primarily due to our deployment of capital and increase in net investment income. The Company reversed $165 of previously accrued incentive fee waiver for the three and six months ended June 30, 2025, and 100% of incentive fees were waived for the three and six months ended June 30, 2024. Gross capital gains incentive fee is net of reversal on accrued capital gains incentive fees.

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

For three and six months ended June 30, 2025, the Adviser provided no expense support pursuant to the Expense Support Agreement. For the three and six months ended June 30, 2024, the Adviser provided expense support in the amount of $0.8 million and $0.8 million for base management fees and $2.4 million and $3.4 million for incentive fees, respectively, pursuant to the Expense Support Agreement. The Company’s obligation to make a reimbursement payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

Operating Expenses

Total operating expenses were $1.5 million and $2.6 million for the three and six months ended June 30, 2025, respectively, primarily comprised of $1.3 million and $2.1 million of other general and administrative expenses (including legal, rating agencies, audit, tax, valuation, technology, insurance, filing, research, and fees paid to our sub-administrator, custodian and transfer agent, and other professional fees related to management of the Company), $0.1 million and $0.3 million of administrative service expenses, $0.1 million and $0.1 million of expenses paid to independent trustees of the Company, and $0.0 million and $0.1 million in organization and offering costs, respectively.

Total operating expenses were $0.9 million and $1.4 million for three and six months ended June 30, 2024, primarily comprised of $0.4 million and $0.9 million of general and administrative, $0.2 million and $0.3 million of administrative service expenses, $0.2 million and $0.1 million of expenses paid to independent trustees of the Company, and $0.1 million and $0.1 million in organization and offering costs, respectively.

The increase compared to the prior year was primarily driven by the increased costs attributable to servicing a growing investment portfolio including those calculated using net asset value as a benchmark.

Administrative service expenses represent fees paid to the Administrator for our allocable portion of the cost of certain of our executive officers that perform duties for us. Organization costs and offering costs include expenses incurred in our initial formation and our offering of Common Shares. See "Item 8. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions"

Financial Condition, Liquidity and Capital Resources

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

As of June 30, 2025 we had two credit facilities outstanding. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities, enter additional short-term lending arrangements, and/or issue debt securities, including additional unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2025 we had an aggregate amount of $1,444.9 million of debt outstanding and our asset coverage ratio was 217.17%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. We believe that our current cash and cash equivalents on hand, our short-term investments, our available borrowing capacity under our Revolving Credit Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term.

Equity

The following tables summarize transactions in Common Shares of beneficial interest:

	Three Months Ended June 30,
	2025		2024
	Shares	Amount	Shares	Amount
Subscriptions	8,311,477	$211,277	9,595,404	$241,133
Distributions Reinvested	724,517	18,497	—	—
Net increase (decrease)	9,035,994	$229,774	9,595,404	$241,133

	Six Months Ended June 30,
	2025		2024
	Shares	Amount	Shares	Amount
Subscriptions	16,326,718	$415,906	21,595,404	$541,133
Distributions Reinvested	1,388,120	35,552	—	—
Net increase (decrease)	17,714,838	$451,458	21,595,404	$541,133

Share Repurchase Program

We commenced a share repurchase program as of June 30, 2025, and intends to continue such program as of each June 30 and December 31 thereafter, in which we intend to repurchase, semi-annually, up to 7.5% of the Common Shares outstanding (either by number of Common Shares or aggregate net asset value) as of the close of the previous semi-annual period. Our Board of Trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of us and the best interest of our shareholders. As a result, share repurchases may not be available each semi-annual period. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under our share repurchase program, to the extent we offer to repurchase shares in any particular period, we expect to repurchase shares pursuant to tender offers using a purchase price equal to the net asset value per share as of the last calendar day of the applicable semi-annual period.

Distributions

We authorize and declare distribution amounts per share of common shares of beneficial interest payable quarterly in arrears.

The following tables present distributions that were declared during the six months ended June 30, 2025 and 2024:

Declaration Date	Payment Date	Base Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Total Distribution Amount
March 31, 2025	April 30, 2025	$0.5667	$0.0315	$0.5982	$34,398
June 25, 2025	July 31, 2025	0.5705	0.0317	0.6022	40,069
Total		$1.1372	$0.0632	$1.2004	$74,467

Declaration Date	Payment Date	Base Distribution Per Share	Special Distribution Per Share	Total Distribution Per Share	Total Distribution Amount
March 29, 2024	April 30, 2024	$0.5300	$—	$0.5300	$6,361
June 28, 2024	July 25, 2024	0.6300	—	0.6300	13,606
Total		$1.1600	$—	$1.1600	$19,967

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our Common Shares during the six months ended June 30, 2025:

	Six Months Ended June 30,
	2025		2024
Source of Distribution	Per Share	Amount	Per Share	Amount
Net investment income (loss)	$1.17	$72,388	$1.50	$25,982
Net realized gains (losses)	(0.01)	(861)	—	141
Total	$1.16	$71,527	$1.50	$26,123

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

Recent Developments

On July 1, 2025, the Company received approximately $183.0 million of subscriptions for Shares from unaffiliated investors. The Company intends to continue selling Shares in the Private Offering on a quarterly basis at an offering price generally equal to the net asset value per share.

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

Unfunded Commitments

The Company’s investment portfolio may contain revolving line of credit or delayed draw commitments, which require the Company to fund when requested by portfolio companies. As of June 30, 2025 and December 31, 2024, the Company had unfunded investment commitment in the aggregate par amount of $809.7 million and $639.9 million, respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and foreign exchange rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. A rise in interest rates would also be expected to lead to higher cost on our floating rate borrowings. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. The Company seeks to mitigate interest rate risk and foreign currency risk by generally employing a funding strategy of matching the duration and interest rate indices of our floating rate assets with floating rate liabilities, as well as matching currencies between our borrowing and lending, to the extent possible.

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

As of June 30, 2025, 99.96% of our performing debt investments at fair value were at floating rates, which are generally SOFR based and typically have durations of one to three months after which they reset to current interest rates, and many of which are subject to certain floors. Our credit facilities (including the SG Facility and Revolving Credit Facility) bear interest at floating rates with no interest rate floor. Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure (table below in thousands):

Change in Interest Rates	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$92,226	$(27,548)	$64,678
Up 200 basis points	61,484	(18,366)	43,118
Up 100 basis points	30,742	(9,183)	21,559
Down 100 basis points	(30,742)	9,183	(21,559)
Down 200 basis points	(61,412)	18,366	(43,046)
Down 300 basis points	(91,494)	27,548	(63,946)

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

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the risk factor included below and other information set forth in this report, you should carefully consider the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on March 18, 2025 and in “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2025. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. Except as set forth below, there have been no material changes during the three months ended June 30, 2025 to the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 and in “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 30, 2025.

Legislative or Regulatory Tax Changes Could Adversely Affect Investors

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our Common Shares or the value or the resale potential of our investments. Recently enacted tax legislation, commonly known as the "One Big Beautiful Bill Act," extended many of the tax law provisions that were set to expire in 2025 and included certain new provisions (and other amendments) to the Code. Investors are urged to consult with their own tax advisors with respect to the impact of the legislative changes on an investment in our Common Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Net Assets” in this report and our Current Report on Form 8-K filed on April 4, 2025 for the issuance of Common Shares for the three months ended June 30, 2025.

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
10.1

Amendment No. 2 to Loan and Servicing Agreement dated May 15, 2025 by and among Antares Strategic Credit SPV LLC, as borrower, Antares Strategic Credit Fund, as equity holder and servicer, the lenders from time to time party thereto, Société Générale, as agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as document custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01700), filed on May 21, 2025).

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

Antares Strategic Credit Fund

Date:	August 13, 2025	/s/ Vivek Mathew
Vivek Mathew
Chief Executive Officer

Date:	August 13, 2025	/s/ Monica Kelsey
Monica Kelsey
Chief Financial Officer