Form 10-Q
period 2025-09-30
Antares Strategic Credit Fund
filed 2025-11-14
CIK 1993402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________

FORM 10-Q

_______________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The Registrant’s common shares of beneficial interest (“Common Shares”), $0.001 par value per share, outstanding as of November 13, 2025 was 81,974,095.

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
•
changes in the general economy, including those caused by tariffs and trade disputes with other countries, changes in inflation, risk of recession and a prolonged United States government shutdown;
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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments, at fair value (amortized cost — $3,539,472 and $2,132,063 as of September 30, 2025 and December 31, 2024, respectively)	$3,539,912	$2,131,829
Short-term investments (amortized cost — $42,836 and $0 as of September 30, 2025 and December 31, 2024, respectively) (1)	42,836	—
Total investments at fair value	3,582,748	2,131,829
Cash and cash equivalents (1)	34,340	79,193
Foreign currencies (cost — $5,967 and $2,623 as of September 30, 2025 and December 31, 2024, respectively)	5,980	2,567
Interest receivable from non-controlled/non-affiliated investments	13,995	10,481
Dividend receivable from non-controlled/non-affiliated investments	339	—
Deferred offering costs	34	91
Receivable for investments sold / repaid	2	6,776
Prepaid expenses and other assets	188	16
Total assets	$3,637,626	$2,230,953

LIABILITIES
Debt outstanding	$1,652,604	$918,277
Less: Deferred financing costs	(14,360)	(10,538)
Total debt, net of deferred financing costs	1,638,244	907,739
Payable for investments purchased	37,668	33,781
Interest payable	3,297	3,754
Distributions payable	44,219	32,223
Administrative service fee payable	313	377
Accrued expenses and other liabilities	4,238	1,920
Management fees payable	5,615	1,769
Income based incentive fee payable	6,265	2,155
Excise tax payable	—	266
Capital gains incentive fee payable	—	165
Due to affiliates	797	143
Total liabilities	1,740,656	984,292
Commitments and contingencies (Note 7)
NET ASSETS
Common Shares, par value $0.001 (74,543,881 and 48,823,039 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	75	49
Paid-in capital in excess of par value	1,889,451	1,234,192
Accumulated net distributable earnings	7,444	12,420
Total net assets	1,896,970	1,246,661
Total liabilities and net assets	$3,637,626	$2,230,953
Net asset value per share	$25.45	$25.53
(1)
The Company has made a prospective presentation change to reclassify money market fund investments as short-term investments, resulting in their exclusion from cash and cash equivalents beginning in the reporting period ended June 30, 2025. See Note 2 for additional detail.

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment income:
From total investments:
Interest income	$76,393	$33,069	$197,753	$62,865
Payment-in-kind interest income	1,578	166	2,816	302
Dividend income	566	94	1,629	196
Other income	2,347	3,733	7,770	7,429
Total investment income	80,884	37,062	209,968	70,792
Expenses:
Interest and debt expenses	24,036	5,210	58,954	11,542
Management fees (Note 3)	5,615	2,446	14,591	3,289
Income based incentive fee (Note 3)	6,265	3,864	16,603	7,112
Capital gains incentive fee (Note 3)	—	(174)	(330)	—
Administrative service fee	172	237	473	537
Board of Trustees’ fee	112	100	259	219
Other general and administrative expenses	1,137	548	3,212	1,424
Organization and offering costs	17	79	123	200
Total expenses	37,354	12,310	93,885	24,323
Management fees waiver (Note 3)	—	(2,446)	—	(3,289)
Incentive fees waiver (Note 3)	—	(3,690)	165	(7,112)
Net expenses, net of fee waivers	37,354	6,174	94,050	13,922
Net investment income (loss)	43,530	30,888	115,918	56,870

Net realized and change in unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	132	(13)	(729)	128
Foreign currency transactions	42	(410)	(162)	(589)
Total net realized gain (loss)	174	(423)	(891)	(461)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(523)	(406)	674	929
Translation of assets and liabilities in foreign currencies	1,246	(656)	(1,991)	(572)
Total net change in unrealized appreciation (depreciation)	723	(1,062)	(1,317)	357
Total net realized and change in unrealized gain (loss)	897	(1,485)	(2,208)	(104)
Net increase (decrease) in net assets resulting from operations	$44,427	$29,403	$113,710	$56,766

Per share information
Net investment income (loss) per share (basic and diluted)	$0.59	$0.76	$1.76	$2.22
Earnings per share (basic and diluted)	$0.60	$0.73	$1.72	$2.21
Distributions declared per share	$0.59	$0.65	$1.79	$1.81
Weighted average shares outstanding (basic and diluted)	74,279,218	40,453,906	66,023,202	25,637,129

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(in thousands, except shares)

Three Months Ended September 30, 2025

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	66,537,877	$67	$1,685,632	$7,236	$1,692,935
Operations:
Net investment income (loss)	—	—	—	43,530	43,530
Net realized gain (loss)	—	—	—	174	174
Net change in unrealized appreciation (depreciation)	—	—	—	723	723
Net increase (decrease) in net assets resulting from operations	—	—	—	44,427	44,427
Capital Transactions:
Issuance of shares	7,194,373	7	183,017	—	183,024
Common Shares issued from reinvestment of distributions	811,631	1	20,802	—	20,803
Distributions to shareholders	—	—	—	(44,219)	(44,219)
Net increase (decrease) in net assets resulting from capital transactions	8,006,004	8	203,819	(44,219)	159,608
Total net increase (decrease)	8,006,004	8	203,819	208	204,035
Net assets at end of period	74,543,881	$75	$1,889,451	$7,444	$1,896,970

Nine Months Ended September 30, 2025

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	48,823,039	$49	$1,234,192	$12,420	$1,246,661
Operations:
Net investment income (loss)	—	—	—	115,918	115,918
Net realized gain (loss)	—	—	—	(891)	(891)
Net change in unrealized appreciation (depreciation)	—	—	—	(1,317)	(1,317)
Net increase (decrease) in net assets resulting from operations	—	—	—	113,710	113,710
Capital Transactions:
Issuance of shares	23,521,091	24	598,907	—	598,931
Common Shares issued from reinvestment of distributions	2,199,751	2	56,352	—	56,354
Distributions to shareholders	—	—	—	(118,686)	(118,686)
Net increase (decrease) in net assets resulting from capital transactions	25,720,842	26	655,259	(118,686)	536,599
Total net increase (decrease)	25,720,842	26	655,259	(4,976)	650,309
Net assets at end of period	74,543,881	$75	$1,889,451	$7,444	$1,896,970

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)(Continued)

(in thousands, except shares)

Three Months Ended September 30, 2024

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	21,596,404	$22	$541,136	$7,396	$548,554
Operations:
Net investment income (loss)	—	—	—	30,888	30,888
Net realized gain (loss)	—	—	—	(423)	(423)
Net change in unrealized appreciation (depreciation)	—	—	—	(1,062)	(1,062)
Net increase (decrease) in net assets resulting from operations	—	—	—	29,403	29,403
Capital Transactions:
Issuance of shares	18,657,736	19	473,887	—	473,906
Common Shares issued from reinvestment of distributions	270,272	—	6,914	—	6,914
Distributions to shareholders	—	—	—	(26,341)	(26,341)
Net increase (decrease) in net assets resulting from capital transactions	18,928,008	19	480,801	(26,341)	454,479
Total net increase (decrease)	18,928,008	19	480,801	3,062	483,882
Net assets at end of period	40,524,412	$41	$1,021,937	$10,458	$1,032,436

Nine Months Ended September 30, 2024

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	1,000	$—	$25	$—	$25
Operations:
Net investment income (loss)	—	—	—	56,870	56,870
Net realized gain (loss)	—	—	—	(461)	(461)
Net change in unrealized appreciation (depreciation)	—	—	—	357	357
Net increase (decrease) in net assets resulting from operations	—	—	—	56,766	56,766
Capital Transactions:
Issuance of shares	40,253,140	41	1,014,998	—	1,015,039
Common Shares issued from reinvestment of distributions	270,272	—	6,914	—	6,914
Distributions to shareholders	—	—	—	(46,308)	(46,308)
Net increase (decrease) in net assets resulting from capital transactions	40,523,412	41	1,021,912	(46,308)	975,645
Total net increase (decrease)	40,523,412	41	1,021,912	10,458	1,032,411
Net assets at end of period	40,524,412	$41	$1,021,937	$10,458	$1,032,436

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$113,710	$56,766
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Accrued interest and dividends received in-kind	(2,816)	(355)
Net accretion of discount and amortization of premium	(3,392)	(1,488)
Proceeds from sale of investments and principal repayments	257,310	98,238
Purchases of investments	(1,659,240)	(1,360,936)
Purchase/sale of short-term investments, net (1)	20,079	—
Net realized (gains) losses on investments	729	(128)
Net change in unrealized (appreciation) depreciation on investments	(674)	(929)
Amortization of deferred financing costs	1,971	729
Amortization of deferred offering costs	123	151
(Increase) decrease in operating assets:
Interest receivable from non-controlled/non-affiliated investments	(3,514)	(7,691)
Dividend receivable from non-controlled/non-affiliated investments	(339)	—
Receivable for investments sold / repaid	6,774	(2,490)
Prepaid expenses and other assets	(172)	(175)
Increase (decrease) in operating liabilities:
Due to affiliates	654	1,066
Payable for investments purchased	3,887	97,698
Management fees payable	3,846	—
Income based incentive fee payable	4,110	—
Capital gains incentive fee payable	(165)	—
Interest payable	(457)	1,772
Administrative service fee payable	(64)	428
Excise tax payable	(266)	—
Accrued expenses and other liabilities	2,318	1,601
Net cash provided by (used in) operating activities	(1,255,588)	(1,115,743)
Cash flow from financing activities
Proceeds from issuance of shares, net of subscription receivable	598,931	715,064
Debt borrowings	1,851,723	1,040,950
Debt repayments	(1,117,395)	(559,000)
Distributions paid	(50,336)	(13,053)
Deferred offering costs paid	(66)	(255)
Deferred financing costs paid	(5,794)	(11,783)
Net cash provided by (used in) financing activities	1,277,063	1,171,923
Net increase (decrease) in cash and cash equivalents	21,475	56,180
Cash, cash equivalents and foreign currencies at the beginning of period (1)	18,845	—
Cash, cash equivalents and foreign currencies at the end of period (1)	$40,320	$56,180
Supplemental disclosure of cash flow information and non-cash financing activities
Cash paid for interest	$57,439	$9,040
Cash paid for taxes	284	—
Equity issued in kind (Note 8)	—	300,000
Investments purchased in kind (Note 8)	—	300,000
Distributions payable	44,219	26,341
(1)
The Company has made a prospective presentation change to reclassify money market fund investments as short-term investments, resulting in their exclusion from cash and cash equivalents beginning in the reporting period June 30, 2025. As a result, cash and cash equivalents at the beginning of this period exclude $62,915 of money market fund investments. See Note 2 for additional detail.

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
Secured Debt
Aerospace and Defense
Bleriot US Bidco Inc.	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.48%	10/31/2030	$4,720	$4,721	$4,728	0.25%
Peraton Corp.	(5)(8)(17)	First Lien Term Loan	S + 3.75%	7.98%	2/1/2028	4,921	4,924	4,163	0.22
TransDigm Inc.	(5)(6)(15)(19)	First Lien Term Loan	S + 2.50%	6.48%	8/19/2032	2,521	2,515	2,521	0.13
TransDigm Inc.	(5)(6)(15)(19)	First Lien Term Loan	S + 2.25%	6.23%	3/22/2030	3,687	3,701	3,688	0.19
							15,861	15,100	0.79
Air Freight and Logistics
American Trailer Rental Group, LLC	(13)(15)(16)	First Lien Term Loan	S + 5.50%	9.63%	6/1/2027	40	40	36	—
American Trailer Rental Group, LLC	(13)(15)(16)	First Lien Term Loan	S + 5.69%	9.82%	6/1/2027	130	129	117	0.01
American Trailer Rental Group, LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.63%	6/1/2027	34	34	31	—
American Trailer Rental Group, LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.69%	9.82%	6/1/2027	33	33	30	—
American Trailer Rental Group, LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	9.88%	6/1/2027	9	9	8	—
Apple Bidco, LLC	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.63%	9/23/2031	2,494	2,494	2,496	0.13
Kenco PPC Buyer LLC	(13)(15)(16)	First Lien Term Loan	S + 4.75%	8.60%	11/15/2029	12,497	12,438	12,497	0.66
Kenco PPC Buyer LLC	(7)(13)(15)(16)	First Lien Revolver	S + 4.75%	8.73%	11/15/2029	837	163	167	0.01
Lightbeam Bidco Inc.	(8)(17)	First Lien Term Loan	S + 5.00%	8.98%	5/6/2030	3,869	3,869	3,869	0.20
Lightbeam Bidco Inc.	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	5/6/2030	586	586	586	0.03
Lightbeam Bidco Inc.	(7)(15)(17)	First Lien Revolver	S + 5.00%	8.98%	5/4/2029	476	—	—	—
							19,795	19,837	1.04
Automobile Components
Enthusiast Auto Holdings, LLC	(8)(16)	First Lien Term Loan	S + 4.50%	8.63%	12/19/2026	2,947	2,932	2,947	0.16
First Brands Group, LLC	(5)(6)(8)(16)(20)	First Lien Term Loan	S + 5.00%	9.24%	3/30/2027	3,462	3,436	1,259	0.07
JHCC Holdings LLC	(8)(16)	First Lien Term Loan	S + 5.25%	9.23%	9/9/2027	3,102	3,096	3,086	0.16
JHCC Holdings LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	9/9/2027	2,053	2,050	2,043	0.11
JHCC Holdings LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	9/9/2027	9,113	9,100	9,067	0.48
JHCC Holdings LLC	(7)(15)(16)	First Lien Revolver	S + 5.25%	9.23%	9/9/2027	249	99	98	0.01
OAC Holdings I Corp.	(8)(16)	First Lien Term Loan	S + 5.00%	9.13%	3/30/2029	2,764	2,685	2,764	0.15
Quality Automotive Services, LLC	(8)(16)	First Lien Term Loan	S + 5.00%	8.98%	7/16/2027	2,362	2,356	2,350	0.12
Quality Automotive Services, LLC	(13)(15)(16)	First Lien Term Loan	S + 5.00%	8.98%	7/16/2027	6,177	6,157	6,146	0.32
Quality Automotive Services, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	7/16/2027	465	463	462	0.02
Quality Automotive Services, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	7/16/2027	18,359	(45)	(92)	—
Quality Automotive Services, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	7/16/2027	3,611	2,832	2,828	0.15
Quality Automotive Services, LLC	(7)(15)(16)	First Lien Revolver	S + 5.00%	8.98%	7/16/2027	130	—	(1)	—
							35,161	32,957	1.75
Beverages
Pegasus Bidco B.V.	(5)(6)(15)(19)	First Lien Term Loan	S + 2.75%	6.73%	7/12/2029	6,183	6,172	6,214	0.33
							6,172	6,214	0.33

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Broadline Retail
Peer Holding III B.V.	(5)(6)(15)(19)	First Lien Term Loan	S + 2.50%	6.48%	7/1/2031	$5,214	$5,219	$5,226	0.28%
							5,219	5,226	0.28
Building Products
80/20, LLC	(8)(16)	First Lien Term Loan	S + 5.00%	9.13%	3/1/2027	246	244	245	0.01
MDC Interior Acquisition Inc	(8)(13)(16)	First Lien Term Loan	S + 5.00%	8.98%	4/26/2030	14,589	14,414	14,519	0.77
MDC Interior Acquisition Inc	(13)(15)(16)	First Lien Term Loan	S + 5.00%	9.13%	4/26/2030	4,966	4,942	4,943	0.26
MDC Interior Acquisition Inc	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	8.98%	4/26/2030	2,084	(31)	(10)	—
SureWerx Purchaser III Inc.	(8)(17)	First Lien Term Loan	S + 5.25%	9.23%	12/28/2029	246	246	245	0.01
SureWerx Purchaser III Inc.	(8)(13)(17)	First Lien Term Loan	C + 5.25%	7.81%	12/28/2029	CAD 16,946	12,379	11,829	0.62
SureWerx Purchaser III Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.25%	9.23%	12/28/2028	1,730	468	468	0.02
WST USA Holdco, Inc.	(6)(8)(16)	First Lien Term Loan	S + 4.75%	8.83%	3/31/2027	2,456	2,456	2,450	0.13
WST USA Holdco, Inc.	(6)(7)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.83%	3/31/2027	2,486	894	897	0.05
							36,012	35,586	1.87
Capital Markets
Allworth Financial Group, L.P.	(8)(16)	First Lien Term Loan	S + 4.75%	8.88%	12/23/2027	2,512	2,512	2,512	0.13
Allworth Financial Group, L.P.	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.88%	12/23/2027	2,399	2,400	2,399	0.13
AQ Sage Buyer, LLC	(8)(16)	First Lien Term Loan	S + 6.00%	10.10%	1/25/2028	184	179	176	0.01
AQ Sage Buyer, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 6.00%	10.10%	1/25/2028	62	61	60	—
Arax MidCo, LLC	(8)(13)(16)	First Lien Term Loan	S + 5.00%	8.98%	4/11/2029	12,894	12,824	12,894	0.68
Arax MidCo, LLC	(13)(15)(16)	First Lien Term Loan	S + 5.00%	9.13%	4/11/2029	5,304	5,279	5,304	0.28
Arax MidCo, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	4/11/2029	9,091	405	428	0.02
Arax MidCo, LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	4/11/2029	588	569	588	0.03
Arax MidCo, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	8.98%	4/11/2029	1,293	139	155	0.01
Cub Financing Intermediate, LLC	(8)(13)(18)	First Lien Term Loan	S + 4.75%	8.73%	6/28/2030	10,702	10,657	10,702	0.56
Cub Financing Intermediate, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	6/28/2030	4,967	2,025	2,045	0.11
EdgeCo Buyer, Inc.	(8)(13)(16)	First Lien Term Loan	S + 4.50%	8.63%	6/1/2028	1,389	1,389	1,389	0.07
EdgeCo Buyer, Inc.	(8)(16)	First Lien Term Loan	S + 4.50%	8.63%	6/1/2028	797	791	797	0.04
EdgeCo Buyer, Inc.	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.63%	6/1/2028	160	159	160	0.01
EdgeCo Buyer, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.63%	6/1/2028	3,382	404	411	0.02
EdgeCo Buyer, Inc.	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.63%	6/1/2028	165	165	165	0.01
EdgeCo Buyer, Inc.	(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.63%	6/1/2028	17	17	17	—
EdgeCo Buyer, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 4.50%	8.48%	6/1/2028	338	15	17	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Capital Markets (continued)
Lido Advisors, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	5/10/2032	$10,640	$3,749	$3,742	0.20%
Lido Advisors, LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	5/10/2032	1,596	1,584	1,587	0.08
Lido Advisors, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	5/10/2032	3,452	3,452	3,436	0.18
Lido Advisors, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 4.75%	8.73%	5/10/2032	1,862	1,077	1,077	0.06
R&T Acquisitions, LLC	(8)(16)	First Lien Term Loan	S + 5.50%	9.48%	8/31/2030	2,123	2,108	2,096	0.11
R&T Acquisitions, LLC	(7)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.48%	8/31/2030	411	(3)	(5)	—
The Ultimus Group Midco, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.73%	7/1/2032	12,205	12,144	12,205	0.64
The Ultimus Group Midco, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	7/1/2032	4,068	(10)	—	—
The Ultimus Group Midco, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.73%	7/1/2032	1,526	(8)	—	—
							64,083	64,357	3.38
Chemicals
Americhem, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.88%	3/1/2032	24,440	24,321	24,318	1.28
Americhem, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.88%	3/1/2032	6,278	(15)	(31)	—
Americhem, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.88%	3/1/2032	4,447	(20)	(22)	—
Aurora Plastics, LLC	(8)(17)	First Lien Term Loan	S + 4.75%	8.98%	8/12/2030	35,430	35,275	35,264	1.86
Aurora Plastics, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.98%	8/12/2030	50	41	50	—
Aurora Plastics, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.98%	8/12/2030	2,850	—	(13)	—
Bulab Holdings, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.88%	7/1/2032	19,474	19,379	19,377	1.02
Bulab Holdings, Inc.	(13)(15)(17)	First Lien Term Loan	E + 4.75%	6.68%	7/1/2032	EUR 3,154	3,706	3,683	0.19
Bulab Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.88%	7/1/2032	4,506	(11)	(23)	—
Bulab Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.88%	7/1/2032	4,346	(22)	(22)	—
DCG Acquisition Corp.	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.98%	6/13/2031	26,360	26,312	26,162	1.38
DCG Acquisition Corp.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	6/13/2031	4,408	2,627	2,612	0.14
DCG Acquisition Corp.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.98%	6/13/2031	4,408	(11)	(33)	—
LTI Holdings, Inc.	(5)(15)(19)	First Lien Term Loan	S + 3.75%	7.88%	7/29/2029	3,786	3,750	3,824	0.20
Lubricant Engineers	(8)(16)	First Lien Term Loan	S + 5.25%	9.23%	9/1/2029	246	240	246	0.01
Lubricant Engineers	(8)(13)(16)	First Lien Term Loan	S + 5.25%	9.23%	9/1/2029	19,269	19,219	19,269	1.02
Lubricant Engineers	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	9/1/2029	3,429	(12)	—	—
Lubricant Engineers	(7)(13)(15)(16)	First Lien Revolver	S + 5.25%	9.23%	9/1/2029	2,212	(11)	—	—
Lummus Technology Holdings V LLC	(5)(8)(19)	First Lien Term Loan	S + 2.50%	6.63%	12/31/2029	4,925	4,950	4,943	0.26
Plaskolite PPC Intermediate II LLC	(13)(15)(16)	First Lien Term Loan	S + 4.00%	12.13% (Incl. 4.00% PIK)	5/9/2030	3,268	3,237	3,141	0.17
Plaskolite PPC Intermediate II LLC	(7)(13)(15)(16)	First Lien Revolver	S + 7.00%	11.13%	2/7/2030	236	23	9	—
Tangent Technologies Acquisition, LLC	(8)(16)	First Lien Term Loan	S + 4.75%	8.88%	11/30/2027	245	244	245	0.01
							143,222	142,999	7.54

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies
Acuren Delaware Holdco, Inc.	(5)(6)(15)(19)	First Lien Term Loan	S + 2.75%	6.88%	7/30/2031	$2,972	$2,972	$2,982	0.16%
Anticimex Global AB	(5)(6)(15)(18)	First Lien Term Loan	S + 3.40%	7.38%	11/16/2028	1,604	1,604	1,611	0.08
Ares Holdings, LLC	(8)(13)(16)	First Lien Term Loan	S + 5.00%	9.13%	11/18/2027	6,290	6,267	6,266	0.33
Ares Holdings, LLC	(8)(16)	First Lien Term Loan	S + 5.00%	8.98%	11/18/2027	4,813	4,777	4,795	0.25
Ares Holdings, LLC	(13)(15)(16)	First Lien Term Loan	S + 5.00%	9.13%	11/18/2027	1,017	1,017	1,014	0.05
Ares Holdings, LLC	(7)(15)(16)	First Lien Revolver	S + 5.00%	9.13%	11/18/2027	747	246	246	0.01
AWP Group Holdings, Inc.	(8)(13)(16)	First Lien Term Loan	S + 4.50%	8.63%	12/23/2030	5,987	5,974	5,928	0.31
AWP Group Holdings, Inc.	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.63%	12/23/2030	106	105	105	0.01
AWP Group Holdings, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.63%	12/23/2030	12,819	4,512	4,430	0.23
AWP Group Holdings, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 4.50%	8.63%	12/23/2030	47	20	20	—
BCPE Empire Holdings, Inc.	(5)(8)(18)	First Lien Term Loan	S + 3.25%	7.38%	12/11/2030	2,785	2,789	2,783	0.15
BIFM CA Buyer Inc.	(5)(6)(15)(18)	First Lien Term Loan	S + 3.75%	7.88%	5/31/2028	4,829	4,827	4,851	0.26
CoolSys, Inc.	(5)(8)(17)	First Lien Term Loan	S + 4.75%	8.99%	8/11/2028	246	235	221	0.01
Discovery Purchaser Corporation	(5)(6)(15)(18)	First Lien Term Loan	S + 3.75%	7.73%	10/4/2029	4,812	4,817	4,796	0.25
EXT Acquisitions, Inc.	(8)(16)	First Lien Term Loan	S + 5.00%	9.13%	6/26/2026	230	229	230	0.01
EXT Acquisitions, Inc.	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	6/26/2026	15	15	15	—
FL Hawk Intermediate Holdings, Inc.	(8)(13)(16)	First Lien Term Loan	S + 4.50%	8.63%	2/22/2030	6,044	6,021	6,044	0.32
FL Hawk Intermediate Holdings, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 4.50%	8.63%	2/22/2029	1,190	—	—	—
Fresh Holdco, Inc.	(8)(16)	First Lien Term Loan	S + 5.25%	9.38%	1/24/2026	245	245	245	0.01
Fresh Holdco, Inc.	(13)(15)(16)	First Lien Term Loan	S + 5.25%	9.38%	1/24/2026	190	190	190	0.01
HeartLand PPC Buyer, LLC	(8)(17)	First Lien Term Loan	S + 5.25%	9.23%	12/12/2029	2,955	2,926	2,955	0.16
Hercules Blocker LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.73%	12/15/2028	12,404	12,356	12,345	0.65
Hercules Blocker LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	12/15/2028	11,512	(28)	(54)	—
Hercules Blocker LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.73%	12/15/2028	1,044	(3)	(5)	—
High Bar Brands Operating, LLC	(6)(8)(16)	First Lien Term Loan	S + 5.25%	9.23%	12/19/2029	246	243	246	0.01
The Hiller Companies, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	6/20/2030	3,955	1,342	1,339	0.07
HP RSS Buyer, Inc.	(8)(17)	First Lien Term Loan	S + 5.00%	8.98%	12/11/2029	4,925	4,878	4,925	0.26
HP RSS Buyer, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	12/11/2029	8,384	28	8	—
Low Voltage Holdings Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.73%	4/28/2032	24,915	24,824	24,853	1.31
Low Voltage Holdings Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	4/28/2032	7,253	(13)	(18)	—
Low Voltage Holdings Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.73%	4/28/2032	3,197	(12)	(8)	—
Low Voltage Holdings Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.73%	4/28/2032	CAD 400	(1)	(1)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies (continued)
Monarch Landscape Holdings, LLC	(8)(17)	First Lien Term Loan	S + 5.00%	8.98%	10/2/2028	$1,782	$1,779	$1,782	0.09%
Monarch Landscape Holdings, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	10/2/2028	302	298	302	0.02
Monarch Landscape Holdings, LLC	(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	10/2/2028	868	862	868	0.05
Onyx-Fire Protection Services Inc.	(6)(13)(15)(17)	First Lien Term Loan	C + 4.50%	7.06%	7/31/2031	CAD 18,499	13,320	13,290	0.70
Onyx-Fire Protection Services Inc.	(6)(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	C + 4.50%	7.06%	7/31/2031	CAD 1,751	(4)	—	—
Onyx-Fire Protection Services Inc.	(6)(7)(13)(15)(17)	First Lien Revolver	C + 4.50%	7.06%	7/31/2031	CAD 4,378	200	210	0.01
Palmetto Acquisitionco Inc.	(8)(16)	First Lien Term Loan	S + 5.75%	9.73%	9/18/2029	246	243	246	0.01
Project Boost Purchaser, LLC	(5)(15)(19)	First Lien Term Loan	S + 2.75%	6.73%	7/16/2031	6,447	6,443	6,437	0.34
The Hiller Companies, LLC	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.98%	6/20/2030	15,541	15,479	15,541	0.82
The Hiller Companies, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	6/20/2030	4,298	3,978	4,002	0.21
The Hiller Companies, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.98%	6/20/2030	2,730	(14)	—	—
Thermostat Purchaser III, Inc.	(5)(8)(17)	First Lien Term Loan	S + 4.25%	8.23%	8/31/2028	5,184	5,181	5,208	0.27
Soliant Lower Intermediate, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.75%	7.60%	7/18/2031	2,705	2,681	2,570	0.14
Valet Waste Holdings, Inc.	(8)(13)(16)	First Lien Term Loan	S + 6.00%	10.13%	5/1/2029	31,323	31,259	31,323	1.65
Valet Waste Holdings, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 6.00%	10.13%	5/1/2029	1,429	898	901	0.05
WRE Holding Corp.	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.85%	7/2/2031	9,125	9,090	9,058	0.48
WRE Holding Corp.	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.98%	7/2/2031	141	142	141	0.01
WRE Holding Corp.	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.85%	7/2/2031	844	844	838	0.04
WRE Holding Corp.	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	7/2/2031	226	226	224	0.01
WRE Holding Corp.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.85%	7/2/2030	1,133	(4)	(8)	—
YLG Holdings, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.73%	12/23/2030	26,888	26,833	26,686	1.41
YLG Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	12/23/2030	5,502	3,249	3,219	0.17
YLG Holdings, Inc.	(7)(15)(17)	First Lien Revolver	S + 4.75%	8.73%	12/23/2030	3,270	191	172	0.01
Zinc Buyer Corporation	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.73%	7/24/2031	18,307	18,279	18,307	0.97
Zinc Buyer Corporation	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	7/24/2031	2,133	(9)	—	—
Zinc Buyer Corporation	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.73%	7/24/2031	2,028	(4)	—	—
Zone Climate Services, Inc.	(8)(16)	First Lien Term Loan	S + 5.50%	9.63%	3/9/2028	2,946	2,909	2,910	0.15
							237,751	237,584	12.52

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Construction & Engineering
Ampirical Solutions, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.25%	8.23%	9/30/2032	$9,735	$9,686	$9,686	0.51%
Ampirical Solutions, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.25%	8.23%	9/30/2032	14,602	(36)	(73)	—
Ampirical Solutions, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.25%	8.23%	9/30/2032	3,894	(19)	(19)	—
Hydraulic Technologies USA LLC	(8)(13)(16)	First Lien Term Loan	S + 5.50%	9.48%	6/3/2031	17,328	17,020	17,025	0.90
Hydraulic Technologies USA LLC	(7)(13)(15)(16)	First Lien Revolver	S + 5.50%	9.48%	6/3/2030	2,384	1,049	1,055	0.06
Kleinfelder Intermediate LLC	(8)(17)	First Lien Term Loan	S + 5.00%	8.98%	9/18/2030	246	246	246	0.01
MEI Buyer LLC	(8)(16)	First Lien Term Loan	S + 5.00%	9.13%	6/29/2029	4,244	4,222	4,244	0.22
MEI Buyer LLC	(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	6/29/2029	674	662	674	0.04
Trilon Group, LLC	(8)(13)(16)	First Lien Term Loan	S + 4.75%	8.73%	5/29/2029	6,004	5,963	5,957	0.31
Trilon Group, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	5/29/2029	3,009	838	818	0.04
Trilon Group, LLC	(8)(13)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	5/29/2029	4,379	4,327	4,344	0.23
Trilon Group, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 4.75%	8.73%	5/29/2029	1,218	(12)	(10)	—
							43,946	43,947	2.32
Construction Materials
Pearlman Enterprises Inc.	(8)(16)	First Lien Term Loan	S + 4.50%	8.73%	5/5/2027	2,954	2,942	2,887	0.15
Profile Products LLC	(8)(17)	First Lien Term Loan	S + 5.50%	9.58%	11/12/2027	245	243	244	0.01
Red Fox CD Acquisition Corporation	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 6.00%	9.98%	3/4/2030	26,921	22,454	22,545	1.19
							25,639	25,676	1.35
Containers and Packaging
Berlin Packaging LLC	(5)(6)(8)(19)	First Lien Term Loan	S + 3.25%	7.38%	6/9/2031	4,963	4,959	4,983	0.26
CFs Brands, LLC	(8)(16)	First Lien Term Loan	S + 5.00%	9.13%	10/2/2030	246	244	246	0.01
Charter Next Generation, Inc.	(5)(15)(17)	First Lien Term Loan	S + 2.75%	6.88%	11/29/2030	4,583	4,588	4,602	0.24
Cold Chain Technologies, LLC	(13)(15)(16)	First Lien Term Loan	S + 5.75%	9.73%	7/2/2026	18,100	18,081	18,054	0.95
Cold Chain Technologies, LLC	(7)(15)(16)	First Lien Revolver	S + 5.75%	9.73%	7/2/2026	197	103	103	0.01
Clydesdale Acquisition Holdings, Inc.	(5)(15)(18)	First Lien Term Loan	S + 3.25%	7.38%	4/1/2032	4,412	4,382	4,410	0.23
Clydesdale Acquisition Holdings, Inc.	(5)(7)(15)(18)	First Lien Delayed Draw Term Loan	S + 3.25%	7.38%	4/1/2032	75	—	—	—
Packaging Coordinators Midco, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.73%	1/22/2032	24,451	24,430	24,328	1.28
Packaging Coordinators Midco, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	1/22/2032	13,019	—	(65)	—
Packaging Coordinators Midco, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.73%	1/22/2032	2,469	(3)	(12)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Containers and Packaging (continued)
Plastipak Holdings, Inc.	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.48%	9/10/2032	$3,231	$3,215	$3,234	0.17%
Pregis TopCo LLC	(5)(15)(19)	First Lien Term Loan	S + 4.00%	8.13%	2/1/2029	4,478	4,492	4,513	0.24
Pro Mach Group, Inc.	(5)(15)(16)	First Lien Term Loan	S + 2.75%	6.88%	8/31/2028	5,535	5,521	5,552	0.29
Ring Container Technologies Group, LLC	(5)(15)(18)	First Lien Term Loan	S + 2.50%	6.48%	9/15/2032	2,229	2,238	2,228	0.12
Rohrer Corp.	(8)(16)	First Lien Term Loan	S + 5.00%	9.10%	3/15/2027	247	243	247	0.01
ST Athena Global LLC	(6)(8)(13)(17)	First Lien Term Loan	S + 5.25%	9.23%	6/26/2030	2,817	2,800	2,788	0.15
ST Athena Global LLC	(6)(8)(13)(17)	First Lien Term Loan	SON + 5.25%	9.22%	6/26/2030	GBP 1,275	1,600	1,697	0.09
ST Athena Global LLC	(6)(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	6/26/2030	119	(1)	(1)	—
ST Athena Global LLC	(6)(7)(13)(15)(17)	First Lien Revolver	S + 5.25%	9.23%	6/26/2029	390	91	90	—
Tank Holding Corp.	(8)(17)	First Lien Term Loan	S + 5.75%	9.98%	3/31/2028	245	239	233	0.01
Trident TPI Holdings, Inc.	(5)(15)(18)	First Lien Term Loan	S + 3.75%	7.73%	9/15/2028	3,623	3,624	3,564	0.19
Verde Purchaser, LLC	(5)(15)(19)	First Lien Term Loan	S + 4.00%	7.98%	11/30/2030	4,784	4,789	4,742	0.25
							85,635	85,536	4.50
Distributors
Aurora Parts & Accessories LLC	(8)(16)	First Lien Term Loan	S + 5.75%	9.88%	1/13/2029	246	246	246	0.01
BC Group Holdings, Inc.	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.98%	12/21/2027	4,978	4,963	4,955	0.26
BC Group Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	12/21/2027	8,456	5,853	5,845	0.31
Blackbird Purchaser, Inc.	(8)(17)	First Lien Term Loan	S + 5.50%	9.48%	12/19/2030	4,621	4,583	4,621	0.24
Blackbird Purchaser, Inc.	(7)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.50%	9.48%	12/19/2030	922	535	543	0.03
Blackbird Purchaser, Inc.	(7)(15)(17)	First Lien Revolver	S + 5.50%	9.48%	12/19/2029	619	429	433	0.02
BlackHawk Industrial Distribution, Inc.	(8)(13)(16)	First Lien Term Loan	S + 5.25%	9.38%	9/17/2026	234	234	231	0.01
BlackHawk Industrial Distribution, Inc.	(8)(16)	First Lien Term Loan	S + 5.25%	9.38%	9/17/2026	7,022	7,022	6,942	0.37
BlackHawk Industrial Distribution, Inc.	(13)(15)(16)	First Lien Term Loan	S + 5.25%	9.38%	9/17/2026	2,858	2,852	2,825	0.15
BlackHawk Industrial Distribution, Inc.	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	9.38%	9/17/2026	1	1	1	—
BlackHawk Industrial Distribution, Inc.	(7)(15)(16)	First Lien Revolver	S + 5.25%	9.38%	9/17/2026	3,503	1,567	1,536	0.08
BradyPlus Holdings, LLC	(8)(13)(16)	First Lien Term Loan	S + 5.00%	8.98%	10/31/2029	246	244	246	0.01
Dealer Tire Financial, LLC	(5)(15)(18)	First Lien Term Loan	S + 3.00%	7.13%	7/2/2031	2,523	2,513	2,517	0.13

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Distributors (continued)
Johnstone Supply, LLC	(5)(8)(19)	First Lien Term Loan	S + 2.50%	6.63%	6/9/2031	$4,903	$4,905	$4,900	0.26%
Motion & Control Enterprises LLC	(8)(13)(16)	First Lien Term Loan	S + 6.00%	9.98%	6/1/2028	881	880	873	0.05
Motion & Control Enterprises LLC	(8)(16)	First Lien Term Loan	S + 6.00%	9.98%	6/1/2028	2,334	2,320	2,310	0.12
Motion & Control Enterprises LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 6.00%	9.98%	6/1/2028	613	610	608	0.03
Motion & Control Enterprises LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 6.00%	9.98%	6/1/2028	1,453	(4)	(15)	—
Vessco Midco Holdings, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.88%	7/24/2031	24,519	24,408	24,519	1.29
Vessco Midco Holdings, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	7/24/2031	8,173	4,409	4,441	0.23
Vessco Midco Holdings, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.88%	7/24/2031	2,724	(11)	—	—
							68,559	68,577	3.60
Diversified Consumer Services
AAH Topco., LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.23%	12/22/2027	5,941	516	531	0.03
American Residential Services, LLC	(5)(7)(15)(19)	First Lien Revolver	S + 2.50%	6.48%	1/31/2030	1,739	—	(4)	—
Apex Service Partners, LLC	(8)(13)(16)	First Lien Term Loan	S + 5.00%	8.98%	10/24/2030	4,756	4,701	4,735	0.25
Apex Service Partners, LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	10/24/2030	15,077	14,975	15,012	0.79
Apex Service Partners, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	8.98%	10/24/2029	378	—	—	—
Ascend Learning, LLC	(5)(15)(18)	First Lien Term Loan	S + 3.00%	7.13%	12/11/2028	6,468	6,414	6,468	0.34
AVE Holdings III, Corp.	(8)(17)	First Lien Term Loan	S + 5.50%	9.60%	2/25/2028	184	183	178	0.01
AVE Holdings III, Corp.	(15)(17)	First Lien Delayed Draw Term Loan	S + 5.50%	9.60%	2/25/2028	62	61	60	—
AVG Intermediate Holdings LLC	(8)(16)	First Lien Term Loan	S + 6.00%	10.08%	3/16/2027	823	823	811	0.04
AVG Intermediate Holdings LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 6.00%	10.08%	3/16/2027	352	352	347	0.02
AVG Intermediate Holdings LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 6.00%	10.08%	3/16/2027	2,680	2,680	2,640	0.14
AVG Intermediate Holdings LLC	(7)(15)(16)	First Lien Revolver	S + 6.00%	10.08%	3/16/2027	166	—	(2)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services (continued)
COP Hometown Acquisitions, Inc.	(8)(16)	First Lien Term Loan	S + 5.25%	9.23%	7/16/2027	$901	$890	$894	0.05%
COP Hometown Acquisitions, Inc.	(8)(13)(16)	First Lien Term Loan	S + 5.25%	9.23%	7/16/2027	1,277	1,272	1,267	0.07
COP Hometown Acquisitions, Inc.	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	7/16/2027	1,420	1,403	1,409	0.07
COP Hometown Acquisitions, Inc.	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	7/16/2027	575	568	571	0.03
COP Hometown Acquisitions, Inc.	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	7/16/2027	2,027	2,002	2,011	0.11
CVP Holdco, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.88%	6/30/2031	22,159	22,125	22,110	1.17
CVP Holdco, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.88%	6/30/2031	5,883	1,259	1,258	0.07
CVP Holdco, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.88%	6/28/2030	2,353	(6)	(5)	—
Essential Services Holding Corporation	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.98%	6/17/2031	10,617	10,596	10,594	0.56
Essential Services Holding Corporation	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	6/17/2031	2,082	(2)	(5)	—
Essential Services Holding Corporation	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.98%	6/17/2030	1,301	257	257	0.01
Flint Opco, LLC	(8)(16)	First Lien Term Loan	S + 4.75%	8.88%	8/15/2030	246	244	246	0.01
Flint Opco, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.88%	8/15/2030	7,470	(18)	—	—
Flint Opco, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	8/15/2030	4,054	2,550	2,564	0.14
FSHS I, LLC	(8)(17)	First Lien Term Loan	S + 5.50%	9.63%	11/18/2028	3,955	3,955	3,920	0.21
GS SEER Group Holdings, LLC	(8)(16)	First Lien Term Loan	S + 6.75%	10.73%	4/29/2030	4,912	4,834	4,777	0.25
GSV Holding, LLC	(13)(15)(16)	First Lien Term Loan	S + 2.63%	9.73% (Incl. 3.13% PIK)	10/18/2030	37,754	37,597	37,566	1.98
GSV Holding, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 4.25%	8.23%	10/18/2030	1,651	(8)	—	—
Health Buyer LLC	(8)(17)	First Lien Term Loan	S + 5.50%	9.48%	4/27/2029	1,012	1,008	1,011	0.05
Health Buyer LLC	(8)(17)	First Lien Term Loan	S + 5.25%	9.23%	4/27/2029	1,958	1,940	1,943	0.10
Health Buyer LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.50%	9.48%	4/27/2029	12,546	2,456	2,493	0.13
Home Service TopCo IV, Inc.	(8)(16)	First Lien Term Loan	S + 4.50%	8.58%	12/31/2027	4,912	4,912	4,900	0.26
Innovetive Petcare, LLC	(8)(16)	First Lien Term Loan	S + 5.00%	9.23%	6/30/2028	192	187	190	0
Innovetive Petcare, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	6/30/2028	8,418	2,743	2,679	0.14
Innovetive Petcare, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	6/30/2028	46	45	46	—
Innovetive Petcare, LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	9.23%	6/30/2028	18,736	18,702	18,549	0.98
Learning Care Group (US) No. 2 Inc.	(5)(15)(18)	First Lien Term Loan	S + 4.00%	7.98%	8/11/2028	4,171	4,165	4,109	0.22
PPV Intermediate Holdings, LLC	(8)(17)	First Lien Term Loan	S + 5.75%	9.73%	8/31/2029	240	239	240	0.01
PPV Intermediate Holdings, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	8/31/2029	15,008	5,849	5,900	0.31
Seahawk BidCo, LLC	(13)(15)(16)	First Lien Term Loan	S + 4.75%	8.73%	12/19/2031	13,508	13,464	13,508	0.71
Seahawk BidCo, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	12/19/2031	4,231	2,650	2,666	0.14
Seahawk BidCo, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 4.75%	8.73%	12/19/2030	1,273	(5)	—	—
Southern Veterinary Partners, LLC	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.48%	12/4/2031	6,484	6,466	6,479	0.34

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services (continued)
Taymax Group Acquisition, LLC	(8)(16)	First Lien Term Loan	S + 6.00%	10.23%	7/31/2026	$1,473	$1,473	$1,473	0.08%
University Support Services LLC	(5)(15)(18)	First Lien Term Loan	S + 2.75%	6.88%	2/10/2029	1,888	1,862	1,862	0.10
US Fitness Holdings, LLC	(8)(13)(17)	First Lien Term Loan	S + 5.50%	9.48%	9/4/2031	28,737	28,612	28,737	1.51
US Fitness Holdings, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.50%	9.48%	9/4/2031	5,514	(24)	—	—
US Fitness Holdings, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.50%	9.48%	9/4/2030	2,651	(13)	—	—
Vertex Service Partners, LLC	(8)(17)	First Lien Term Loan	S + 6.00%	9.98%	11/8/2030	246	243	245	0.01
Vertex Service Partners, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	11/8/2030	1,500	290	241	0.01
VPP Intermediate Holdings, LLC	(8)(16)	First Lien Term Loan	S + 5.75%	9.98%	12/1/2027	1,804	1,804	1,800	0.09
VPP Intermediate Holdings, LLC	(15)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	9.88%	12/1/2027	2,201	2,193	2,190	0.12
VPP Intermediate Holdings, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	9.98%	12/1/2027	2,175	2,175	2,170	0.11
VPP Intermediate Holdings, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	9.38%	12/1/2027	12,949	2,501	2,429	0.13
VPP Intermediate Holdings, LLC	(7)(15)(16)	First Lien Revolver	S + 5.75%	9.98%	12/1/2027	223	—	(1)	—
							226,160	226,069	11.91
Diversified Telecommunication Services
Coral-US Co-Borrower LLC	(5)(6)(15)(19)	First Lien Term Loan	S + 3.25%	7.23%	1/31/2032	3,700	3,677	3,668	0.19
Guardian US Holdco LLC	(5)(8)(18)	First Lien Term Loan	S + 3.50%	7.48%	1/31/2030	5,283	5,291	5,293	0.28
Virgin Media Bristol LLC	(5)(6)(15)(19)	First Lien Term Loan	S + 3.18%	7.15%	3/31/2031	2,000	1,973	1,975	0.10
Virgin Media Bristol LLC	(5)(6)(8)(19)	First Lien Term Loan	S + 3.18%	7.12%	3/31/2031	2,877	2,847	2,841	0.15
Zacapa S.a r.l.	(5)(6)(8)(18)	First Lien Term Loan	S + 3.75%	7.73%	3/22/2029	6,839	6,841	6,857	0.36
							20,629	20,634	1.08
Electrical Equipment
Infinite Bidco LLC	(5)(8)(18)	First Lien Term Loan	S + 6.25%	10.23%	3/2/2028	246	243	242	0.01
Power Grid Holdings, Inc.	(8)(17)	First Lien Term Loan	S + 4.75%	8.73%	12/2/2030	6,154	6,107	6,085	0.32
Power Grid Holdings, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.73%	12/2/2030	4,566	4,566	4,514	0.24
TPC Engineering Holdings, Inc.	(8)(13)(16)	First Lien Term Loan	S + 5.50%	9.73%	2/16/2027	141	141	141	0.01
TPC Engineering Holdings, Inc.	(8)(16)	First Lien Term Loan	S + 5.50%	9.73%	2/16/2027	1,371	1,371	1,371	0.07
TPC Engineering Holdings, Inc.	(13)(15)(16)	First Lien Term Loan	S + 5.50%	9.73%	2/16/2027	227	226	227	0.01
TPC Engineering Holdings, Inc.	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.73%	2/16/2027	64	64	64	—
TPC Engineering Holdings, Inc.	(7)(15)(16)	First Lien Revolver	S + 5.50%	9.73%	2/16/2027	1,565	625	626	0.03
							13,343	13,270	0.69

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Electronic Equipment, Instruments and Components
AdvancedPCB Intermediate Holdings, Inc.(f/k/a AEP Passion Intermediate Holdings, Inc.)	(13)(15)(16)	First Lien Term Loan	S + 1.75%	10.48% (Incl. 4.75% PIK)	10/5/2027	$252	$252	$238	0.01%
Dwyer Instruments, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.73%	7/20/2029	230	227	227	0.01
Dwyer Instruments, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.73%	7/20/2029	21,614	21,438	21,398	1.13
Dwyer Instruments, LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	7/20/2029	16	15	15	—
Dwyer Instruments, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	7/20/2029	2,828	(12)	(28)	—
Dwyer Instruments, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.73%	7/20/2029	3,394	246	240	0.01
Excelitas Technologies Corp.	(8)(17)	First Lien Term Loan	S + 5.25%	9.38%	8/12/2029	193	191	193	0.01
Excelitas Technologies Corp.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.38%	8/12/2029	5,044	(9)	(6)	—
Phoenix 1 Buyer Corp.	(8)(17)	First Lien Term Loan	S + 4.75%	8.73%	11/20/2030	246	244	246	0.01
Wildcat Topco, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.88%	11/17/2031	18,024	17,951	17,980	0.95
Wildcat Topco, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.88%	11/17/2031	3,243	(21)	(8)	—
Wildcat Topco, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.73%	11/17/2031	3,243	87	78	—
							40,609	40,573	2.13
Energy Equipment and Services
CRCI Longhorn Holdings, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.88%	8/27/2031	18,041	17,966	18,041	0.95
CRCI Longhorn Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.88%	8/27/2031	4,544	(10)	—	—
CRCI Longhorn Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.88%	8/27/2031	3,030	(13)	—	—
DMC Holdco, LLC	(8)(16)	First Lien Term Loan	S + 4.75%	8.88%	7/13/2029	246	244	246	0.01
Integrated Power Services Holdings, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.99%	11/22/2028	15,486	15,482	15,459	0.81
Integrated Power Services Holdings, Inc.	(8)(17)	First Lien Term Loan	S + 4.75%	8.99%	11/22/2028	4,377	4,324	4,369	0.23
Integrated Power Services Holdings, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.99%	11/22/2028	5,940	5,939	5,930	0.31
Integrated Power Services Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.84%	11/22/2028	7,410	(16)	(14)	—
Integrated Power Services Holdings, Inc.	(7)(15)(17)	First Lien Revolver	S + 4.75%	8.99%	11/22/2027	544	(5)	(1)	—
Phillips & Temro Industries Inc.	(8)(16)	First Lien Term Loan	S + 5.25%	9.38%	3/12/2027	231	231	230	0.01
							44,142	44,260	2.32
Financial Services
Aprio Advisory Group, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.73%	8/1/2031	20,013	19,959	19,917	1.05
Aprio Advisory Group, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	8/1/2031	8,333	1,857	1,843	0.10
Aprio Advisory Group, LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	8/1/2031	7,989	7,970	7,952	0.42
Aprio Advisory Group, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.73%	8/1/2031	4,018	(8)	(20)	—
Aretec Group, Inc.	(5)(15)(19)	First Lien Term Loan	S + 3.50%	7.63%	8/9/2030	6,952	6,943	6,960	0.37
Ascensus Group Holdings, Inc.	(5)(6)(8)(18)	First Lien Term Loan	S + 3.00%	7.13%	8/2/2028	5,693	5,705	5,695	0.30

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Financial Services (continued)
Cerity Partners Equity Holding LLC	(8)(17)	First Lien Term Loan	S + 5.25%	9.23%	7/28/2029	$5,599	$5,581	$5,599	0.30%
Cerity Partners Equity Holding LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	7/28/2029	356	356	356	0.02
Cerity Partners Equity Holding LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	7/28/2029	5,000	333	354	0.02
Cerity Partners Equity Holding LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	7/28/2029	26,803	26,755	26,803	1.41
Cerity Partners Equity Holding LLC	(7)(15)(17)	First Lien Revolver	S + 5.25%	9.38%	7/28/2028	3,266	400	408	0.02
CFGI Holdings, LLC	(8)(17)	First Lien Term Loan	S + 4.50%	8.63%	11/2/2027	4,427	4,382	4,402	0.23
CFGI Holdings, LLC	(7)(15)(17)	First Lien Revolver	S + 4.50%	8.63%	11/2/2027	191	(2)	(1)	—
Cherry Bekaert Advisory LLC	(8)(17)	First Lien Term Loan	S + 5.25%	9.38%	6/30/2028	1,930	1,891	1,930	0.10
Cherry Bekaert Advisory LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.38%	6/30/2028	795	779	795	0.04
Cherry Bekaert Advisory LLC	(7)(15)(17)	First Lien Revolver	S + 5.25%	9.38%	6/30/2028	226	78	82	—
Contractual Buyer, LLC	(8)(17)	First Lien Term Loan	S + 5.75%	9.73%	10/10/2030	246	242	245	0.01
Focus Financial Partners, LLC	(5)(6)(15)(19)	First Lien Term Loan	S + 2.75%	6.88%	9/15/2031	7,423	7,408	7,433	0.39
Foreside Financial Group, LLC	(8)(16)	First Lien Term Loan	S + 5.25%	9.38%	9/30/2027	5,685	5,630	5,685	0.30
Foreside Financial Group, LLC	(7)(15)(16)	First Lien Revolver	S + 5.25%	9.38%	9/30/2027	712	79	85	—
Frazier & Deeter Advisory, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.48%	5/3/2032	6,610	6,583	6,610	0.35
Frazier & Deeter Advisory, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.48%	5/3/2032	2,810	(10)	—	—
Frazier & Deeter Advisory, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.48%	5/2/2031	974	(5)	—	—
GTCR Everest Borrower, LLC	(5)(6)(8)(19)	First Lien Term Loan	S + 2.75%	6.73%	9/5/2031	6,298	6,290	6,305	0.33
GTCR Everest Borrower, LLC	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.98%	6/30/2032	7,169	7,124	7,127	0.38
GTCR Everest Borrower, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	6/30/2032	3,414	(10)	(20)	—
GTCR Everest Borrower, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.98%	6/30/2032	1,366	(9)	(8)	—
Heights Buyer, LLC	(8)(16)	First Lien Term Loan	S + 5.75%	9.83%	8/25/2028	3,769	3,769	3,769	0.20
Heights Buyer, LLC	(8)(13)(16)	First Lien Term Loan	S + 5.00%	9.08%	8/25/2028	965	961	960	0.05
Heights Buyer, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	9.08%	8/25/2028	1,311	(3)	(7)	—
Heights Buyer, LLC	(15)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	9.83%	8/25/2028	617	617	617	0.03
Heights Buyer, LLC	(7)(15)(16)	First Lien Revolver	S + 5.75%	9.83%	8/25/2028	543	62	62	—
Kestra Advisor Services Holdings A, Inc.	(5)(6)(15)(19)	First Lien Term Loan	S + 3.00%	7.13%	3/22/2031	4,980	4,947	4,987	0.26
Kriv Acquisition Inc.	(8)(16)	First Lien Term Loan	S + 5.00%	8.98%	7/31/2031	4,327	4,311	4,306	0.23
Kriv Acquisition Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	7/31/2031	14,561	(2)	(70)	—
Kriv Acquisition Inc.	(7)(15)(16)	First Lien Revolver	S + 5.00%	8.98%	7/31/2031	1,920	195	176	0.01

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Financial Services (continued)
Minotaur Acquisition, Inc.	(8)(13)(16)	First Lien Term Loan	S + 5.00%	9.13%	6/3/2030	$24,110	$23,914	$23,905	1.26%
Minotaur Acquisition, Inc.	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	6/3/2030	3,937	3,904	3,903	0.21
Minotaur Acquisition, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	6/3/2030	4,071	(16)	(35)	—
Minotaur Acquisition, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	9.13%	6/3/2030	2,442	(24)	(21)	—
NAB Holdings, LLC	(5)(15)(18)	First Lien Term Loan	S + 2.50%	6.48%	11/23/2028	5,974	5,906	5,786	0.31
Neon Maple Purchaser Inc.	(5)(6)(15)(19)	First Lien Term Loan	S + 2.75%	6.88%	11/17/2031	7,464	7,446	7,473	0.39
Osaic Holdings, Inc.	(5)(6)(15)(19)	First Lien Term Loan	S + 3.00%	7.13%	7/30/2032	6,870	6,879	6,874	0.36
Osttra Group Ltd.	(5)(6)(15)(19)	First Lien Term Loan	S + 3.50%	7.48%	5/20/2032	3,196	3,193	3,216	0.17
Pathstone Family Office LLC	(8)(13)(16)	First Lien Term Loan	S + 5.00%	9.23%	5/15/2029	23,368	23,273	23,310	1.23
Pathstone Family Office LLC	(8)(16)	First Lien Term Loan	S + 5.00%	9.23%	5/15/2029	2,582	2,559	2,576	0.14
Pathstone Family Office LLC	(13)(15)(16)	First Lien Term Loan	S + 5.00%	9.23%	5/15/2029	524	520	522	0.03
Pathstone Family Office LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	9.23%	5/15/2029	5,035	(19)	(13)	—
Pathstone Family Office LLC	(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	9.23%	5/15/2029	281	279	281	0.01
Pathstone Family Office LLC	(7)(15)(16)	First Lien Revolver	S + 5.00%	9.23%	5/15/2028	2,502	(13)	(6)	—
The Chartis Group, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.48%	9/17/2031	12,565	12,514	12,502	0.66
The Chartis Group, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.48%	9/17/2031	3,875	(8)	(19)	—
The Chartis Group, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.48%	9/17/2031	1,938	(8)	(10)	—
Wealth Enhancement Group, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.48%	10/2/2028	1,673	1,639	1,669	0.09
Wealth Enhancement Group, LLC	(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.48%	10/2/2028	1,179	1,152	1,176	0.06
Wealth Enhancement Group, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.48%	10/2/2028	40,495	4,513	4,463	0.24
Wealth Enhancement Group, LLC	(7)(15)(16)	First Lien Revolver	S + 4.50%	8.48%	10/2/2028	1,073	(2)	(3)	—
							228,759	228,886	12.08
Food Products
Fiesta Purchaser, Inc.	(5)(15)(19)	First Lien Term Loan	S + 2.75%	6.88%	2/12/2031	6,704	6,722	6,699	0.35
Primary Products Finance LLC	(5)(15)(18)	First Lien Term Loan	S + 3.25%	7.23%	4/1/2029	6,419	6,407	6,278	0.33
RB Holdings Interco, LLC	(8)(16)	First Lien Term Loan	S + 5.00%	9.13%	5/4/2028	246	244	246	0.01
Sigma Holdco B.V.	(5)(6)(15)(19)	First Lien Term Loan	S + 3.75%	7.76%	1/3/2028	6,530	6,509	6,314	0.34
Sugar PPC Buyer LLC	(8)(16)	First Lien Term Loan	S + 4.75%	8.73%	10/2/2031	246	243	245	0.01
Sugar PPC Buyer LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	10/2/2031	6,795	2,020	2,002	0.11
WPP Bullet Buyer, LLC	(8)(16)	First Lien Term Loan	S + 5.25%	9.23%	12/7/2030	10,246	10,161	10,144	0.53
							32,306	31,928	1.68

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Gas Utilities
EDPO, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.88%	12/10/2029	$19,559	$19,529	$19,559	1.03%
EDPO, LLC	(8)(17)	First Lien Term Loan	S + 4.75%	8.88%	12/10/2029	4,783	4,783	4,760	0.25
EDPO, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.88%	12/10/2029	6,863	(17)	(34)	—
EDPO, LLC	(7)(15)(17)	First Lien Revolver	S + 4.75%	8.88%	12/8/2028	2,802	244	243	0.01
							24,539	24,528	1.29
Ground Transportation
AMS Parent, LLC	(5)(8)(17)	First Lien Term Loan	S + 4.75%	8.99%	10/25/2028	245	242	232	0.01
							242	232	0.01
Health Care Technology
Acentra Holdings, LLC	(8)(18)	First Lien Term Loan	S + 5.50%	9.48%	12/17/2029	1,873	1,873	1,873	0.10
Acentra Holdings, LLC	(7)(15)(18)	First Lien Revolver	S + 5.50%	9.48%	12/17/2029	94	—	—	—
Athenahealth Group Inc.	(5)(15)(18)	First Lien Term Loan	S + 2.75%	6.88%	2/15/2029	4,817	4,795	4,813	0.25
Caerus US 1 Inc.	(6)(8)(17)	First Lien Term Loan	S + 5.00%	8.98%	5/25/2029	2,573	2,573	2,573	0.14
Cotiviti, Inc.	(5)(15)(19)	First Lien Term Loan	S + 2.75%	6.88%	5/1/2031	2,705	2,710	2,662	0.14
Cotiviti, Inc.	(5)(15)(19)	First Lien Term Loan	S + 2.75%	6.88%	3/26/2032	3,701	3,671	3,641	0.19
DeLorean Purchaser, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.73%	12/16/2031	30,341	30,134	30,114	1.59
DeLorean Purchaser, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.73%	12/16/2031	4,574	(34)	(34)	—
F&M Buyer LLC	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.48%	3/18/2032	11,940	11,882	11,940	0.63
F&M Buyer LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.48%	3/18/2032	3,980	(9)	—	—
F&M Buyer LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.48%	3/18/2032	1,741	(9)	—	—
Gainwell Acquisition Corp.	(5)(8)(17)	First Lien Term Loan	S + 4.00%	8.08%	10/1/2027	1,969	1,912	1,941	0.10
Goldeneye Parent, LLC	(13)(15)(17)	First Lien Term Loan	S + 5.00%	9.13%	3/31/2032	32,049	31,973	32,049	1.69
Goldeneye Parent, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	9.13%	3/31/2032	4,652	(12)	—	—
HT Intermediary III, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.63%	11/12/2030	14,590	14,531	14,517	0.77
HT Intermediary III, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.63%	11/12/2030	1,336	38	38	—
HT Intermediary III, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.63%	11/12/2030	3,564	(8)	(18)	—
IMO Investor Holdings, Inc.	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.98%	5/11/2029	1,283	1,283	1,283	0.07
IMO Investor Holdings, Inc.	(8)(17)	First Lien Term Loan	S + 5.00%	8.85%	5/11/2029	12,248	12,246	12,248	0.65
IMO Investor Holdings, Inc.	(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.85%	5/11/2029	1,565	1,565	1,565	0.08
IMO Investor Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.85%	5/11/2028	1,479	—	—	—
Net Health Acquisition Corp.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.88%	7/3/2031	4,071	4,051	4,050	0.21
Net Health Acquisition Corp.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.88%	7/3/2031	30,376	30,253	30,224	1.59
Net Health Acquisition Corp.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.88%	7/3/2031	3,924	(16)	(20)	—
PointClickCare Technologies Inc.	(5)(6)(15)(19)	First Lien Term Loan	S + 2.75%	6.73%	11/3/2031	3,370	3,363	3,378	0.18

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Health Care Technology (continued)
Swoop Intermediate III, Inc.	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.63%	4/12/2032	$12,904	$12,873	$12,873	0.68%
Swoop Intermediate III, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.63%	4/12/2032	9,108	(11)	(22)	—
Swoop Intermediate III, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.63%	4/12/2032	3,036	(8)	(7)	—
Unlimited Technology Holdings, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.48%	3/12/2032	16,757	16,715	16,715	0.88
Unlimited Technology Holdings, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.48%	3/12/2032	2,240	(6)	(6)	—
Wisdom Purchaser, LLC	(8)(13)(18)	First Lien Term Loan	S + 4.50%	8.48%	7/24/2032	27,682	27,613	27,615	1.46
Wisdom Purchaser, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.48%	7/24/2032	2,864	(7)	(7)	—
							215,934	215,998	11.40
Healthcare Equipment and Supplies
Agiliti Health, Inc.	(5)(8)(19)	First Lien Term Loan	S + 3.00%	6.85%	5/1/2030	3,939	3,926	3,787	0.20
Alcor Scientific LLC	(8)(16)	First Lien Term Loan	S + 4.50%	8.73%	1/31/2028	215	213	215	0.01
Aspen Medical Products, LLC	(8)(16)	First Lien Term Loan	S + 4.75%	8.88%	6/10/2028	3,887	3,881	3,887	0.20
Belmont Instrument, LLC	(8)(16)	First Lien Term Loan	S + 5.25%	9.23%	8/19/2028	2,947	2,922	2,947	0.16
Blades Buyer, Inc.	(8)(16)	First Lien Term Loan	S + 5.00%	9.23%	3/28/2028	3,057	3,057	3,057	0.16
Blades Buyer, Inc.	(8)(13)(16)	First Lien Term Loan	S + 5.00%	9.23%	3/28/2028	220	219	220	0.01
Blades Buyer, Inc.	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	9.23%	3/28/2028	881	874	881	0.05
Blades Buyer, Inc.	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	9.23%	3/28/2028	1,714	1,714	1,714	0.09
Blades Buyer, Inc.	(7)(15)(16)	First Lien Revolver	S + 5.00%	9.23%	3/28/2028	155	—	—	—
CDL Parent, Inc.	(8)(16)	First Lien Term Loan	S + 5.00%	9.13%	12/7/2027	247	244	245	0.01
CDL Parent, Inc.	(8)(13)(16)	First Lien Term Loan	S + 5.00%	8.98%	12/7/2027	23,554	23,435	23,436	1.24
CDL Parent, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	12/7/2027	2,129	(5)	(11)	—
CDL Parent, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	9.13%	12/7/2027	867	687	689	0.04
CPC/Cirtec Holdings, Inc.	(8)(17)	First Lien Term Loan	S + 5.00%	9.13%	1/30/2029	4,912	4,912	4,887	0.26
CPC/Cirtec Holdings, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.00%	9.13%	1/30/2029	1,986	1,979	1,976	0.10
CPC/Cirtec Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	9.13%	10/31/2028	670	105	104	0.01
CVET Midco 2, L.P.	(5)(8)(18)	First Lien Term Loan	S + 5.00%	8.98%	10/13/2029	3,007	3,012	2,693	0.14
							51,175	50,727	2.68

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Providers and Services
AB Centers Acquisition Corporation	(8)(13)(17)	First Lien Term Loan	S + 5.25%	9.38%	7/2/2031	$16,065	$16,012	$16,007	0.84%
AB Centers Acquisition Corporation	(13)(15)(17)	First Lien Term Loan	S + 5.25%	9.38%	7/2/2031	8,199	8,147	8,170	0.43
AB Centers Acquisition Corporation	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.38%	7/2/2031	1,498	533	532	0.03
AB Centers Acquisition Corporation	(7)(13)(15)(17)	First Lien Revolver	S + 5.25%	9.38%	7/2/2031	1,463	(7)	(5)	—
ACI Group Holdings, Inc.	(8)(17)	First Lien Term Loan	S + 2.75%	10.23% (Incl. 3.25% PIK)	8/2/2028	3,506	3,506	3,372	0.18
ACI Group Holdings, Inc.	(8)(17)	First Lien Delayed Draw Term Loan	S + 2.75%	10.23% (Incl. 3.25% PIK)	8/2/2028	507	507	488	0.03
ACI Group Holdings, Inc.	(15)(17)	First Lien Delayed Draw Term Loan	S + 2.75%	10.23% (Incl. 3.25% PIK)	8/2/2028	766	761	737	0.04
ACI Group Holdings, Inc.	(7)(15)(17)	First Lien Revolver	S + 5.50%	9.73%	8/2/2027	298	156	148	0.01
Arrow Management Acquisition, LLC	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.98%	7/26/2032	13,185	13,119	13,121	0.69
Arrow Management Acquisition, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	7/26/2032	4,709	(11)	(23)	—
Arrow Management Acquisition, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.98%	7/26/2032	1,570	(8)	(8)	—
Azalea TopCo, Inc.	(5)(8)(19)	First Lien Term Loan	S + 3.00%	7.13%	4/30/2031	6,505	6,488	6,495	0.34
Cardiology Management Holdings, LLC	(8)(16)	First Lien Term Loan	S + 5.75%	9.73%	1/31/2029	103	103	102	0.01
Cardiology Management Holdings, LLC	(15)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	9.73%	1/31/2029	71	71	70	—
Cardiology Management Holdings, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	9.73%	1/31/2029	73	73	72	—
Community Medical Acquisition Corp.	(8)(16)	First Lien Term Loan	S + 4.50%	8.60%	12/15/2028	246	239	246	0.01
Crown Laundry, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.88%	5/28/2031	8,023	7,984	7,991	0.43
Crown Laundry, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.88%	5/28/2031	1,304	(3)	(5)	—
Crown Laundry, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.88%	5/28/2031	1,522	(8)	(6)	—
DCA Investment Holding LLC	(8)(17)	First Lien Term Loan	S + 6.41%	10.38%	4/3/2028	2,621	2,556	2,398	0.13
DCA Investment Holding LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 6.41%	10.38%	4/3/2028	323	316	296	0.02
DOCS, MSO, LLC	(8)(17)	First Lien Term Loan	S + 5.75%	9.98%	6/1/2028	246	240	245	0.01
ENT MSO, LLC	(8)(19)	First Lien Term Loan	S + 5.25%	9.23%	12/31/2028	16	16	15	—
ENT MSO, LLC	(8)(16)	First Lien Term Loan	S + 5.25%	9.23%	12/31/2028	93	93	92	—
ENT MSO, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	12/31/2028	50	50	49	—
ENT MSO, LLC	(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	12/31/2028	39	39	38	—
EPFS Buyer, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.73%	7/31/2031	24,159	24,038	24,043	1.27
EPFS Buyer, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	7/31/2031	4,118	(10)	(20)	—
EPFS Buyer, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.73%	7/31/2031	2,745	(14)	(13)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Providers and Services (continued)
Golden State Buyer, Inc.	(5)(8)(17)	First Lien Term Loan	S + 4.75%	8.98%	3/21/2027	$240	$240	$241	0.01%
ImageFirst Holdings, LLC	(5)(7)(15)(19)	First Lien Revolver	S + 3.25%	7.23%	3/12/2030	5,000	—	—	—
IvyRehab Intermediate II, LLC	(8)(17)	First Lien Term Loan	S + 5.00%	9.08%	4/23/2029	199	197	199	0.01
IvyRehab Intermediate II, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.08%	4/23/2029	12	12	12	—
JKC Parent, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.98%	2/13/2032	5,280	5,260	5,253	0.28
JKC Parent, Inc.	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	2/13/2032	1,828	1,814	1,818	0.10
JKC Parent, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	2/13/2032	3,965	(9)	(20)	—
JKC Parent, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.98%	2/13/2032	1,221	(6)	(6)	—
MRO Corporation	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.48%	6/9/2032	27,414	27,211	27,209	1.43
MRO Corporation	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	6/9/2032	2,384	(9)	(18)	—
MRO Corporation	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.73%	6/9/2032	2,384	(18)	(18)	—
OB Hospitalist Group, Inc.	(8)(17)	First Lien Term Loan	S + 5.25%	9.48%	9/27/2027	227	227	227	0.01
OIS Management Services, LLC	(8)(17)	First Lien Term Loan	S + 4.75%	8.73%	11/16/2028	1,710	1,710	1,689	0.09
OIS Management Services, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	11/16/2028	1,237	1,237	1,222	0.06
ONS MSO, LLC	(8)(16)	First Lien Term Loan	S + 6.25%	10.23%	7/7/2028	93	92	91	—
ONS MSO, LLC	(8)(16)	First Lien Term Loan	S + 6.25%	10.23%	7/7/2028	153	153	151	0.01
Orsini Pharmaceutical Services, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.63%	5/22/2031	16,530	16,429	16,370	0.86
Orsini Pharmaceutical Services, LLC	(7)(15)(17)	First Lien Revolver	S + 4.50%	8.63%	5/22/2030	1,152	(7)	(10)	—
Phantom Purchaser, Inc.	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.98%	9/19/2031	20,590	20,552	20,545	1.08
Phantom Purchaser, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.73%	9/19/2031	4,494	(15)	(21)	—
PhyNet Dermatology LLC	(8)(16)	First Lien Term Loan	S + 6.50%	10.48%	10/20/2029	246	243	237	0.01
Raven Acquisition Holdings, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.00%	7.13%	11/19/2031	6,036	6,008	6,041	0.32
Raven Acquisition Holdings, LLC	(5)(7)(15)(19)	First Lien Delayed Draw Term Loan	S + 3.00%	7.13%	11/19/2031	433	(2)	—	—
RxSense Holdings LLC	(8)(16)	First Lien Term Loan	S + 5.00%	8.98%	3/12/2027	14,617	14,613	14,544	0.78
RxSense Holdings LLC	(7)(13)(15)(16)	First Lien Revolver	S + 5.25%	9.23%	3/12/2027	1,856	—	(9)	—
SCP Eye Care Holdco, LLC	(15)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.73%	10/5/2029	246	245	246	0.01
Smile Doctors LLC	(8)(17)	First Lien Term Loan	S + 5.90%	9.85%	12/23/2028	2,452	2,452	2,446	0.13
Smile Doctors LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.90%	9.85%	12/23/2028	276	276	275	0.01
Smile Doctors LLC	(15)(17)	First Lien Delayed Draw Term Loan	S + 5.90%	9.85%	12/23/2028	221	218	220	0.01
Soleo Holdings, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.48%	1/30/2032	14,422	14,396	14,422	0.76
Soleo Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	1/30/2032	2,111	(2)	—	—
Soleo Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.73%	1/30/2032	2,111	(5)	—	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Providers and Services (continued)
Specialized Dental Holdings II, LLC	(8)(13)(16)	First Lien Term Loan	S + 4.75%	8.88%	11/1/2027	$270	$269	$270	0.01%
Specialized Dental Holdings II, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.88%	11/1/2027	8,977	5,701	5,753	0.31
Specialized Dental Holdings II, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 4.75%	8.88%	11/1/2027	266	(1)	—	—
SpecialtyCare, Inc.	(8)(13)(16)	First Lien Term Loan	S + 5.00%	9.13%	12/18/2029	23,189	22,901	23,075	1.22
SpecialtyCare, Inc.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	12/18/2029	4,510	(11)	(22)	—
SpecialtyCare, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 3.75%	7.84%	12/18/2029	681	51	51	—
STCH Acquisition Inc.	(8)(16)	First Lien Term Loan	S + 5.25%	9.48%	10/30/2026	2,429	2,429	2,429	0.13
STCH Acquisition Inc.	(8)(13)(16)	First Lien Term Loan	S + 5.25%	9.48%	10/30/2026	15,101	15,091	15,101	0.80
STCH Acquisition Inc.	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	9.48%	10/30/2026	271	271	271	0.01
STCH Acquisition Inc.	(7)(15)(16)	First Lien Revolver	S + 5.25%	9.48%	10/30/2026	1,547	(3)	—	—
Summit Behavioral Healthcare, LLC	(5)(8)(17)	First Lien Term Loan	S + 4.25%	8.49%	12/31/2029	3,010	3,010	2,679	0.15
TST Intermediate Holdings, LLC	(8)(13)(16)	First Lien Term Loan	S + 5.50%	9.58%	12/31/2028	122	121	120	0.01
TurningPoint Healthcare Solutions, LLC	(8)(16)	First Lien Term Loan	S + 4.75%	8.98%	7/14/2027	1,712	1,712	1,712	0.10
TurningPoint Healthcare Solutions, LLC	(7)(15)(16)	First Lien Revolver	S + 4.75%	8.98%	7/14/2027	257	256	256	0.01
United Digestive MSO Parent, LLC	(8)(16)	First Lien Term Loan	S + 5.75%	9.73%	3/30/2029	246	246	246	0.01
U.S. Endodontics Partners Holdings, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.88%	11/1/2027	2,954	2,924	2,954	0.17
Urology Management Holdings, Inc.	(8)(16)	First Lien Term Loan	S + 5.50%	9.63%	6/15/2027	141	138	141	0.01
Urology Management Holdings, Inc.	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.63%	6/15/2027	105	102	105	0.01
USHV Management, LLC	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.98%	9/8/2032	13,182	13,116	13,116	0.69
USHV Management, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	9/8/2032	4,064	(10)	(20)	—
USHV Management, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.98%	9/8/2031	2,197	(11)	(11)	—
Valeris, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.73%	9/19/2031	15,084	15,008	15,010	0.79
Vital Care Buyer, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.48%	7/30/2031	21,190	21,098	21,094	1.11
Vital Care Buyer, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.48%	7/30/2031	2,789	(12)	(13)	—
WCG Intermediate Corp.	(5)(15)(16)	First Lien Term Loan	S + 3.00%	7.13%	2/25/2032	5,779	5,726	5,745	0.30
							308,620	308,065	16.28

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Hotels, Restaurants and Leisure
Movati Athletic (Group) Inc.	(6)(8)(13)(16)	First Lien Term Loan	C + 4.75%	7.63%	5/29/2030	CAD 28,514	$20,529	$20,433	1.08%
Movati Athletic (Group) Inc.	(6)(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	C + 4.75%	7.61%	5/29/2030	CAD 3,500	(30)	(6)	—
Movati Athletic (Group) Inc.	(6)(7)(13)(15)(16)	First Lien Revolver	C + 4.75%	7.61%	5/29/2029	CAD 2,625	(29)	(5)	—
Southpaw AP Buyer, LLC	(8)(13)(16)	First Lien Term Loan	S + 5.50%	9.63%	3/2/2028	23,019	22,935	22,962	1.21
Southpaw AP Buyer, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.63%	3/2/2028	4,190	3,798	3,808	0.20
Southpaw AP Buyer, LLC	(7)(15)(16)	First Lien Revolver	S + 5.50%	9.63%	3/2/2028	2,178	480	491	0.03
							47,683	47,683	2.52
Household Products
TPC US Parent, LLC	(8)(16)	First Lien Term Loan	S + 5.75%	9.88%	2/23/2026	178	178	178	0.01
TPC US Parent, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	9.88%	2/23/2026	68	68	68	—
Wu Holdco, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.73%	4/19/2032	23,950	23,892	23,890	1.26
Wu Holdco, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	4/19/2032	5,826	(7)	(15)	—
Wu Holdco, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.75%	8.73%	4/19/2032	1,812	(5)	(5)	—
							24,126	24,116	1.27
Industrial Conglomerates
FCG Acquisitions, Inc.	(5)(8)(18)	First Lien Term Loan	S + 3.25%	7.38%	3/31/2028	7,240	7,235	7,265	0.38
Harvey Tool Company, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.88%	8/6/2032	31,393	31,210	31,167	1.64
Harvey Tool Company, LLC	(13)(15)(17)	First Lien Term Loan	E + 5.00%	6.93%	8/6/2032	EUR 4,109	4,780	4,810	0.25
Harvey Tool Company, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.88%	8/6/2032	7,936	(16)	(57)	—
Harvey Tool Company, LLC	(7)(15)(17)	First Lien Revolver	S + 4.75%	8.88%	8/6/2032	3,806	15	(27)	—
Indicor, LLC	(5)(6)(15)(18)	First Lien Term Loan	S + 2.75%	6.73%	11/22/2029	2,492	2,500	2,498	0.13
Madison Safety & Flow LLC	(5)(15)(19)	First Lien Term Loan	S + 2.75%	6.88%	9/26/2031	3,934	3,935	3,943	0.21
							49,659	49,599	2.61
Independent Power and Renewable Electricity Producers
Alpha Generation, LLC	(5)(15)(19)	First Lien Term Loan	S + 2.00%	6.13%	9/30/2031	1,985	1,985	1,985	0.10
							1,985	1,985	0.10

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Insurance
Acrisure, LLC	(5)(8)(19)	First Lien Term Loan	S + 3.00%	7.13%	11/6/2030	$6,131	$6,129	$6,128	0.32%
Acrisure, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.25%	7.38%	6/20/2032	1,332	1,333	1,333	0.07
AMBA Buyer, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.25%	9.33%	7/30/2027	2,609	2,597	2,596	0.14
AMBA Buyer, Inc.	(8)(17)	First Lien Term Loan	S + 5.25%	9.33%	7/30/2027	3,575	3,556	3,557	0.19
AMBA Buyer, Inc.	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.33%	7/30/2027	1,064	1,059	1,059	0.06
AMBA Buyer, Inc.	(7)(15)(17)	First Lien Revolver	S + 5.25%	9.33%	7/30/2027	276	(1)	(1)	—
AmeriLife Holdings LLC	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.98%	8/31/2029	15,726	15,661	15,690	0.83
AmeriLife Holdings LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	8/31/2029	14,698	13,416	13,423	0.71
AmeriLife Holdings LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	8/31/2029	3,333	(4)	(8)	—
AmeriLife Holdings LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.98%	8/31/2028	2,261	369	372	0.02
Amynta Agency Borrower Inc. (Amynta Warranty Borrower Inc.)	(5)(15)(19)	First Lien Term Loan	S + 2.75%	6.88%	12/29/2031	6,021	5,994	6,006	0.32
Ardonagh Midco 3 Limited	(5)(6)(15)(19)	First Lien Term Loan	S + 2.75%	6.60%	2/15/2031	4,975	4,954	4,961	0.26
Asurion, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.25%	7.49%	7/31/2027	7,152	7,149	7,155	0.38
The Baldwin Insurance Group Holdings, LLC	(5)(8)(19)	First Lien Term Loan	S + 2.50%	6.63%	5/26/2031	1,665	1,667	1,669	0.09
Bellwether Buyer, L.L.C.	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.63%	4/15/2032	14,638	14,606	14,601	0.77
Bellwether Buyer, L.L.C.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.63%	4/15/2032	7,624	(9)	(19)	—
Bellwether Buyer, L.L.C.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.63%	4/15/2032	3,050	755	755	0.04
Beyond Risk Parent Holdings, Inc.	(15)(17)	First Lien Term Loan	S + 4.50%	8.73%	10/8/2027	81	81	81	—
Beyond Risk Parent Holdings, Inc.	(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.73%	10/8/2027	165	164	165	0.01
Broadstreet Partners, Inc.	(5)(6)(8)(19)	First Lien Term Loan	S + 2.75%	6.88%	6/13/2031	4,842	4,841	4,852	0.26
Foundation Risk Partners, Corp.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	10/29/2030	10,736	513	537	0.03
Galway Borrower LLC	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.48%	9/29/2028	2,624	2,552	2,604	0.14
Imagine 360 LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.73%	9/30/2028	20,285	20,218	20,285	1.07
Imagine 360 LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	9/30/2028	10,122	(19)	—	—
Imagine 360 LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.73%	9/30/2028	4,326	(22)	—	—
Integrity Marketing Acquisition, LLC	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.98%	8/25/2028	4,583	4,564	4,561	0.24
Integrity Marketing Acquisition, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.98%	8/25/2028	122	(1)	(1)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Insurance (continued)
KWOR Acquisition, Inc.	(13)(15)(16)	First Lien Term Loan	S + 1.00%	10.23% (Incl. 5.25% PIK)	2/28/2030	$2,008	$2,008	$2,008	0.11%
KWOR Acquisition, Inc.	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	2/28/2030	11	11	11	—
KWOR Acquisition, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	2/28/2030	434	—	—	—
KWOR Acquisition, Inc.	(13)(15)(16)	First Lien Revolver	S + 5.25%	9.23%	2/28/2030	16	16	16	—
KWOR Acquisition, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 5.25%	9.23%	2/28/2030	326	—	—	—
Mclarens Midco Inc.	(8)(17)	First Lien Term Loan	S + 4.75%	8.88%	12/19/2027	10,050	10,033	9,999	0.53
Mclarens Midco Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.83%	12/19/2027	9,481	(21)	(47)	—
Mclarens Midco Inc.	(8)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.88%	12/19/2027	4,771	4,757	4,746	0.25
Mclarens Midco Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.88%	12/19/2027	1,896	(9)	(9)	—
Mclarens Midco Inc.	(7)(13)(15)(17)	First Lien Revolver	SON + 4.75%	8.84%	12/19/2027	GBP 499	—	(3)	—
Oakbridge Insurance Agency, LLC	(8)(17)	First Lien Term Loan	S + 5.75%	9.88%	11/1/2029	246	244	246	0.01
Oakbridge Insurance Agency, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	11/1/2029	5,166	1,405	1,424	0.08
OneDigital Borrower LLC	(5)(15)(18)	First Lien Term Loan	S + 3.00%	7.13%	7/2/2031	4,241	4,229	4,246	0.22
Pareto Health Intermediate Holdings, Inc.	(13)(15)(16)	First Lien Term Loan	S + 4.75%	8.73%	6/1/2030	8,283	8,254	8,241	0.43
Pareto Health Intermediate Holdings, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	6/1/2030	1,668	(4)	(8)	—
Pareto Health Intermediate Holdings, Inc.	(7)(15)(16)	First Lien Revolver	S + 5.00%	8.98%	6/1/2029	163	—	(1)	—
Patriot Growth Insurance Services, LLC	(8)(17)	First Lien Term Loan	S + 5.00%	9.13%	10/16/2028	20,145	20,051	20,145	1.06
Patriot Growth Insurance Services, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	10/16/2028	54	52	54	—
Riser Interco, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.73%	10/31/2029	1,799	1,799	1,799	0.09
Riser Interco, LLC	(13)(15)(17)	First Lien Term Loan	SON + 4.75%	8.72%	10/31/2029	GBP 3,024	4,008	4,066	0.21
Riser Interco, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	10/31/2029	2,984	(4)	—	—
Riser Interco, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.73%	10/31/2029	1,200	272	272	0.01
Simplicity Financial Marketing Group Holdings, Inc.	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.98%	12/31/2031	26,940	26,824	26,806	1.41
Simplicity Financial Marketing Group Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	12/31/2031	7,211	2,115	2,103	0.11
Simplicity Financial Marketing Group Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.98%	12/31/2031	3,610	(18)	(18)	—
THG Acquisition, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.88%	10/31/2031	14,732	14,673	14,732	0.78
THG Acquisition, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.88%	10/31/2031	3,299	526	535	0.03
THG Acquisition, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.88%	10/31/2031	1,650	115	123	0.01
Trucordia Insurance Holdings, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.25%	7.38%	6/17/2032	1,015	1,013	1,019	0.05

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Insurance (continued)
Unison Risk Advisors Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.63%	10/17/2031	$29,986	$29,844	$29,835	1.57%
Unison Risk Advisors Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.63%	10/17/2031	12,158	(29)	(61)	—
Unison Risk Advisors Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.63%	10/17/2030	2,857	502	500	0.03
World Insurance Associates, LLC	(8)(13)(16)	First Lien Term Loan	S + 5.00%	8.98%	4/3/2030	9,817	9,817	9,792	0.52
World Insurance Associates, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	4/3/2030	6,690	1,418	1,412	0.07
World Insurance Associates, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	8.98%	4/3/2030	700	(1)	(2)	—
							256,022	256,342	13.53
IT Services
AVSC Holding Corp.	(8)(13)(17)	First Lien Term Loan	S + 5.00%	9.13%	12/5/2031	27,672	27,425	27,672	1.46
AVSC Holding Corp.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	9.13%	12/5/2029	2,959	(30)	—	—
Cardinal Parent, Inc.	(5)(8)(17)	First Lien Term Loan	S + 4.50%	8.63%	11/12/2027	246	234	244	0.01
DT1 Midco Corp	(8)(13)(17)	First Lien Term Loan	S + 5.00%	9.13%	12/30/2031	14,239	14,178	14,168	0.75
DT1 Midco Corp	(13)(15)(17)	First Lien Term Loan	S + 5.00%	9.13%	12/30/2031	1,864	1,855	1,854	0.10
DT1 Midco Corp	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	12/30/2031	6,228	29	13	—
DT1 Midco Corp	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	12/30/2031	5,001	4,965	4,976	0.26
DT1 Midco Corp	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	9.13%	12/30/2030	2,940	(13)	—	—
Marco Technologies, LLC	(8)(16)	First Lien Term Loan	S + 5.25%	9.38%	11/24/2026	250	248	250	0.01
NTI Connect, LLC	(8)(16)	First Lien Term Loan	S + 4.75%	8.88%	7/31/2027	144	143	144	0.01
NTI Connect, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.88%	7/31/2027	27	27	27	—
OEConnection LLC	(13)(15)(17)	First Lien Term Loan	S + 5.25%	9.38%	4/22/2031	25,417	25,375	25,501	1.34
OEConnection LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.38%	4/22/2031	4,435	4,401	4,450	0.23
OEConnection LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.38%	4/22/2031	4,526	—	15	—
OEConnection LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.25%	9.38%	4/22/2031	2,793	(7)	—	—
Ridge Trail US Bidco, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.35%	9/30/2031	19,839	19,708	19,690	1.04
Ridge Trail US Bidco, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.35%	9/30/2031	6,893	(15)	(52)	—
Ridge Trail US Bidco, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.35%	3/31/2031	2,298	595	603	0.03
Safety Borrower Holdings LLC	(8)(16)	First Lien Term Loan	S + 4.75%	8.88%	9/1/2027	246	244	245	0.01
Saturn Borrower Inc	(13)(15)(16)	First Lien Term Loan	S + 6.00%	9.98%	11/13/2028	7,781	7,736	7,762	0.41
Saturn Borrower Inc	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 6.00%	9.98%	11/13/2028	2,844	(9)	(7)	—
Saturn Borrower Inc	(7)(13)(15)(16)	First Lien Revolver	S + 6.00%	10.13%	11/13/2028	1,280	298	304	0.02
Spirit RR Holdings, Inc.	(8)(17)	First Lien Term Loan	S + 4.50%	8.58%	9/13/2028	5,897	5,897	5,867	0.31
Spirit RR Holdings, Inc.	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.58%	9/13/2028	73	73	73	—
Spirit RR Holdings, Inc.	(7)(15)(17)	First Lien Revolver	S + 4.50%	8.58%	9/13/2028	497	—	(2)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
IT Services (continued)
Trunk Acquisition, Inc.	(13)(15)(16)	First Lien Term Loan	S + 6.00%	10.13%	2/19/2030	$3,829	$3,819	$3,829	0.20%
Trunk Acquisition, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 6.00%	10.13%	2/19/2030	3,671	3,100	3,123	0.16
Trunk Acquisition, Inc.	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 6.00%	10.13%	2/19/2030	8	8	8	—
							120,284	120,757	6.35
Life Sciences Tools & Services
Emmes Blocker, Inc.	(8)(17)	First Lien Term Loan	S + 2.75%	10.13% (Incl. 3.25% PIK)	7/7/2028	150	150	150	0.01
Emmes Blocker, Inc.	(15)(17)	First Lien Delayed Draw Term Loan	S + 2.75%	10.13% (Incl. 3.25% PIK)	7/7/2028	100	100	100	0.01
KWOL Acquisition, Inc.	(8)(17)	First Lien Term Loan	S + 4.75%	8.73%	12/12/2029	246	243	245	0.01
KWOL Acquisition, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	12/12/2029	17,930	(44)	(88)	—
KWOL Acquisition, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.73%	12/12/2029	2,109	(10)	(10)	—
LSCS Holdings, Inc.	(5)(15)(19)	First Lien Term Loan	S + 4.50%	8.48%	3/4/2032	1,493	1,485	1,473	0.08
Parexel International, Inc.	(5)(8)(18)	First Lien Term Loan	S + 2.50%	6.63%	11/15/2028	4,818	4,829	4,828	0.25
Sotera Health Holdings, LLC	(5)(6)(8)(19)	First Lien Term Loan	S + 2.50%	6.63%	5/30/2031	3,935	3,926	3,945	0.21
							10,679	10,643	0.57
Machinery
Arch Cutting Tools Corp.	(8)(19)	First Lien Term Loan	S + 4.75%	8.88%	4/1/2026	245	244	238	0.01
CD&R Hydra Buyer, Inc.	(5)(8)(19)	First Lien Term Loan	S + 4.00%	8.23%	3/25/2031	4,950	4,967	4,924	0.26
Clyde Industries US Holdco, Inc.	(8)(16)	First Lien Term Loan	S + 5.00%	9.13%	12/18/2026	187	187	187	0.01
Dynatect Group Holdings, Inc.	(8)(16)	First Lien Term Loan	S + 4.50%	8.58%	9/30/2026	1,670	1,670	1,670	0.09
Dynatect Group Holdings, Inc.	(7)(15)(16)	First Lien Revolver	S + 4.50%	8.58%	6/30/2026	GBP 1,236	—	—	—
Flow Control Solutions, Inc.	(8)(17)	First Lien Term Loan	S + 5.00%	8.98%	3/29/2029	179	179	179	0.01
Flow Control Solutions, Inc.	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	3/29/2029	67	67	67	—
Flow Control Solutions, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	3/29/2029	7,896	1,869	1,891	0.10
Flow Control Solutions, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.98%	3/29/2029	1,411	312	322	0.02
Madison IAQ LLC	(5)(15)(18)	First Lien Term Loan	S + 3.25%	7.10%	5/6/2032	5,288	5,232	5,320	0.28
Merlin Buyer, Inc.	(5)(8)(18)	First Lien Term Loan	S + 4.75%	8.73%	12/14/2028	10,118	10,044	10,110	0.53
Merlin Buyer, Inc.	(5)(7)(15)(19)	First Lien Revolver	S + 3.75%	7.73%	12/14/2026	598	(6)	—	—
Process Insights Acquisition, Inc.	(8)(16)	First Lien Term Loan	S + 6.25%	10.23%	7/18/2029	246	244	227	0.01
RFI Buyer, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.58%	8/5/2030	10,405	10,353	10,354	0.55
RFI Buyer, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.58%	8/5/2030	7,803	(19)	(38)	—
RFI Buyer, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.58%	8/5/2030	1,801	(9)	(9)	—
SPX Flow, Inc.	(5)(15)(18)	First Lien Term Loan	S + 2.75%	6.88%	4/5/2029	4,628	4,636	4,655	0.25
WCI-Cedar Purchaser, LLC	(8)(16)	First Lien Term Loan	S + 4.50%	8.74%	12/31/2027	246	246	246	0.01
							40,216	40,343	2.13

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Media
Arches Buyer Inc.	(5)(8)(18)	First Lien Term Loan	S + 3.25%	7.48%	12/6/2027	$2,953	$2,903	$2,962	0.16%
Creative Artists Agency, LLC	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.63%	10/1/2031	3,487	3,484	3,497	0.18
Imagine Learning LLC	(5)(15)(18)	First Lien Term Loan	S + 3.50%	7.63%	12/21/2029	1,168	1,143	1,015	0.05
Klick, Inc.	(6)(8)(16)	First Lien Term Loan	S + 4.50%	8.63%	3/31/2028	2,147	2,147	2,147	0.11
Klick, Inc.	(6)(13)(15)(16)	First Lien Term Loan	S + 4.50%	8.63%	3/31/2028	197	197	197	0.01
Klick, Inc.	(6)(7)(15)(16)	First Lien Revolver	S + 4.50%	8.63%	3/31/2028	813	—	—	—
MH Sub I, LLC	(5)(8)(18)	First Lien Term Loan	S + 4.25%	8.23%	5/3/2028	2,940	2,937	2,835	0.15
MH Sub I, LLC	(5)(8)(18)	First Lien Term Loan	S + 4.25%	8.38%	12/31/2031	1,990	1,961	1,836	0.10
Planet US Buyer LLC	(5)(15)(19)	First Lien Term Loan	S + 3.00%	6.98%	2/7/2031	6,157	6,157	6,197	0.33
Red Ventures, LLC (New Imagitas, Inc.)	(5)(8)(19)	First Lien Term Loan	S + 2.75%	6.88%	3/4/2030	1,653	1,654	1,562	0.08
United Talent Agency, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.50%	7.63%	6/10/2032	3,000	3,013	3,023	0.16
							25,596	25,271	1.33
Oil, Gas and Consumable Fuels
AMSPEC Parent, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.50%	7.48%	12/22/2031	519	521	522	0.03
AMSPEC Parent, LLC	(5)(7)(15)(19)	First Lien Delayed Draw Term Loan	S + 3.50%	7.48%	12/22/2031	80	32	32	—
Brazos Delaware II, LLC	(5)(8)(18)	First Lien Term Loan	S + 2.50%	6.63%	2/11/2030	1,975	1,977	1,978	0.10
CPPIB OVM Member U.S. LLC	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.48%	8/20/2031	3,109	3,109	3,119	0.16
Epic Crude Services, LP	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.63%	10/15/2031	2,310	2,301	2,315	0.12
Valicor PPC Intermediate II LLC	(8)(13)(16)	First Lien Term Loan	S + 5.00%	9.13%	7/24/2028	1,774	1,770	1,760	0.09
Valicor PPC Intermediate II LLC	(8)(16)	First Lien Term Loan	S + 5.00%	9.13%	7/24/2028	204	202	202	0.01
Valicor PPC Intermediate II LLC	(13)(15)(16)	First Lien Term Loan	S + 5.00%	9.13%	7/24/2028	5,660	5,658	5,614	0.30
Valicor PPC Intermediate II LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	7/24/2028	42	42	42	—
Valicor PPC Intermediate II LLC	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	9.13%	1/24/2028	1,128	134	128	0.01
							15,746	15,712	0.82

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Pharmaceuticals
ACP Tara Holdings, Inc.	(5)(15)(19)	First Lien Term Loan	S + 3.25%	7.23%	9/17/2032	$5,000	$4,988	$5,013	0.26%
Amneal Pharmaceuticals LLC	(5)(6)(15)(18)	First Lien Term Loan	S + 3.50%	7.63%	8/1/2032	1,509	1,510	1,511	0.08
Bridges Consumer Healthcare Intermediate LLC	(13)(15)(16)	First Lien Term Loan	S + 5.25%	9.23%	12/22/2031	14,018	13,956	14,018	0.74
Bridges Consumer Healthcare Intermediate LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	9.10%	12/22/2031	6,676	5,322	5,337	0.28
Bridges Consumer Healthcare Intermediate LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	12/22/2031	5,000	(12)	—	—
Bridges Consumer Healthcare Intermediate LLC	(7)(13)(15)(16)	First Lien Revolver	S + 5.25%	9.23%	12/22/2031	2,682	(13)	—	—
Creek Parent, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.00%	9.13%	12/18/2031	871	865	871	0.05
Creek Parent, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	9.13%	12/18/2031	125	(1)	—	—
Curium BidCo S.a r.l.	(5)(15)(19)	First Lien Term Loan	S + 3.00%	6.98%	8/4/2031	3,990	3,962	3,997	0.21
Exactcare Parent, Inc.	(8)(16)	First Lien Term Loan	S + 5.50%	9.48%	11/5/2029	246	243	246	0.01
Puma Buyer, LLC	(8)(13)(18)	First Lien Term Loan	S + 4.25%	8.23%	3/29/2032	18,944	18,873	18,944	1.00
Puma Buyer, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.25%	8.23%	3/29/2032	3,063	(11)	—	—
							49,682	49,937	2.63
Personal Care Products
Opal Bidco SAS	(5)(6)(15)(19)	First Lien Term Loan	S + 3.25%	7.23%	4/28/2032	3,500	3,507	3,514	0.19
							3,507	3,514	0.19
Professional Services
ABC Legal Holdings, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.63%	8/13/2032	9,182	9,136	9,138	0.48
ABC Legal Holdings, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.63%	8/13/2032	2,748	(7)	(13)	—
ABC Legal Holdings, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.63%	8/13/2032	1,786	(9)	(9)	—
Access CIG, LLC	(5)(15)(18)	First Lien Term Loan	S + 4.00%	8.13%	8/19/2030	6,219	6,207	6,245	0.33
Analytic Partners, LP	(8)(17)	First Lien Term Loan	S + 4.50%	8.63%	4/4/2030	246	243	246	0.01
Analytic Partners, LP	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.48%	4/4/2030	7,358	7,346	7,358	0.39
Analytic Partners, LP	(7)(13)(15)(19)	First Lien Revolver	S + 4.50%	8.63%	4/4/2030	1,002	(4)	—	—
Applied Technical Services, LLC	(8)(13)(17)	First Lien Term Loan	S + 5.25%	9.23%	4/8/2031	22,316	22,216	22,316	1.18
Applied Technical Services, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	4/8/2031	2,257	619	631	0.03
Applied Technical Services, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.25%	9.23%	4/8/2031	2,259	351	361	0.02

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Professional Services (continued)
Carr, Riggs & Ingram Capital, L.L.C.	(8)(13)(18)	First Lien Term Loan	S + 4.25%	8.23%	11/18/2031	$17,164	$17,085	$17,164	0.90%
Carr, Riggs & Ingram Capital, L.L.C.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.25%	8.23%	11/18/2031	8,741	1,825	1,846	0.10
Carr, Riggs & Ingram Capital, L.L.C.	(7)(13)(15)(18)	First Lien Revolver	S + 4.25%	8.23%	11/18/2031	4,000	(20)	—	—
Citrin Cooperman Advisors LLC	(5)(15)(19)	First Lien Term Loan	S + 3.00%	6.98%	4/1/2032	3,992	3,995	3,981	0.21
Citrin Cooperman Advisors LLC	(5)(7)(15)(19)	First Lien Delayed Draw Term Loan	S + 3.00%	6.98%	4/1/2032	258	—	(1)	—
Clinical Education Alliance, LLC	(8)(16)	First Lien Term Loan	S + 5.50%	9.63%	12/21/2026	72	71	72	—
Clinical Education Alliance, LLC	(8)(16)	First Lien Term Loan	S + 5.00%	9.13%	12/21/2026	174	171	174	0.01
DISA Holdings Corp.	(8)(17)	First Lien Term Loan	S + 5.00%	9.13%	9/9/2028	194	194	192	0.01
DISA Holdings Corp.	(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	9/9/2028	52	52	52	—
Foreigner Bidco Inc.	(8)(16)	First Lien Term Loan	S + 5.50%	9.73%	4/19/2028	225	225	225	0.01
Foreigner Bidco Inc.	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.73%	4/19/2028	25	25	25	—
Grant Thornton Advisors LLC	(5)(6)(8)(19)	First Lien Term Loan	S + 2.50%	6.63%	6/2/2031	4,506	4,512	4,484	0.24
Grant Thornton Advisors LLC	(5)(6)(15)(19)	First Lien Term Loan	S + 3.00%	7.13%	6/2/2031	2,412	2,383	2,411	0.13
HSI Halo Acquisition, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.00%	9.13%	6/30/2031	8,155	8,139	8,155	0.43
HSI Halo Acquisition, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	6/30/2031	1,465	730	732	0.04
HSI Halo Acquisition, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	9.13%	6/28/2030	978	(2)	—	—
IG Investments Holdings, LLC	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.98%	9/22/2028	10,355	10,315	10,355	0.55
IG Investments Holdings, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.98%	9/22/2028	1,172	(9)	—	—
Iris Buyer LLC	(8)(16)	First Lien Term Loan	S + 5.25%	9.23%	10/2/2030	246	242	246	0.01
Marina Acquisition, Inc.	(8)(13)(16)	First Lien Term Loan	S + 5.00%	8.98%	7/1/2030	9,941	9,857	9,717	0.51
Marina Acquisition, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	8.98%	7/1/2030	1,434	362	341	0.02
MHE Intermediate Holdings, LLC	(8)(16)	First Lien Term Loan	S + 6.00%	10.13%	7/21/2027	407	405	405	0.02
MHE Intermediate Holdings, LLC	(8)(16)	First Lien Term Loan	S + 6.25%	10.38%	7/21/2027	33	33	32	—
MHE Intermediate Holdings, LLC	(8)(16)	First Lien Term Loan	S + 6.50%	10.63%	7/21/2027	29	29	29	—
MHE Intermediate Holdings, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 6.00%	10.13%	7/21/2027	170	170	170	0.01
MHE Intermediate Holdings, LLC	(7)(15)(16)	First Lien Revolver	S + 6.00%	10.13%	7/21/2027	60	24	24	—
Monarch Buyer, Inc.	(13)(15)(18)	First Lien Term Loan	S + 4.75%	8.88%	6/2/2032	9,845	9,796	9,795	0.52
Monarch Buyer, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.88%	6/2/2032	4,102	(10)	(21)	—
Monarch Buyer, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.88%	6/2/2032	1,846	(9)	(9)	—
OMNIA Partners, LLC	(5)(8)(19)	First Lien Term Loan	S + 2.50%	6.48%	7/25/2030	4,455	4,474	4,462	0.24
Propio LS, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.73%	5/10/2030	19,418	19,257	19,272	1.02
Propio LS, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.73%	5/10/2030	533	(3)	(4)	—
Ruppert Landscape, LLC	(8)(17)	First Lien Term Loan	S + 5.00%	8.98%	12/3/2029	11,750	11,741	11,696	0.62
Ruppert Landscape, LLC	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.98%	12/3/2029	7,088	7,054	7,055	0.37
Ruppert Landscape, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	12/3/2029	4,799	4,758	4,777	0.25
Ruppert Landscape, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	12/3/2029	18,303	6,337	6,346	0.33
Ruppert Landscape, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.98%	12/3/2029	2,961	803	801	0.04

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Professional Services (continued)
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.63%	7/31/2031	$7,206	$7,192	$7,205	0.38%
Skopima Consilio Parent LLC	(5)(8)(18)	First Lien Term Loan	S + 3.75%	7.88%	5/12/2028	5,935	5,918	5,057	0.27
TRC Companies LLC	(5)(8)(19)	First Lien Term Loan	S + 3.00%	7.13%	12/8/2028	5,596	5,594	5,611	0.30
USRP Holdings, Inc.	(8)(17)	First Lien Term Loan	S + 5.00%	9.13%	12/31/2029	4,315	4,315	4,315	0.23
USRP Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	12/31/2029	17,850	7,853	7,905	0.42
USRP Holdings, Inc.	(7)(15)(17)	First Lien Revolver	S + 5.00%	9.13%	12/31/2029	2,290	(8)	—	—
Vensure Employer Services, Inc.	(8)(13)(18)	First Lien Term Loan	S + 5.00%	8.98%	9/27/2031	10,437	10,400	10,390	0.55
Vensure Employer Services, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	9/27/2031	738	(4)	(3)	—
VT Topco, Inc.	(5)(15)(18)	First Lien Term Loan	S + 3.00%	7.13%	8/9/2030	7,144	7,138	6,937	0.37
YA Intermediate Holdings II, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.60%	10/1/2031	10,756	10,710	10,756	0.57
YA Intermediate Holdings II, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.60%	10/1/2031	4,512	467	477	0.03
YA Intermediate Holdings II, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.60%	10/1/2031	2,168	189	199	0.01
							230,873	230,123	12.16
Real Estate Management and Development
Sako and Partners Lower Holdings LLC	(8)(13)(16)	First Lien Term Loan	S + 4.50%	8.48%	9/15/2028	6,347	6,316	6,317	0.34
Sako and Partners Lower Holdings LLC	(8)(16)	First Lien Term Loan	S + 4.50%	8.48%	9/15/2028	5,803	5,795	5,775	0.30
Sako and Partners Lower Holdings LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.48%	9/15/2028	887	887	883	0.05
Sako and Partners Lower Holdings LLC	(7)(15)(16)	First Lien Revolver	S + 4.75%	8.73%	9/15/2028	1,922	(7)	(9)	—
							12,991	12,966	0.69
Software
365 Retail Markets, LLC	(8)(16)	First Lien Term Loan	S + 4.50%	8.48%	12/23/2028	136	136	136	0.01
365 Retail Markets, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.48%	12/23/2028	109	109	109	0.01
Adelaide Borrower, LLC	(13)(15)(17)	First Lien Term Loan	S + 3.38%	10.73% (Incl. 3.38% PIK)	5/8/2030	7,453	7,332	7,397	0.39
Adelaide Borrower, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 6.25%	10.23%	5/8/2030	1,670	(13)	(13)	—
Adelaide Borrower, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 6.25%	10.23%	5/8/2030	1,040	(18)	(8)	—
Ahead DB Holdings, LLC	(5)(15)(17)	First Lien Term Loan	S + 2.75%	6.73%	2/1/2031	6,270	6,244	6,286	0.33
Artifact Bidco, Inc.	(8)(13)(18)	First Lien Term Loan	S + 4.25%	8.23%	7/28/2031	6,709	6,652	6,709	0.35
Artifact Bidco, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.25%	8.23%	7/28/2031	1,642	(7)	—	—
Artifact Bidco, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.25%	8.23%	7/26/2030	1,173	(9)	—	—
Atlas US Finco, Inc.	(6)(13)(15)(16)	First Lien Term Loan	S + 5.00%	8.98%	12/10/2029	18,996	18,979	18,948	1.00
Atlas US Finco, Inc.	(6)(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	8.98%	12/9/2028	1,995	(5)	(5)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
Banker's Toolbox, Inc.	(8)(17)	First Lien Term Loan	S + 4.50%	8.63%	7/27/2027	$16,097	$16,000	$16,057	0.85%
Banker's Toolbox, Inc.	(7)(15)(17)	First Lien Revolver	S + 4.50%	8.63%	7/27/2027	637	(3)	(2)	—
BlueCat Networks (USA) Inc.	(6)(8)(17)	First Lien Term Loan	S + 5.00%	9.98% (Incl. 1.00% PIK)	8/8/2028	183	184	183	0.01
BlueCat Networks (USA) Inc.	(6)(8)(13)(17)	First Lien Term Loan	S + 5.00%	9.98% (Incl. 1.00% PIK)	8/8/2028	5,179	5,150	5,179	0.27
BlueCat Networks (USA) Inc.	(6)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.98% (Incl. 1.00% PIK)	8/8/2028	24	24	24	—
BlueCat Networks (USA) Inc.	(6)(8)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.98% (Incl. 1.00% PIK)	8/8/2028	34	34	34	—
Boxer Parent Company Inc.	(5)(15)(19)	First Lien Term Loan	S + 3.00%	6.98%	7/30/2031	7,466	7,454	7,463	0.39
Camelot U.S. Acquisition LLC	(5)(6)(15)(19)	First Lien Term Loan	S + 2.75%	6.88%	1/31/2031	5,260	5,260	5,234	0.28
Central Parent LLC	(5)(8)(19)	First Lien Term Loan	S + 3.25%	7.23%	7/6/2029	4,950	4,942	4,294	0.23
Concord Global Acquisition, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.48%	12/29/2031	10,522	10,475	10,522	0.55
Concord Global Acquisition, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.48%	12/29/2031	4,575	1,082	1,098	0.06
Concord Global Acquisition, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.73%	12/29/2031	1,830	(9)	—	—
ConnectWise, LLC	(5)(6)(15)(18)	First Lien Term Loan	S + 3.50%	7.74%	9/29/2028	6,926	6,916	6,947	0.37
DT Intermediate Holdco, Inc.	(13)(15)(17)	First Lien Term Loan	S + 2.75%	9.98% (Incl. 3.25% PIK)	2/24/2028	4,027	4,022	4,027	0.21
DT Intermediate Holdco, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.50%	9.48%	2/24/2028	14,790	(26)	—	—
e-Discovery AcquireCo, LLC	(8)(16)	First Lien Term Loan	S + 6.00%	9.98%	8/29/2029	250	249	250	0.01
e-Discovery AcquireCo, LLC	(8)(13)(16)	First Lien Term Loan	S + 5.25%	9.23%	8/29/2029	1,533	1,530	1,510	0.08
Eagan Parent, Inc.	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.48%	9/8/2032	19,217	19,169	19,169	1.01
Eagan Parent, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.48%	9/8/2032	4,804	(6)	(12)	—
Eagan Parent, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.48%	9/8/2032	2,562	(13)	(6)	—
Eclipse Buyer, Inc.	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.63%	9/8/2031	15,724	15,664	15,724	0.83
Eclipse Buyer, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.63%	9/8/2031	2,665	(6)	—	—
Eclipse Buyer, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.63%	9/8/2031	1,352	(6)	—	—
Emburse, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.25%	8.23%	5/28/2032	25,421	25,358	25,360	1.34
Emburse, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.25%	8.23%	5/28/2032	4,539	(5)	(11)	—
Emburse, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.25%	8.23%	5/28/2032	4,539	(11)	(11)	—
Empyrean Solutions, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.48%	11/26/2031	2,765	2,753	2,765	0.15
Empyrean Solutions, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.48%	11/26/2031	1,106	(2)	—	—
Empyrean Solutions, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.48%	11/26/2031	415	(2)	—	—
Enverus Holdings, Inc.	(8)(17)	First Lien Term Loan	S + 5.50%	9.63%	12/24/2029	2,365	2,339	2,365	0.12
Enverus Holdings, Inc.	(7)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.50%	9.63%	12/24/2029	31	—	—	—
Enverus Holdings, Inc.	(7)(15)(17)	First Lien Revolver	S + 5.50%	9.63%	12/24/2029	174	6	7	—
ESG Investments, Inc.	(8)(13)(16)	First Lien Term Loan	S + 4.50%	8.63%	3/11/2028	1,894	1,894	1,894	0.10
ESG Investments, Inc.	(8)(16)	First Lien Term Loan	S + 4.50%	8.63%	3/11/2028	139	137	139	0.01
ESG Investments, Inc.	(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.63%	3/11/2028	17	17	17	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
Genesys Cloud Services Holdings I, LLC	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.63%	1/30/2032	$4,518	$4,514	$4,495	0.24%
Fourth Enterprises, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.63%	3/21/2031	25,011	24,894	24,886	1.31
Fourth Enterprises, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.63%	3/21/2031	4,851	(22)	(24)	—
Fourth Enterprises, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.63%	3/21/2031	2,238	392	392	0.02
Higher Logic, LLC	(8)(13)(17)	First Lien Term Loan	S + 5.25%	9.23%	1/10/2029	9,067	9,030	9,067	0.48
Higher Logic, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.25%	9.23%	1/10/2029	759	(4)	—	—
Hyphen Solutions, LLC	(8)(13)(16)	First Lien Term Loan	S + 4.50%	8.63%	8/6/2032	9,475	9,452	9,453	0.50
Hyphen Solutions, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.63%	8/6/2032	1,755	(2)	(4)	—
Hyphen Solutions, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 4.50%	8.63%	8/6/2032	1,053	(3)	(3)	—
Inhabitiq Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.63%	1/12/2032	17,530	17,497	17,530	0.92
Inhabitiq Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.63%	1/12/2032	4,882	(5)	—	—
Inhabitiq Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.63%	1/12/2032	3,051	(8)	—	—
Innovative Systems L.L.C.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.73%	8/20/2032	1,357	1,350	1,350	0.07
Innovative Systems L.L.C.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	8/20/2032	581	(1)	(3)	—
Innovative Systems L.L.C.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.73%	8/20/2032	194	(1)	(1)	—
Javelin Buyer, Inc.	(5)(7)(15)(19)	First Lien Revolver	S + 2.75%	6.73%	12/6/2029	1,304	—	—	—
Kaseya Inc.	(5)(7)(15)(19)	First Lien Revolver	S + 3.25%	7.23%	3/20/2030	1,522	(8)	—	—
Kipu Buyer, LLC	(8)(19)	First Lien Term Loan	S + 4.25%	8.23%	1/27/2027	1,979	1,964	1,979	0.10
Kipu Buyer, LLC	(7)(15)(19)	First Lien Revolver	S + 4.25%	8.23%	1/27/2026	365	(1)	—	—
KPA Parent Holdings, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.88%	3/12/2032	16,595	16,514	16,595	0.87
KPA Parent Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.88%	3/12/2032	2,371	(6)	—	—
KPA Parent Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.88%	3/12/2032	1,659	(8)	—	—
Litera Bidco LLC	(8)(13)(16)	First Lien Term Loan	S + 5.00%	9.13%	5/1/2028	5,162	5,158	5,149	0.27
Litera Bidco LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	5/1/2028	2,830	1,863	1,860	0.10
Litera Bidco LLC	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	9.13%	5/1/2028	434	64	63	—
McAfee Corp.	(5)(8)(18)	First Lien Term Loan	S + 3.00%	7.13%	3/1/2029	5,224	5,217	5,005	0.27
Montana Buyer Inc.	(8)(17)	First Lien Term Loan	S + 4.75%	8.88%	7/22/2029	25,168	25,168	25,168	1.33
Montana Buyer Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.88%	7/22/2028	2,352	(1)	—	—
MRI Software LLC	(8)(16)	First Lien Term Loan	S + 4.75%	8.73%	2/10/2027	665	663	664	0.04
MRI Software LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	2/10/2027	1,296	1,292	1,294	0.07
Nasuni Corporation	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.85%	9/10/2030	6,250	6,210	6,209	0.33
Nasuni Corporation	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.85%	9/10/2030	1,302	(8)	(9)	—
Navex Topco, Inc.	(8)(17)	First Lien Term Loan	S + 5.25%	9.38%	11/8/2030	7,388	7,318	7,388	0.39
North Star Acquisitionco, LLC	(8)(16)	First Lien Term Loan	S + 4.50%	8.48%	5/3/2029	4,064	4,064	4,064	0.21
North Star Acquisitionco, LLC	(8)(13)(16)	First Lien Term Loan	S + 4.50%	8.48%	5/3/2029	2,367	2,358	2,367	0.12
North Star Acquisitionco, LLC	(8)(13)(16)	First Lien Term Loan	C + 4.50%	7.06%	5/3/2029	CAD 9,064	6,552	6,511	0.34
North Star Acquisitionco, LLC	(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.48%	5/3/2029	371	371	371	0.02
North Star Acquisitionco, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.48%	5/3/2029	1,713	1,640	1,643	0.09
North Star Acquisitionco, LLC	(7)(15)(16)	First Lien Revolver	S + 4.50%	8.48%	5/3/2029	2,275	849	858	0.05
OLO Parent, Inc.	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.48%	9/13/2032	27,961	27,891	27,891	1.48
OLO Parent, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.48%	9/13/2032	2,663	(7)	(7)	—
Onit, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.48%	1/27/2032	6,022	6,007	6,007	0.32

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
Onit, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.73%	1/27/2032	$18,947	$18,866	$18,947	1.00%
Onit, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	1/27/2032	8,359	(19)	—	—
Onit, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.73%	1/27/2032	2,786	(14)	—	—
Pegasus Transtech Holding, LLC	(13)(15)(16)	First Lien Term Loan	S + 6.00%	10.13%	11/17/2026	10	10	10	—
Pegasus Transtech Holding, LLC	(8)(16)	First Lien Term Loan	S + 6.00%	10.13%	11/17/2026	244	244	244	0.01
Perforce Software, Inc.	(8)(13)(19)	First Lien Term Loan	S + 4.75%	8.88%	7/2/2029	2,955	2,901	2,728	0.14
Prism Parent Co. Inc.	(8)(13)(17)	First Lien Term Loan	S + 5.00%	9.13%	9/19/2028	3,921	3,921	3,882	0.20
Prism Parent Co. Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.13%	9/19/2028	402	160	157	0.01
Proofpoint, Inc.	(5)(15)(18)	First Lien Term Loan	S + 3.00%	7.13%	8/31/2028	2,042	2,041	2,052	0.11
QBS Parent, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.48%	6/3/2032	4,750	4,739	4,750	0.25
QBS Parent, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.48%	6/3/2032	450	3	—	—
Rally Buyer, Inc.	(13)(15)(17)	First Lien Term Loan	S + 2.75%	10.23% (Incl. 3.50% PIK)	7/19/2029	179	179	161	0.01
Rally Buyer, Inc.	(15)(17)	First Lien Delayed Draw Term Loan	S + 2.75%	10.23% (Incl. 3.50% PIK)	7/19/2029	15	15	14	—
Renaissance Holding Corp	(5)(15)(18)	First Lien Term Loan	S + 4.00%	8.13%	4/5/2030	4,950	4,941	4,303	0.23
Routeware, Inc.	(13)(15)(16)	First Lien Term Loan	S + 5.25%	9.23%	9/18/2031	6,364	6,337	6,364	0.34
Routeware, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	9.23%	9/18/2031	2,955	175	182	0.01
Routeware, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 5.25%	9.38%	9/18/2031	682	133	136	0.01
Spartan Bidco Pty Ltd	(6)(8)(17)	First Lien Term Loan	S + 6.50%	10.63%	1/24/2028	270	264	269	0.01
Spartan Bidco Pty Ltd	(6)(13)(15)(17)	First Lien Term Loan	S + 6.50%	10.63%	1/24/2028	9,280	9,238	9,233	0.49
Spartan Bidco Pty Ltd	(6)(7)(13)(15)(17)	First Lien Revolver	S + 6.50%	10.63%	1/24/2028	769	(7)	(4)	—
Thunder Purchaser, Inc.	(8)(13)(16)	First Lien Term Loan	S + 5.25%	9.38%	6/30/2028	4,385	4,368	4,385	0.23
Thunder Purchaser, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	9.38%	6/30/2028	9,873	7,371	7,391	0.39
TriMech Acquisition Corp.	(8)(13)(16)	First Lien Term Loan	S + 4.75%	8.73%	3/10/2028	2,151	2,142	2,141	0.11
TriMech Acquisition Corp.	(8)(16)	First Lien Term Loan	S + 4.75%	8.73%	3/10/2028	1,808	1,808	1,799	0.09
TriMech Acquisition Corp.	(13)(15)(16)	First Lien Term Loan	S + 4.75%	8.73%	3/10/2028	4,056	4,056	4,035	0.21
TriMech Acquisition Corp.	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	3/10/2028	10,897	10,856	10,843	0.57
TriMech Acquisition Corp.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	SON + 4.75%	8.72%	3/10/2028	GBP 2,349	1,223	1,205	0.07
TriMech Acquisition Corp.	(7)(15)(16)	First Lien Revolver	S + 4.75%	8.73%	3/10/2028	7,004	397	385	0.02
UKG Inc.	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.48%	2/10/2031	4,750	4,741	4,751	0.25
Validity, Inc.	(13)(15)(18)	First Lien Term Loan	S + 5.25%	9.23%	4/12/2032	4,403	4,318	4,326	0.23
Validity, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.75%	8.73%	4/10/2030	783	—	(14)	—
Vamos Bidco, Inc	(13)(15)(18)	First Lien Term Loan	S + 4.75%	8.73%	1/30/2032	8,820	8,780	8,820	0.46
Vamos Bidco, Inc	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	1/30/2032	3,684	(8)	—	—
Vamos Bidco, Inc	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.73%	1/30/2032	1,105	363	368	0.02
WatchGuard Technologies, Inc.	(8)(17)	First Lien Term Loan	S + 5.25%	9.38%	7/2/2029	245	239	246	0.01
							462,958	462,096	24.38

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Specialty Retail
LS Group Opco Acquisition LLC (LS Group PropCo Acquisition LLC)	(5)(8)(19)	First Lien Term Loan	S + 2.50%	6.48%	4/23/2031	$4,120	$4,125	$4,116	0.22%
Mavis Tire Express Services Topco, Corp.	(5)(8)(17)	First Lien Term Loan	S + 3.00%	6.98%	5/4/2028	5,416	5,415	5,422	0.29
Monahan Products, LLC	(8)(16)	First Lien Term Loan	S + 5.50%	9.48%	8/27/2027	246	244	244	0.01
PetSmart LLC	(5)(8)(19)	First Lien Term Loan	S + 4.00%	8.13%	8/18/2032	1,995	1,965	1,968	0.10
SCW Holdings III Corp.	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.98%	3/17/2032	12,111	12,072	12,111	0.64
SCW Holdings III Corp.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.98%	3/17/2032	2,279	(5)	—	—
SCW Holdings III Corp.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.98%	3/17/2031	2,035	(8)	—	—
Shock Doctor Intermediate, LLC	(8)(16)	First Lien Term Loan	S + 5.75%	9.73%	11/20/2029	245	243	245	0.01
							24,051	24,106	1.27
Technology Hardware, Storage and Peripherals
TA TT Buyer, LLC	(5)(8)(18)	First Lien Term Loan	S + 4.75%	8.73%	4/2/2029	2,955	2,946	2,920	0.15
UBEO, LLC	(8)(16)	First Lien Term Loan	S + 5.25%	9.23%	7/3/2028	806	805	806	0.04
Victors Purchaser, LLC	(13)(15)(18)	First Lien Term Loan	S + 4.75%	8.73%	8/15/2031	9,148	9,130	9,148	0.48
Victors Purchaser, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	8/15/2031	2,191	469	473	0.02
Victors Purchaser, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.73%	8/15/2031	1,254	(3)	—	—
							13,347	13,347	0.69
Textiles, Apparel and Luxury Goods
Hanesbrands Inc.	(5)(6)(15)(19)	First Lien Term Loan	S + 2.75%	6.88%	3/7/2032	1,990	1,980	2,002	0.11
Gloves Buyer, Inc.	(5)(15)(18)	First Lien Term Loan	S + 4.00%	8.13%	5/21/2032	6,000	5,971	5,843	0.31
Gloves Buyer, Inc.	(5)(7)(15)(18)	First Lien Revolver	S + 4.00%	8.13%	5/22/2030	631	—	—	—
Varsity Brands, Inc.	(5)(15)(19)	First Lien Term Loan	S + 3.00%	6.98%	8/26/2031	6,321	6,304	6,329	0.33
							14,255	14,174	0.75
Trading Companies and Distributors
Painters Supply and Equipment Co.	(8)(13)(16)	First Lien Term Loan	S + 5.50%	9.58%	8/10/2027	2,431	2,421	2,350	0.12
Painters Supply and Equipment Co.	(8)(16)	First Lien Term Loan	S + 5.50%	9.58%	8/10/2027	3,374	3,345	3,260	0.17
Painters Supply and Equipment Co.	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.58%	8/10/2027	1,536	1,524	1,484	0.08
Painters Supply and Equipment Co.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.58%	8/10/2027	2,232	501	433	0.02
Kele Holdco, Inc.	(8)(16)	First Lien Term Loan	S + 4.50%	8.63%	2/20/2028	2,615	2,615	2,608	0.14
Kele Holdco, Inc.	(7)(15)(16)	First Lien Revolver	S + 4.50%	8.63%	2/20/2028	342	188	187	0.01
							10,594	10,322	0.54

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Transportation Infrastructure
VRS Buyer, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.73%	7/19/2032	$29,822	$29,673	$29,822	1.57%
VRS Buyer, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.73%	7/19/2032	6,107	(15)	—	—
VRS Buyer, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.73%	7/19/2032	4,071	(20)	—	—
							29,638	29,822	1.57
Wireless Telecommunication Services
Alert Media, Inc.	(8)(13)(16)	First Lien Term Loan	S + 6.25%	10.23% (Incl. 9.23% PIK)	4/12/2027	599	598	599	0.03
Alert Media, Inc.	(8)(16)	First Lien Term Loan	S + 5.25%	9.23%	4/12/2027	131	131	131	0.01
Alert Media, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 5.25%	9.23%	4/12/2027	211	(1)	—	—
CCI Buyer, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.98%	5/13/2032	34,741	34,569	34,571	1.83
CCI Buyer, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.98%	5/13/2032	2,029	(10)	(10)	—
DAS Purchaser 2 Corp.	(13)(15)(17)	First Lien Term Loan	S + 6.25%	16.14% (Incl. 5.50% PIK)	4/30/2027	88	87	82	—
DAS Purchaser 2 Corp.	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 6.25%	16.14% (Incl. 5.50% PIK)	4/30/2027	178	177	166	0.01
							35,551	35,539	1.88
Total Secured Debt Investments							3,472,956	3,467,163	182.80

Unsecured Debt Investments

Diversified Consumer Services
AVG Intermediate Holdings LLC	(15)(19)	Subordinated Unsecured Term Loan	N/A	13.75% PIK	3/16/2028	833	833	796	0.05
AVG Intermediate Holdings LLC	(15)(19)	Subordinated Unsecured Delayed Draw Term Loan	N/A	13.75% PIK	3/16/2028	318	318	304	0.02
PPV Intermediate Holdings, LLC	(3)(8)(19)	Subordinated Unsecured Delayed Draw Term Loan	N/A	13.75% PIK	8/31/2030	—	—	—	—
PPV Intermediate Holdings, LLC	(15)(19)	Subordinated Unsecured Term Loan	N/A	13.75% PIK	8/31/2030	6	6	6	—
PPV Intermediate Holdings, LLC	(15)(19)	Subordinated Unsecured Term Loan	N/A	14.75% PIK	8/31/2030	2	2	2	—
PPV Intermediate Holdings, LLC	(3)(15)(19)	Subordinated Unsecured Delayed Draw Term Loan	N/A	13.75% PIK	8/31/2030	—	—	—	—
							1,159	1,108	0.07
Health Care Technology
Employee Health Co.	(15)(19)	Senior Unsecured Term Loan	N/A	13.75% PIK	11/10/2031	305	300	297	0.02
							300	297	0.02
Insurance
KWOR Acquisition, Inc.	(13)(15)(16)	Subordinated Unsecured Holdco Debt	S + 3.25%	15.23% (Incl. 8.00% PIK)	2/28/2030	693	693	693	0.04
							693	693	0.04
Healthcare Providers and Services
OB Hospitalist Group, Inc.	(15)(16)	Subordinated Unsecured Term Loan	S + 9.50%	13.73% (Incl. 9.50% PIK)	9/27/2028	24	23	23	—
							23	23	—
Total Unsecured Debt Investments							2,175	2,121	0.13

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Equity Investments
Automobile Components
Enthusiast Auto Holdings, LLC	(3)(11)(15)	Common	—	—	—	—	$136	$192	0.01%
Quality Automotive Services, LLC	(11)(15)	Common	—	—	—	237	366	547	0.03
							502	739	0.04
Building Products
MDC Interior Acquisition Inc	(12)(13)(15)	Common	—	—	—	1	894	1,060	0.06
							894	1,060	0.06
Capital Markets
Arax MidCo, LLC	(7)(12)(13)(15)	Common	—	—	—	1,154	845	940	0.05
Lido Advisors, LLC	(12)(13)(15)	Common	—	—	—	529	547	547	0.03
Lido Advisors, LLC	(12)(13)(15)	Preferred	—	—	—	529	547	547	0.03
							1,939	2,034	0.11
Chemicals
Americhem, Inc.	(12)(13)(15)	Common	—	—	—	6	571	688	0.04
Bulab Holdings, Inc.	(12)(13)(15)	Common	—	—	—	870	870	870	0.05
							1,441	1,558	0.09
Commercial Services and Supplies
AWP Group Holdings, Inc.	(3)(11)(15)	Common	—	—	—	—	309	296	0.02
Hercules Blocker LLC	(9)(11)(15)	Common	—	—	—	140	252	204	0.01
Low Voltage Holdings INC.	(12)(13)(15)	Preferred	—	—	—	2	2,363	2,363	0.13
Zinc Buyer Corporation	(12)(13)(15)	LP Units	—	—	—	242	242	317	0.02
							3,166	3,180	0.18
Construction & Engineering
Hydraulic Technologies USA LLC	(12)(13)(15)	Common	—	—	—	8	8	—	—
Hydraulic Technologies USA LLC	(12)(13)(15)	Preferred	—	—	—	743	743	364	0.02
MEI Buyer LLC	(11)(15)	Common	—	—	—	1	796	1,994	0.11
							1,547	2,358	0.13
Containers and Packaging
Packaging Coordinators Midco, Inc.	(12)(13)(15)	Common	—	—	—	2	1,935	1,935	0.10
							1,935	1,935	0.10

Diversified Consumer Services
AVG Intermediate Holdings LLC	(11)(15)	Common	—	—	—	243	387	146	0.01
FSHS I, LLC	(3)(11)(15)	Common	—	—	—	—	203	192	0.01
GS SEER Group Holdings, LLC	(3)(11)(15)	Common	—	—	—	—	110	105	0.01
Health Buyer LLC	(3)(11)(15)	Common	—	—	—	—	159	159	0.01
Home Service TopCo IV, Inc.	(11)(15)	Common	—	—	—	2	264	365	0.02
US Fitness Holdings, LLC	(12)(13)(15)	Common	—	—	—	3	3,182	4,474	0.24
Seahawk BidCo, LLC	(12)(13)(15)	LP Units	—	—	—	3	3,035	3,338	0.18
VPP Intermediate Holdings, LLC	(3)(11)(15)	Common	—	—	—	—	265	271	0.01
							7,605	9,050	0.49

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Electronic Equipment, Instruments and Components
Wildcat Topco, Inc.	(12)(13)(15)	LP Units	—	—	—	628	$628	$727	0.04%
							628	727	0.04
Energy Equipment and Services
CRCI Longhorn Holdings, Inc.	(12)(13)(15)	LP Units	—	—	—	1	1,154	1,379	0.07
Integrated Power Services Holdings, Inc.	(3)(11)(15)	Common	—	—	—	—	895	1,303	0.07
							2,049	2,682	0.14
Financial Services
Cerity Partners Equity Holding LLC	(7)(12)(13)(15)	Preferred	N/A	13.75% PIK	—	2,325	1,408	1,426	—
Foreside Financial Group, LLC	(11)(15)	Common	—	—	—	507	648	797	0.04
Foreside Financial Group, LLC	(12)(13)(15)	Preferred	N/A	11.00% PIK	—	659	913	792	0.04
GTCR Everest Borrower, LLC	(12)(13)(15)	Preferred	N/A	12.00% PIK	—	865	934	891	0.05
							3,903	3,906	0.13
Healthcare Providers and Services
AB Centers Acquisition Corporation	(10)(12)(13)(15)	Preferred	N/A	8.00% PIK	—	136	346	639	0.03
Arrow Management Acquisition, LLC	(12)(13)(15)	Common	—	—	—	17	17	17	—
Arrow Management Acquisition, LLC	(12)(13)(15)	Preferred	—	—	—	2	1,675	1,675	0.09
EPFS Buyer, Inc.	(12)(13)(15)	Common	—	—	—	1	625	625	0.03
MRO Corporation	(12)(13)(15)	Common	—	—	—	1	716	805	0.04
OIS Management Services, LLC	(11)(15)	Preferred	—	—	—	42	554	1,027	0.05
RxSense Holdings LLC	(11)(15)	Common	—	—	—	14	284	725	0.04
USHV Management, LLC	(11)(15)	Common	—	—	—	100	106	90	—
							4,323	5,603	0.28
Health Care Technology
DeLorean Purchaser, Inc.	(12)(13)(15)	Common	—	—	—	3,043	3,043	3,266	0.17
F&M Buyer LLC	(12)(13)(15)	Common	—	—	—	1,217	1,217	1,557	0.08
Goldeneye Parent, LLC	(12)(13)(15)	Preferred	—	—	—	55	1,111	1,111	0.06
HT Intermediary III, Inc.	(12)(13)(15)	LP Units	—	—	—	472	472	472	0.02
Unlimited Technology Holdings, LLC	(12)(13)(15)	Common	—	—	—	1,655	1,655	1,655	0.09
							7,498	8,061	0.42
Insurance
AmeriLife Holdings LLC	(11)(15)	Common	—	—	—	6	222	416	0.02
Galway Borrower LLC	(12)(13)(15)	Common	—	—	—	11	13	13	—
Galway Borrower LLC	(12)(13)(15)	Preferred	—	—	—	98	119	120	0.01
Integrity Marketing Acquisition, LLC	(3)(11)(15)	Common	—	—	—	—	6	6	—
Integrity Marketing Acquisition, LLC	(11)(15)	Preferred	N/A	10.50% PIK	—	195	787	658	0.03
KWOR Acquisition, Inc.	(3)(12)(13)(15)	Preferred	N/A	12.40% PIK	—	—	467	467	0.02
KWOR Acquisition, Inc.	(3)(12)(13)(15)	Common	—	—	—	—	330	272	0.01
Mclarens Midco Inc.	(11)(15)	Common	—	—	—	40	132	128	0.01
Unison Risk Advisors Inc.	(12)(13)(15)	Common	—	—	—	1,820	2,857	3,040	0.17
							4,933	5,120	0.27

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
IT Services
DT1 Midco Corp	(12)(13)(15)	Common	—	—	—	3,422	$3,423	$3,423	0.18%
OEConnection LLC	(3)(11)(15)	Common	—	—	—	—	321	528	0.03
Ridge Trail US Bidco, Inc.	(12)(13)(15)	Preferred	N/A	11.00% PIK	—	1,418	1,456	1,456	0.09
Ridge Trail US Bidco, Inc.	(12)(13)(15)	Common	—	—	—	34	34	39	—
Spirit RR Holdings, Inc.	(11)(15)	Common	—	—	—	445	673	1,134	0.06
							5,907	6,580	0.36
Pharmaceuticals
Creek Parent, Inc.	(12)(13)(15)	Common	—	—	—	150	150	172	0.01
							150	172	0.01
Professional Services
Elevator Holdco, Inc. Common Stock	(3)(11)(15)	Common	—	—	—	—	453	368	0.02
Monarch Buyer, Inc.	(12)(13)(15)	Common	—	—	—	2,753	2,753	2,753	0.15
Marina Acquisition, Inc.	(3)(12)(13)(15)	Common	—	—	—	—	231	149	0.01
USRP Holdings, Inc.	(11)(15)	Preferred	—	—	—	232	285	233	0.01
							3,722	3,503	0.19
Software
Concord Global Acquisition, LLC	(12)(13)(15)	Preferred	N/A	8.00% PIK	—	2,670	2,930	2,930	0.15
Eclipse Buyer, Inc.	(12)(13)(15)	Preferred	N/A	12.50% PIK	—	1	5,540	5,528	0.29
North Star Acquisitionco, LLC	(11)(15)	Common	—	—	—	336	362	462	0.02
							8,832	8,920	0.46

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Specialty Retail
SCW Holdings III Corp.	(12)(13)(15)	LP Units	—	—	—	1	$1,167	$1,372	0.07%
							1,167	1,372	0.07
Technology Hardware, Storage and Peripherals
Victors Purchaser, LLC	(12)(13)(15)	LP Units	—	—	—	333	333	369	0.02
							333	369	0.02
Textiles, Apparel and Luxury Goods
Gloves Buyer, Inc.	(12)(13)(15)	Common	—	—	—	2	243	327	0.02
							243	327	0.02
Trading Companies and Distributors
Kele Holdco, Inc.	(3)(11)(15)	Common	—	—	—	—	187	278	0.01
Painters Supply and Equipment Co.	(11)(15)	Common	—	—	—	2	522	179	0.01
							709	457	0.02
Transportation Infrastructure
VRS Buyer, Inc.	(12)(13)(15)	Common	—	—	—	9	915	915	0.05
							915	915	0.05
Total Equity Investments							64,341	70,628	3.68
Total Investments - non-controlled/non-affiliated							3,539,472	3,539,912	186.61

Short-Term Investments
BlackRock Liquidity T-Fund - Institutional Shares	(14)		—	—	—		42,836	42,836	2.26
Total Short-Term Investments							42,836	42,836	2.26
Total Investments at fair value							$3,582,308	$3,582,748	188.87%

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

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
2.
The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), Prime Rate (“Prime” or “P”), Canadian Overnight Repo Rate Average (“CORRA” or “C”), Sterling Overnight Index Average (“SONIA” or “SON”), Euro Interbank Offered Rate (“EURIBOR” or “E”) or other relevant benchmark, which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over reference rates and the current contractual interest rate in effect on September 30, 2025. Certain investments are subject to an interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
3.
Investments with par value / shares less than 500 shown as zero.
4.
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
5.
These investments were not valued using unobservable inputs and are not considered Level 3 investments. Fair value was determined in good faith by the Adviser as the Company’s valuation designee, subject to the oversight of the Board of Trustees (the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
6.
The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2025, non-qualifying assets represented 6.28% of total assets as calculated in accordance with regulatory requirements.
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
10.
The Company invests in this portfolio company through underlying blocker entities AB Centers Acquisitions.
11.
Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2025, the aggregate fair value of these securities is $12,803 or 0.67% of the Company’s net assets. The acquisition date of these restricted securities was January 19, 2024.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

12.
Security exempt from registration under the Securities Act, and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2025, the aggregate fair value of these securities is $57,825 or 3.05% of the Company’s net assets. The acquisition dates of these restricted securities are as follows:

Portfolio Company	Investment	Acquisition Date
AB Centers Acquisition Corporation	Preferred	September 29, 2024
AB Centers Acquisition Corporation	Preferred	July 2, 2024
Americhem, Inc.	Common	February 28, 2025
Arax MidCo, LLC	Common	April 11, 2024
Arrow Management Acquisition, LLC	Common	July 25, 2025
Arrow Management Acquisition, LLC	Preferred	July 25, 2025
Bulab Holdings, Inc.	Common	July 1, 2025
Cerity Partners Equity Holding LLC	Preferred	August 12, 2024
Cerity Partners Equity Holding LLC	Preferred	August 12, 2024
GTCR Everest Borrower, LLC	Preferred	July 2, 2025
Concord Global Acquisition, LLC	Preferred	December 27, 2024
Concord Global Acquisition, LLC	Preferred	December 27, 2024
CRCI Longhorn Holdings, Inc.	LP Units	August 27, 2024
Creek Parent, Inc.	Common	December 18, 2024
DeLorean Purchaser, Inc.	Common	December 16, 2024
DT1 Midco Corp	Common	December 30, 2024
Eclipse Buyer, Inc.	Preferred	September 6, 2024
EPFS Buyer, Inc.	Common	July 31, 2025
F&M Buyer LLC	Common	March 18, 2025
Foreside Financial Group, LLC	Preferred	September 29, 2024
Galway Borrower LLC	Common	April 5, 2024
Galway Borrower LLC	Preferred	April 5, 2024
Gloves Buyer, Inc.	Common	June 6, 2025
Goldeneye Parent, LLC	Preferred	March 31, 2025
Goldeneye Parent, LLC	Preferred	March 31, 2025
HT Intermediary III, Inc.	LP Units	August 12, 2025
Hydraulic Technologies USA LLC	Common	June 3, 2024
Hydraulic Technologies USA LLC	Preferred	June 3, 2024
KWOR Acquisition, Inc.	Preferred	February 28, 2025
KWOR Acquisition, Inc.	Common	February 28, 2025
Lido Advisors, LLC	Common	August 6, 2025
Lido Advisors, LLC	Preferred	August 6, 2025
Low Voltage Holdings INC.	Preferred	April 28, 2025
Marina Acquisition, Inc.	Common	July 1, 2024
MDC Interior Acquisition Inc	Common	April 26, 2024
Monarch Buyer, Inc.	Common	June 2, 2025
MRO Corporation	Common	June 9, 2025
Packaging Coordinators Midco, Inc.	Common	September 26, 2025

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Portfolio Company	Investment	Acquisition Date
Ridge Trail US Bidco, Inc.	Preferred	September 30, 2024
Ridge Trail US Bidco, Inc.	Common	September 30, 2024
SCW Holdings III Corp.	LP Units	March 17, 2025
Seahawk BidCo, LLC	Preferred	December 19, 2024
Unison Risk Advisors Inc.	Common	October 30, 2024
Unlimited Technology Holdings, LLC	Common	March 12, 2025
US Fitness Holdings, LLC	Common	September 4, 2024
Victors Purchaser, LLC	LP Units	August 15, 2024
VRS Buyer, Inc.	Common	July 18, 2025
Wildcat Topco, Inc.	Common	December 23, 2024
Zinc Buyer Corporation	LP Units	July 29, 2024
13.
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting the Company to do so (see Note 3 to the consolidated financial statements for discussion of the exemptive order from the SEC).
14.
Short-term investments amounting to $42,836 are invested in money market funds (BlackRock Liquidity T-Fund - Institutional Shares) and would be categorized as Level 1 under the ASC 820 fair value level hierarchy as of September 30, 2025.
15.
Position or portion thereof is or can be pledged as collateral under the Revolving Credit Facility (as defined below).
16.
Loan includes interest floor of 1.00%.
17.
Loan includes interest floor of 0.75%.
18.
Loan includes interest floor of 0.50%.
19.
Loan includes interest floor of 0.00%.
20.
Loan is on non-accrual status.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

As of September 30, 2025, the Company had the following commitments to fund various revolving, delayed draw and equity investments. Such commitments, also included in the Consolidated Schedule of Investments above, are subject to the satisfaction of certain conditions set forth in the documents governing these loans. See Note 7 to the Consolidated Financial Statements for more information on the Company's unfunded commitments.

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
AAH Topco., LLC	Delayed Draw Term Loan	4/1/2027	$5,409	$—
AB Centers Acquisition Corporation	Delayed Draw Term Loan	7/2/2026	960	(3)
AB Centers Acquisition Corporation	Revolver	7/2/2031	1,463	(5)
ABC Legal Holdings, LLC	Delayed Draw Term Loan	8/14/2027	2,748	(13)
ABC Legal Holdings, LLC	Revolver	8/13/2032	1,786	(9)
Acentra Holdings, LLC	Revolver	12/17/2029	94	—
ACI Group Holdings, Inc.	Revolver	8/2/2027	143	(4)
Adelaide Borrower, LLC	Delayed Draw Term Loan	5/8/2026	1,670	(13)
Adelaide Borrower, LLC	Revolver	5/8/2030	1,040	(8)
Alert Media, Inc.	Revolver	4/12/2027	211	—
AMBA Buyer, Inc.	Revolver	7/30/2027	276	(1)
American Residential Services, LLC	Revolver	1/31/2030	1,739	(4)
Americhem, Inc.	Delayed Draw Term Loan	2/28/2027	6,278	(31)
Americhem, Inc.	Revolver	3/1/2032	4,447	(22)
AmeriLife Holdings LLC	Delayed Draw Term Loan	6/18/2026	1,242	(3)
AmeriLife Holdings LLC	Revolver	8/31/2028	1,884	(4)
AmeriLife Holdings LLC	Delayed Draw Term Loan	3/1/2027	3,333	(8)
Ampirical Solutions, LLC	Delayed Draw Term Loan	9/30/2027	14,602	(73)
Ampirical Solutions, LLC	Revolver	9/30/2032	3,894	(19)
AMSPEC Parent, LLC	Delayed Draw Term Loan	12/20/2026	48	—
Analytic Partners, LP	Revolver	4/4/2030	1,002	—
Apex Service Partners, LLC	Revolver	10/24/2029	378	—
Applied Technical Services, LLC	Delayed Draw Term Loan	4/8/2026	1,626	—
Applied Technical Services, LLC	Revolver	4/8/2031	1,897	—
Aprio Advisory Group, LLC	Revolver	8/1/2031	4,018	(20)
Aprio Advisory Group, LLC	Delayed Draw Term Loan	4/26/2027	6,452	(51)
Arax MidCo, LLC	Revolver	4/11/2029	1,138	—
Arax MidCo, LLC	Delayed Draw Term Loan	11/30/2026	8,663	—
Arax MidCo, LLC	Equity	4/11/2029	309	—
Ares Holdings, LLC	Revolver	11/18/2027	498	(2)
Arrow Management Acquisition, LLC	Delayed Draw Term Loan	7/27/2027	4,709	(23)
Arrow Management Acquisition, LLC	Revolver	7/26/2032	1,570	(8)
Artifact Bidco, Inc.	Delayed Draw Term Loan	7/27/2027	1,642	—
Artifact Bidco, Inc.	Revolver	7/26/2030	1,173	—
Atlas US Finco, Inc.	Revolver	12/9/2028	1,995	(5)
Aurora Plastics, LLC	Delayed Draw Term Loan	4/10/2027	2,850	(13)
AVG Intermediate Holdings LLC	Revolver	3/16/2027	166	(2)
AVSC Holding Corp.	Revolver	12/5/2029	2,959	—
AWP Group Holdings, Inc.	Delayed Draw Term Loan	8/23/2026	8,262	(83)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
AWP Group Holdings, Inc.	Revolver	12/23/2030	$27	$—
Banker's Toolbox, Inc.	Revolver	7/27/2027	637	(2)
BC Group Holdings, Inc.	Delayed Draw Term Loan	8/21/2027	2,570	(12)
Bellwether Buyer, L.L.C.	Delayed Draw Term Loan	10/16/2027	7,624	(19)
Bellwether Buyer, L.L.C.	Revolver	4/15/2032	2,287	(6)
Blackbird Purchaser, Inc.	Delayed Draw Term Loan	12/19/2025	379	—
Blackbird Purchaser, Inc.	Revolver	12/19/2029	186	—
BlackHawk Industrial Distribution, Inc.	Revolver	9/17/2026	1,927	(22)
Blades Buyer, Inc.	Revolver	3/28/2028	155	—
Bridges Consumer Healthcare Intermediate LLC	Delayed Draw Term Loan	12/21/2026	1,341	—
Bridges Consumer Healthcare Intermediate LLC	Revolver	12/22/2031	2,682	—
Bridges Consumer Healthcare Intermediate LLC	Delayed Draw Term Loan	3/31/2027	5,000	—
Bulab Holdings, Inc.	Delayed Draw Term Loan	7/1/2027	4,506	(23)
Bulab Holdings, Inc.	Revolver	7/1/2032	4,346	(22)
Carr, Riggs & Ingram Capital, L.L.C.	Delayed Draw Term Loan	11/18/2026	6,895	—
Carr, Riggs & Ingram Capital, L.L.C.	Revolver	11/18/2031	4,000	—
CCI Buyer, Inc.	Revolver	5/13/2032	2,029	(10)
CDL Parent, Inc.	Revolver	12/7/2027	173	(1)
CDL Parent, Inc.	Delayed Draw Term Loan	12/7/2027	2,129	(11)
Cerity Partners Equity Holding LLC	Revolver	7/28/2028	2,858	—
Cerity Partners Equity Holding LLC	Equity	1/1/2026	917	(917)
Cerity Partners Equity Holding LLC	Delayed Draw Term Loan	1/21/2027	4,646	—
CFGI Holdings, LLC	Revolver	11/2/2027	191	(1)
Cherry Bekaert Advisory LLC	Revolver	6/30/2028	144	—
Citrin Cooperman Advisors LLC	Delayed Draw Term Loan	4/1/2027	258	(1)
GTCR Everest Borrower, LLC	Delayed Draw Term Loan	7/6/2027	3,414	(20)
GTCR Everest Borrower, LLC	Revolver	6/30/2032	1,366	(8)
Clydesdale Acquisition Holdings, Inc.	Delayed Draw Term Loan	12/16/2025	75	—
Cold Chain Technologies, LLC	Revolver	7/2/2026	94	—
Concord Global Acquisition, LLC	Delayed Draw Term Loan	12/28/2026	3,477	—
Concord Global Acquisition, LLC	Revolver	12/29/2031	1,830	—
CPC/Cirtec Holdings, Inc.	Revolver	10/31/2028	563	(3)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/28/2026	4,544	—
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	3,030	—
Creek Parent, Inc.	Revolver	12/18/2031	125	—
Crown Laundry, LLC	Delayed Draw Term Loan	5/29/2027	1,304	(5)
Crown Laundry, LLC	Revolver	5/28/2031	1,522	(6)
Cub Financing Intermediate, LLC	Delayed Draw Term Loan	6/28/2026	2,922	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
CVP Holdco, Inc.	Delayed Draw Term Loan	6/29/2026	$4,612	$(10)
CVP Holdco, Inc.	Revolver	6/28/2030	2,353	(5)
DCG Acquisition Corp.	Delayed Draw Term Loan	6/13/2026	1,763	(13)
DCG Acquisition Corp.	Revolver	6/13/2031	4,408	(33)
DeLorean Purchaser, Inc.	Revolver	12/16/2031	4,574	(34)
DT Intermediate Holdco, Inc.	Delayed Draw Term Loan	9/14/2026	14,790	—
DT1 Midco Corp	Revolver	12/30/2030	2,940	—
DT1 Midco Corp	Delayed Draw Term Loan	6/4/2027	6,183	(31)
Dwyer Instruments, LLC	Delayed Draw Term Loan	11/21/2026	2,828	(28)
Dwyer Instruments, LLC	Revolver	7/20/2029	3,120	(31)
Dynatect Group Holdings, Inc.	Revolver	6/30/2026	1,236	—
Eagan Parent, Inc.	Delayed Draw Term Loan	9/8/2027	4,804	(12)
Eagan Parent, Inc.	Revolver	9/8/2032	2,562	(6)
Eclipse Buyer, Inc.	Delayed Draw Term Loan	9/7/2026	2,665	—
Eclipse Buyer, Inc.	Revolver	9/8/2031	1,352	—
EdgeCo Buyer, Inc.	Revolver	6/1/2028	321	—
EdgeCo Buyer, Inc.	Delayed Draw Term Loan	12/20/2026	2,971	—
EDPO, LLC	Revolver	12/8/2028	2,546	(12)
EDPO, LLC	Delayed Draw Term Loan	8/29/2027	6,863	(34)
Emburse, Inc.	Delayed Draw Term Loan	5/29/2027	4,539	(11)
Emburse, Inc.	Revolver	5/28/2032	4,539	(11)
Empyrean Solutions, LLC	Delayed Draw Term Loan	11/25/2026	1,106	—
Empyrean Solutions, LLC	Revolver	11/26/2031	415	—
Enverus Holdings, Inc.	Delayed Draw Term Loan	12/22/2025	31	—
Enverus Holdings, Inc.	Revolver	12/24/2029	166	—
EPFS Buyer, Inc.	Delayed Draw Term Loan	7/31/2027	4,118	(20)
EPFS Buyer, Inc.	Revolver	7/31/2031	2,745	(13)
Essential Services Holding Corporation	Delayed Draw Term Loan	6/17/2026	2,082	(5)
Essential Services Holding Corporation	Revolver	6/17/2030	1,041	(2)
Excelitas Technologies Corp.	Delayed Draw Term Loan	5/1/2026	5,044	(6)
FL Hawk Intermediate Holdings, Inc.	Revolver	2/22/2029	1,190	—
Flint Opco, LLC	Delayed Draw Term Loan	6/1/2026	1,490	—
Flint Opco, LLC	Delayed Draw Term Loan	6/27/2027	7,470	—
Flow Control Solutions, Inc.	Delayed Draw Term Loan	6/28/2026	6,005	—
Flow Control Solutions, Inc.	Revolver	3/29/2029	1,088	—
F&M Buyer LLC	Delayed Draw Term Loan	3/19/2027	3,980	—
F&M Buyer LLC	Revolver	3/18/2032	1,741	—
Foreside Financial Group, LLC	Revolver	9/30/2027	626	—
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	2/26/2027	10,199	—
Fourth Enterprises, LLC	Delayed Draw Term Loan	3/21/2027	4,851	(24)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Fourth Enterprises, LLC	Revolver	3/21/2031	$1,835	$(9)
Frazier & Deeter Advisory, LLC	Delayed Draw Term Loan	5/2/2027	2,810	—
Frazier & Deeter Advisory, LLC	Revolver	5/2/2031	974	—
Gloves Buyer, Inc.	Revolver	5/22/2030	631	—
Goldeneye Parent, LLC	Revolver	3/31/2032	4,652	—
GSV Holding, LLC	Revolver	10/18/2030	1,651	—
Harvey Tool Company, LLC	Revolver	8/6/2032	3,806	(27)
Harvey Tool Company, LLC	Delayed Draw Term Loan	6/28/2026	7,936	(57)
Health Buyer LLC	Delayed Draw Term Loan	5/15/2026	10,052	(1)
Heights Buyer, LLC	Revolver	8/25/2028	481	—
Heights Buyer, LLC	Delayed Draw Term Loan	6/25/2027	1,311	(7)
Hercules Blocker LLC	Delayed Draw Term Loan	7/16/2027	11,512	(54)
Hercules Blocker LLC	Revolver	12/15/2028	1,044	(5)
Higher Logic, LLC	Revolver	1/10/2029	759	—
HP RSS Buyer, Inc.	Delayed Draw Term Loan	7/2/2027	8,337	(39)
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	6/28/2026	734	—
HSI Halo Acquisition, Inc.	Revolver	6/28/2030	978	—
HT Intermediary III, Inc.	Delayed Draw Term Loan	11/13/2026	3,564	(18)
HT Intermediary III, Inc.	Revolver	11/12/2030	1,292	(6)
Hydraulic Technologies USA LLC	Revolver	6/3/2030	1,287	(23)
Hyphen Solutions, LLC	Delayed Draw Term Loan	8/6/2027	1,755	(4)
Hyphen Solutions, LLC	Revolver	8/6/2032	1,053	(3)
IG Investments Holdings, LLC	Revolver	9/22/2028	1,172	—
ImageFirst Holdings, LLC	Revolver	3/12/2030	5,000	—
Imagine 360 LLC	Delayed Draw Term Loan	9/20/2026	10,122	—
Imagine 360 LLC	Revolver	9/30/2028	4,326	—
IMO Investor Holdings, Inc.	Revolver	5/11/2028	1,479	—
Inhabitiq Inc.	Delayed Draw Term Loan	1/11/2027	4,882	—
Inhabitiq Inc.	Revolver	1/12/2032	3,051	—
Innovative Systems L.L.C.	Delayed Draw Term Loan	8/21/2027	581	(3)
Innovative Systems L.L.C.	Revolver	8/20/2032	194	(1)
Innovetive Petcare, LLC	Delayed Draw Term Loan	7/23/2027	5,655	(57)
Integrated Power Services Holdings, Inc.	Revolver	11/22/2027	544	(1)
Integrated Power Services Holdings, Inc.	Delayed Draw Term Loan	5/7/2026	7,410	(14)
Integrity Marketing Acquisition, LLC	Revolver	8/25/2028	122	(1)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Javelin Buyer, Inc.	Revolver	12/6/2029	$1,304	$—
JHCC Holdings LLC	Revolver	9/9/2027	149	(1)
JKC Parent, Inc.	Revolver	2/13/2032	1,221	(6)
JKC Parent, Inc.	Delayed Draw Term Loan	6/2/2027	3,965	(20)
Kaseya Inc.	Revolver	3/20/2030	1,522	—
Kele Holdco, Inc.	Revolver	2/20/2028	154	—
Kenco PPC Buyer LLC	Revolver	11/15/2029	670	—
Kipu Buyer, LLC	Revolver	1/27/2026	365	—
Klick, Inc.	Revolver	3/31/2028	813	—
KPA Parent Holdings, Inc.	Revolver	3/12/2032	1,659	—
KPA Parent Holdings, Inc.	Delayed Draw Term Loan	3/15/2027	2,371	—
Kriv Acquisition Inc.	Revolver	7/31/2031	1,735	(8)
Kriv Acquisition Inc.	Delayed Draw Term Loan	10/1/2027	14,561	(70)
KWOL Acquisition, Inc.	Delayed Draw Term Loan	8/25/2027	17,930	(88)
KWOL Acquisition, Inc.	Revolver	12/12/2029	2,109	(10)
KWOR Acquisition, Inc.	Delayed Draw Term Loan	3/1/2027	434	—
KWOR Acquisition, Inc.	Revolver	2/28/2030	326	—
Lido Advisors, LLC	Delayed Draw Term Loan	5/10/2027	6,847	(33)
Lido Advisors, LLC	Revolver	5/10/2032	776	(4)
Lightbeam Bidco Inc.	Revolver	5/4/2029	476	—
Litera Bidco LLC	Delayed Draw Term Loan	11/17/2026	962	(2)
Litera Bidco LLC	Revolver	5/1/2028	370	(1)
Low Voltage Holdings Inc.	Delayed Draw Term Loan	10/28/2027	7,253	(18)
Low Voltage Holdings Inc.	Revolver	4/28/2032	3,197	(8)
Low Voltage Holdings Inc.	Revolver	4/28/2032	287	(1)
Lubricant Engineers	Delayed Draw Term Loan	3/31/2027	3,429	—
Lubricant Engineers	Revolver	9/1/2029	2,212	—
Marina Acquisition, Inc.	Revolver	7/1/2030	1,061	(24)
Mclarens Midco Inc.	Delayed Draw Term Loan	6/20/2027	9,481	(47)
Mclarens Midco Inc.	Revolver	12/19/2027	671	(3)
Mclarens Midco Inc.	Revolver	12/19/2027	1,896	(9)
MDC Interior Acquisition Inc	Revolver	4/26/2030	2,084	(10)
Merlin Buyer, Inc.	Revolver	12/14/2026	598	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	36	—
Minotaur Acquisition, Inc.	Delayed Draw Term Loan	6/4/2026	4,071	(35)
Minotaur Acquisition, Inc.	Revolver	6/3/2030	2,442	(21)
Monarch Buyer, Inc.	Delayed Draw Term Loan	6/3/2027	4,102	(21)
Monarch Buyer, Inc.	Revolver	6/2/2032	1,846	(9)
Montana Buyer Inc.	Revolver	7/22/2028	2,352	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Motion & Control Enterprises LLC	Delayed Draw Term Loan	10/1/2026	$1,453	$(15)
Movati Athletic (Group) Inc.	Delayed Draw Term Loan	5/30/2026	2,514	(6)
Movati Athletic (Group) Inc.	Revolver	5/29/2029	1,886	(5)
MRO Corporation	Delayed Draw Term Loan	6/9/2027	2,384	(18)
MRO Corporation	Revolver	6/9/2032	2,384	(18)
Nasuni Corporation	Revolver	9/10/2030	1,302	(9)
Net Health Acquisition Corp.	Revolver	7/3/2031	3,924	(20)
North Star Acquisitionco, LLC	Revolver	5/3/2029	1,417	—
North Star Acquisitionco, LLC	Delayed Draw Term Loan	5/1/2026	70	—
Oakbridge Insurance Agency, LLC	Delayed Draw Term Loan	6/21/2027	3,742	—
OEConnection LLC	Revolver	4/22/2031	2,793	—
OEConnection LLC	Delayed Draw Term Loan	12/30/2026	4,526	15
OLO Parent, Inc.	Revolver	9/13/2032	2,663	(7)
Onit, Inc.	Delayed Draw Term Loan	1/28/2027	8,359	—
Onit, Inc.	Revolver	1/27/2032	2,786	—
Onyx-Fire Protection Services Inc.	Delayed Draw Term Loan	7/31/2026	1,258	—
Onyx-Fire Protection Services Inc.	Revolver	7/31/2031	2,936	—
Orsini Pharmaceutical Services, LLC	Revolver	5/22/2030	1,152	(10)
Packaging Coordinators Midco, Inc.	Delayed Draw Term Loan	4/23/2026	13,019	(65)
Packaging Coordinators Midco, Inc.	Revolver	1/22/2032	2,469	(12)
Painters Supply and Equipment Co.	Delayed Draw Term Loan	8/10/2027	1,724	(58)
Pareto Health Intermediate Holdings, Inc.	Revolver	6/1/2029	163	(1)
Pareto Health Intermediate Holdings, Inc.	Delayed Draw Term Loan	12/31/2027	1,668	(8)
Pathstone Family Office LLC	Revolver	5/15/2028	2,502	(6)
Pathstone Family Office LLC	Delayed Draw Term Loan	6/22/2026	5,035	(13)
Phantom Purchaser, Inc.	Revolver	9/19/2031	4,494	(21)
Plaskolite PPC Intermediate II LLC	Revolver	2/7/2030	210	(15)
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/7/2026	9,109	—
Prism Parent Co. Inc.	Delayed Draw Term Loan	9/19/2026	241	(2)
Propio LS, LLC	Revolver	5/10/2030	533	(4)
Puma Buyer, LLC	Revolver	3/29/2032	3,063	—
QBS Parent, Inc.	Revolver	6/3/2032	450	—
Quality Automotive Services, LLC	Revolver	7/16/2027	130	(1)
Quality Automotive Services, LLC	Delayed Draw Term Loan	1/30/2027	765	(4)
Quality Automotive Services, LLC	Delayed Draw Term Loan	7/16/2027	18,359	(92)
R&T Acquisitions, LLC	Delayed Draw Term Loan	9/1/2026	411	(5)
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	11/19/2026	433	—
Red Fox CD Acquisition Corporation	Delayed Draw Term Loan	11/23/2026	4,241	(21)
RFI Buyer, Inc.	Delayed Draw Term Loan	8/29/2027	7,803	(38)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
RFI Buyer, Inc.	Revolver	8/5/2030	$1,801	$(9)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	3/31/2027	6,893	(52)
Ridge Trail US Bidco, Inc.	Revolver	3/31/2031	1,677	(13)
Riser Interco, LLC	Delayed Draw Term Loan	4/16/2027	2,984	—
Riser Interco, LLC	Revolver	10/31/2029	928	—
Routeware, Inc.	Delayed Draw Term Loan	9/19/2026	2,773	—
Routeware, Inc.	Revolver	9/18/2031	545	—
Ruppert Landscape, LLC	Delayed Draw Term Loan	4/30/2026	11,874	(55)
Ruppert Landscape, LLC	Revolver	12/3/2029	2,146	(10)
RxSense Holdings LLC	Revolver	3/12/2027	1,856	(9)
Sako and Partners Lower Holdings LLC	Revolver	9/15/2028	1,922	(9)
Saturn Borrower Inc	Delayed Draw Term Loan	1/24/2027	2,844	(7)
Saturn Borrower Inc	Revolver	11/13/2028	973	(2)
SCW Holdings III Corp.	Delayed Draw Term Loan	3/18/2027	2,279	—
SCW Holdings III Corp.	Revolver	3/17/2031	2,035	—
Seahawk BidCo, LLC	Delayed Draw Term Loan	12/19/2026	1,565	—
Seahawk BidCo, LLC	Revolver	12/19/2030	1,273	—
Simplicity Financial Marketing Group Holdings, Inc.	Delayed Draw Term Loan	12/31/2026	5,072	(25)
Simplicity Financial Marketing Group Holdings, Inc.	Revolver	12/31/2031	3,610	(18)
Soleo Holdings, Inc.	Delayed Draw Term Loan	2/2/2027	2,111	—
Soleo Holdings, Inc.	Revolver	1/30/2032	2,111	—
Southpaw AP Buyer, LLC	Revolver	3/2/2028	1,681	(4)
Southpaw AP Buyer, LLC	Delayed Draw Term Loan	5/1/2026	371	(1)
Spartan Bidco Pty Ltd	Revolver	1/24/2028	769	(4)
Specialized Dental Holdings II, LLC	Delayed Draw Term Loan	6/5/2026	3,224	—
Specialized Dental Holdings II, LLC	Revolver	11/1/2027	266	—
SpecialtyCare, Inc.	Delayed Draw Term Loan	8/27/2027	4,510	(22)
SpecialtyCare, Inc.	Revolver	12/18/2029	626	(3)
Spirit RR Holdings, Inc.	Revolver	9/13/2028	497	(2)
ST Athena Global LLC	Delayed Draw Term Loan	6/26/2026	119	(1)
ST Athena Global LLC	Revolver	6/26/2029	295	(3)
STCH Acquisition Inc.	Revolver	10/30/2026	1,547	—
Sugar PPC Buyer LLC	Delayed Draw Term Loan	7/10/2026	4,760	(23)
SureWerx Purchaser III Inc.	Revolver	12/28/2028	1,258	(3)
Swoop Intermediate III, Inc.	Delayed Draw Term Loan	10/12/2027	9,108	(22)
Swoop Intermediate III, Inc.	Revolver	4/12/2032	3,036	(7)
The Chartis Group, LLC	Delayed Draw Term Loan	9/17/2026	3,875	(19)
The Chartis Group, LLC	Revolver	9/17/2031	1,938	(10)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
The Hiller Companies, LLC	Delayed Draw Term Loan	6/22/2026	$296	$—
The Hiller Companies, LLC	Delayed Draw Term Loan	7/17/2027	2,597	(13)
The Hiller Companies, LLC	Revolver	6/20/2030	2,730	—
The Ultimus Group Midco, LLC	Delayed Draw Term Loan	1/1/2028	4,068	—
The Ultimus Group Midco, LLC	Revolver	7/1/2032	1,526	—
THG Acquisition, LLC	Delayed Draw Term Loan	10/30/2026	2,764	—
THG Acquisition, LLC	Revolver	10/31/2031	1,528	—
Thunder Purchaser, Inc.	Delayed Draw Term Loan	10/31/2026	2,482	—
TPC Engineering Holdings, Inc.	Revolver	2/16/2027	939	—
Trilon Group, LLC	Revolver	5/29/2029	1,218	(10)
Trilon Group, LLC	Delayed Draw Term Loan	3/13/2027	2,167	(17)
TriMech Acquisition Corp.	Revolver	3/10/2028	6,584	(33)
TriMech Acquisition Corp.	Delayed Draw Term Loan	8/15/2026	1,938	(10)
Trunk Acquisition, Inc.	Delayed Draw Term Loan	12/20/2026	550	—
TurningPoint Healthcare Solutions, LLC	Revolver	7/14/2027	1	—
Unison Risk Advisors Inc.	Revolver	10/17/2030	2,343	(12)
Unison Risk Advisors Inc.	Delayed Draw Term Loan	6/30/2027	12,158	(61)
Unlimited Technology Holdings, LLC	Revolver	3/12/2032	2,240	(6)
US Fitness Holdings, LLC	Delayed Draw Term Loan	9/4/2026	5,514	—
US Fitness Holdings, LLC	Revolver	9/4/2030	2,651	—
USHV Management, LLC	Delayed Draw Term Loan	9/9/2027	4,064	(20)
USHV Management, LLC	Revolver	9/8/2031	2,197	(11)
USRP Holdings, Inc.	Revolver	12/31/2029	2,290	—
USRP Holdings, Inc.	Delayed Draw Term Loan	8/28/2026	9,945	—
Valet Waste Holdings, Inc.	Revolver	5/1/2029	527	—
Valicor PPC Intermediate II LLC	Revolver	1/24/2028	993	(7)
Validity, Inc.	Revolver	4/10/2030	783	(14)
Vamos Bidco, Inc	Delayed Draw Term Loan	1/30/2027	3,684	—
Vamos Bidco, Inc	Revolver	1/30/2032	737	—
Vensure Employer Services, Inc.	Delayed Draw Term Loan	9/27/2026	738	(3)
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/2/2026	1,206	(42)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	7/24/2026	3,732	—
Vessco Midco Holdings, LLC	Revolver	7/24/2031	2,724	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Victors Purchaser, LLC	Delayed Draw Term Loan	8/15/2026	$1,718	$—
Victors Purchaser, LLC	Revolver	8/15/2031	1,254	—
Vital Care Buyer, LLC	Revolver	7/30/2031	2,789	(13)
VPP Intermediate Holdings, LLC	Revolver	12/1/2027	223	(1)
VPP Intermediate Holdings, LLC	Delayed Draw Term Loan	1/19/2027	10,423	(78)
VRS Buyer, Inc.	Delayed Draw Term Loan	7/18/2027	6,107	—
VRS Buyer, Inc.	Revolver	7/19/2032	4,071	—
Wealth Enhancement Group, LLC	Revolver	10/2/2028	1,073	(3)
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	12/30/2026	35,935	(86)
Wildcat Topco, Inc.	Delayed Draw Term Loan	11/16/2026	3,243	(8)
Wildcat Topco, Inc.	Revolver	11/17/2031	3,157	(8)
Wisdom Purchaser, LLC	Revolver	7/24/2032	2,864	(7)
World Insurance Associates, LLC	Delayed Draw Term Loan	8/14/2026	5,261	(13)
World Insurance Associates, LLC	Revolver	4/3/2030	700	(2)
WRE Holding Corp.	Revolver	7/2/2030	1,133	(8)
WST USA Holdco, Inc.	Delayed Draw Term Loan	12/30/2025	1,583	(4)
Wu Holdco, Inc.	Delayed Draw Term Loan	4/16/2027	5,826	(15)
Wu Holdco, Inc.	Revolver	4/19/2032	1,812	(5)
YA Intermediate Holdings II, LLC	Delayed Draw Term Loan	10/2/2026	4,035	—
YA Intermediate Holdings II, LLC	Revolver	10/1/2031	1,969	—
YLG Holdings, Inc.	Revolver	12/23/2030	3,074	(23)
YLG Holdings, Inc.	Delayed Draw Term Loan	11/26/2026	2,242	(17)
Zinc Buyer Corporation	Delayed Draw Term Loan	7/24/2026	2,133	—
Zinc Buyer Corporation	Revolver	7/24/2031	2,028	—
Total Unfunded Commitments			$960,923	$(3,978)

(1)
Foreign domiciled investments have been converted to U.S. Dollars based on prevailing rates at period-end.

See accompanying notes to the consolidated financial statement

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
2.
The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), Prime Rate (“Prime” or “P”), Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Index Average (“SONIA” or “SON”) or other relevant benchmark, which reset daily, monthly, quarterly, semiannually or annually. For each such investment, the Company has provided the spread over reference rates and the current contractual interest rate in effect on December 31, 2024. Certain investments are subject to an interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
3.
Investments with par value / shares less than 500 shown as zero.
4.
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
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

See accompanying notes to the consolidated financial statements

ANTARES STRATEGIC CREDIT FUND

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share/per share data, percentages and as otherwise noted)

Note 1. Business and Organization

Antares Strategic Credit Fund (the “Company”) is a Delaware statutory trust formed on August 31, 2023 which commenced investment operations on January 19, 2024. The Company was organized to provide risk-adjusted returns and current income to shareholders by investing primarily in loans to borrowers in the United States and Canada. The Company’s investment strategy focuses primarily on private credit investments structured as portfolio loans to U.S. borrowers. A “portfolio loan” is a senior secured loan, which may be first lien, second lien or unitranche loans, consisting of term loans, related delayed draw term loans and/or revolving loans. Each tranche of a senior secured loan acquired by the Company is referred to as a portfolio loan. The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated and intends to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company is externally managed by Antares Capital Credit Advisers LLC (the “Adviser”). The Adviser is a registered investment adviser with the U.S. Securities and Exchange Commission (the “SEC”).

The Company is a private, perpetual-life BDC, whose common shares of beneficial interest (“Common Shares”) are not listed for trading on a stock exchange or other securities market and is an investment vehicle with indefinite duration.

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

The Company offers its Common Shares on a continuous basis via a private placement (“Private Offering”). Within the United States, the Common Shares are being offered solely to investors that are “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “1933 Act”). Outside of the United States, the Common Shares are being sold in accordance with Regulation S of the Securities Act.

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

The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies. As of September 30, 2025, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and include: Antares Strategic Credit SPV LLC (“A-Star SPV”) and A-Star Equity Holdings LLC (“A-Star Equity”, and collectively with A-Star SPV, the “Subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.

Note 2. Significant Accounting Policies

Basis of Presentation

Interim consolidated financial statements and related financial information have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Articles 6-10 of Regulation S-X. The Company is considered an Investment Company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”), and pursuant to Regulation S-X. The current period’s results of operations will not necessarily be indicative of results that ultimately be achieved for the year ended December 31, 2025. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair statement of the consolidated financial statements for the periods presented, have been included.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit. The Company has made a prospective presentation change to reclassify money market fund investments as short-term investments, resulting in their exclusion from cash and cash equivalents beginning in the reporting period ended June 30, 2025.

Organization and Offering Expenses

Organization costs include costs relating to the formation and organization of the Company, and are expensed as incurred. For both the three and nine months ended September 30, 2025, the Company did not incur any organization costs. For the three and nine months ended September 30, 2024, the company incurred $0 and $51 in organization costs, respectively. These amounts are included in due to affiliates on the Consolidated Statements of Assets and Liabilities as of September 30, 2025 and December 31, 2024.

Costs associated with the Company’s offering of Common Shares are capitalized and included as deferred offering costs on the Consolidated Statements of Assets and Liabilities and will be amortized over a twelve-month period beginning on the date which the Company first accepted capital contribution from unaffiliated shareholders in the Private Offering. For the three and nine months ended September 30, 2025, the Company incurred $11 and $66 of offering costs and amortized $17 and $123, respectively. For the three and nine months ended September 30, 2024, the Company incurred $26 and $253 of offering costs and amortized $79 and $150, respectively.

As of September 30, 2025, and December 31, 2024, $34 and $91, respectively, in deferred offering costs were included on the Consolidated Statements of Assets and Liabilities.

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

Short-term investments

Short-term investments consist of highly liquid investments, such as money market funds, with original maturities of three months or less. This presentation change was adopted beginning in the reporting period ended June 30, 2025.

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
•
The Adviser’s valuation committee with respect to the Company (the “Valuation Committee”) reviews each valuation recommendation to confirm they have been calculated in accordance with the valuation policy and confirms the independent valuation firms’ valuation ranges when utilized are reasonable;
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

Revenue Recognition

The Company generates revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from equity investments in portfolio companies. The senior and subordinated debt investments bear interest at a fixed or floating rate, and is generally payable quarterly or semiannually. In some cases, some of the Company's investments provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt investments and any accrued but unpaid PIK interest generally become due at the maturity date. Original issue discounts and market discounts or premiums are capitalized, and the Company accretes or amortizes such amounts as interest income. In addition, the Company generates revenue from various fees in the ordinary course of business such as in the form of structuring, consent, waiver, amendment, syndication and other miscellaneous fees.

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

Income Taxes

The Company has elected to be treated, and intends to qualify each taxable year thereafter, as a RIC under the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s shareholders and would not be reflected in the consolidated financial statements of the Company.

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

To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to maintain qualification for RIC tax treatment, the Company must distribute to its shareholders, for each taxable year, at least 90% of the sum of (i) its “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax-exempt income.

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

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement

On November 12, 2025, the Board approved an investment advisory agreement with the Adviser (“Investment Advisory Agreement”), pursuant to which the Adviser manages the Company on a day-to-day basis. Under the terms of the Investment Advisory Agreement, the Adviser is responsible for determining the composition of the Company’s portfolio, identifying investment opportunities and making investment decisions, monitoring investments, performing due diligence on prospective portfolio companies, and negotiating, obtaining and managing financing facilities and other forms of leverage.

The Company pays the Adviser fees for its services under the Investment Advisory Agreement. The fees consist of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee are ultimately borne by the Company’s shareholders.

The Adviser agreed to waive all management and incentive fees through September 30, 2024, and 50% of all management fees and incentive fees for the period from October 1, 2024 through December 31, 2024.

Management fees

The base management fee is payable quarterly in arrears at an annual rate of 1.25% of the average of the Company’s net asset value as of the beginning of the prior quarter and the beginning of the then current quarter.

For the three and nine months ended September 30, 2025, the Company recognized $5,615 and $14,591, respectively, of management fees, before impact of waived fees. For the three and nine months ended September 30, 2024, the Company recognized $2,446 and $3,289, respectively, of management fees, before impact of waived fees. For the three and nine months ended September 30, 2025, no management fees were waived, and for the three and nine months ended September 30, 2024, the Adviser elected to waive all management fees. As of September 30, 2025 and December 31, 2024, management fees payable balances were $5,615 and $1,769, respectively.

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

For the three and nine months ended September 30, 2025, the Company incurred income based incentive fees of $6,265 and $16,603, and capital gains incentive fees of $0 and ($330), respectively, before impact of waived fees. Gross capital gains incentive fee is net of reversal on accrued capital gains incentive fees. For the three and nine months ended September 30, 2024, the Company incurred income based incentive fees of $3,864 and $7,112 and capital gains incentive fees of ($174) and $0, respectively, before impact of waived fees. For the three and nine months ended September 30, 2024, the Adviser agreed to waive $3,690 and $7,112 in total incentive fees, respectively, resulting in zero incentive fees payable.

For the three and nine months ended September 30, 2025, the Company reversed $0 and $165 of previously accrued incentive fee waiver.

As of September 30, 2025 and December 31, 2024, total incentive fees payable balances were $6,265 and $2,320.

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

Administration Agreement

On November 12, 2025, the Board approved the administration agreement (the “Administration Agreement”) with Antares Capital Credit Advisers LLC (in such role, the “Administrator”). Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of net asset value, compliance monitoring (including diligence and oversight of the Company’s other service providers), preparing reports to shareholders and reports filed with the SEC, preparing materials and coordinating meetings of the Company’s Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services.

The Company reimburses the Administrator for its costs, expenses and allocable portion of overhead (including compensation of personnel performing administrative duties) in connection with the services performed for the Company pursuant to the terms of the Administration Agreement. For the three and nine months ended September 30, 2025, the Company incurred administrative service fees of $172 and $473, respectively. For the three and nine months ended September 30, 2024, the company incurred administrative fees of $237 and $537, respectively.

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

Private Placement Agent Agreement

On September 25, 2025, the Company entered into a Private Placement Agent Agreement and a related Services Agreement (together, the “Placement Agreements”), among the Company and Quasar Distributors, LLC (the “Placement Agent”). The Placement Agreements provide for, among other things, the retention of the Placement Agent as the Company’s principal underwriter in connection with the Private Offering, and to advise, consult with and assist the Company with the Private Offering.

The Company has paid to the Placement Agent a one-time implementation fee of $5 and will pay a recurring annual fee ranging between 0.0035% - 0.0050% of the Company's net assets in excess of $1.7 billion, subject to a minimum annual fee of $25. The Company will also pay reasonable, pre-approved out-of-pocket expenses incurred by the Placement Agent in connection with the services provided pursuant to the Placement Agreements.

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

For the three and nine months ended September 30, 2025 and 2024, the Adviser provided no expense support pursuant to the Expense Support Agreement. The Company’s obligation to make a reimbursement payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month. For the three and nine months ended September 30, 2025 and 2024, no Reimbursement Payments were made by the Company to the Adviser.

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

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value was as follows:

	September 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$3,472,956	$3,467,163	96.77%	$2,088,592	$2,086,175	97.86%
Unsecured Debt	2,175	2,121	0.06	1,339	1,261	0.06
Equity Investments	64,341	70,628	1.97	42,132	44,393	2.08
Short-Term Investments (1)	42,836	42,836	1.20	—	—	—
Total Investments at fair value	$3,582,308	$3,582,748	100.00%	$2,132,063	$2,131,829	100.00%
(1)
Beginning in the reporting period ended June 30, 2025, the Company has made a prospective presentation change to reclassify money market fund investments as short-term investments. As of December 31, 2024, the amortized cost and fair value of money market investments held by the Company was $62,915.

As of both September 30, 2025 and December 31, 2024 there was one portfolio company with loans on non-accrual status (fair value of $1,259 and $3,375, respectively).

The industry composition of the Company's non-controlled, non-affiliated investments (at fair value) was as follows:

	September 30, 2025	December 31, 2024
Aerospace and Defense	0.43%	0.45%
Air Freight and Logistics	0.56	0.22
Automobile Components	0.95	1.56
Beverages	0.18	0.21
Broadline Retail	0.15	0.22
Building Products	1.04	1.53
Capital Markets	1.88	1.68
Chemicals	4.08	2.76
Commercial Services and Supplies	6.80	8.25
Construction & Engineering	1.30	1.27
Construction Materials	0.73	0.78
Containers and Packaging	2.47	1.32
Distributors	1.94	2.80
Diversified Consumer Services	6.67	8.84
Diversified Telecommunication Services	0.58	0.60
Electrical Equipment	0.37	0.43
Electronic Equipment, Instruments and Components	1.17	1.93
Energy Equipment and Services	1.33	2.07
Financial Services	6.58	6.42
Food Products	0.90	0.89
Gas Utilities	0.69	—
Ground Transportation	0.01	0.01
Health Care Technology	6.33	5.20
Healthcare Equipment and Supplies	1.43	1.93
Healthcare Providers and Services	8.86	6.59
Hotels, Restaurants and Leisure	1.35	2.33
Household Products	0.68	0.01
Independent Power and Renewable Electricity Producers	0.06	—
Industrial Conglomerates	1.40	1.45
Insurance	7.41	8.78
IT Services	3.60	4.88
Life Sciences Tools & Services	0.30	0.11
Machinery	1.14	0.45
Media	0.71	0.71
Oil, Gas and Consumable Fuels	0.44	1.95
Personal Care Products	0.10	0.64
Pharmaceuticals	1.42	0.72
Professional Services	6.60	7.05
Real Estate Management and Development	0.37	0.32
Software	13.30	10.27
Specialty Retail	0.72	0.53
Technology Hardware, Storage and Peripherals	0.39	0.63
Textiles, Apparel and Luxury Goods	0.41	0.21
Trading Companies and Distributors	0.30	0.74
Transportation Infrastructure	0.87	—
Wireless Telecommunication Services	1.00	0.26
	100.00%	100.00%

The geographic composition of the Company's non-controlled, non-affiliated investments (at amortized cost and fair value) was as follows:

	September 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$3,475,426	$3,475,936	98.19%	183.24%
Canada	45,072	45,033	1.27	2.37
Australia	18,974	18,943	0.54	1.00
Total	$3,539,472	$3,539,912	100.00%	186.61%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,084,714	$2,085,783	97.84%	167.31%
Canada	47,349	46,046	2.16	3.69
Total	$2,132,063	$2,131,829	100.00%	171.00%

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

The following tables present the fair value hierarchy of financial instruments according to the fair value hierarchy as described in Note 2. Significant Accounting Policies of these consolidated financial statements:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Secured Debt	$—	$533,233	$2,933,930	$3,467,163
Unsecured Debt	—	—	2,121	2,121
Equity Investments	—	—	70,628	70,628
Total non-controlled/non-affiliated investments	—	533,233	3,006,679	3,539,912
Short-Term Investments	42,836	—	—	42,836
Total Investments at fair value	$42,836	$533,233	$3,006,679	$3,582,748

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Secured Debt	$—	$309,379	$1,776,796	$2,086,175
Unsecured Debt	—	—	1,261	1,261
Equity Investments	—	—	44,393	44,393
Total Investments before Cash Equivalents	—	309,379	1,822,450	2,131,829
Money Market Fund	62,915	—	—	62,915
Total Investments including Cash Equivalents	$62,915	$309,379	$1,822,450	$2,194,744

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine fair value for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$2,519,432	$2,044	$62,145	$2,583,621
Purchase of investments (including received in-kind)	427,739	70	7,857	435,666
Proceeds from sale of investments and principal repayments	(51,474)	—	(708)	(52,182)
Net accretion of discount and amortization of premium	816	—	—	816
Net realized gains (losses) on investments	99	—	124	223
Net change in unrealized appreciation (depreciation) on investments	1,850	7	1,210	3,067
Transfers out of Level 3	(2,620)	—	—	(2,620)
Transfers to Level 3	38,088	—	—	38,088
Fair value, end of period	$2,933,930	$2,121	$70,628	$3,006,679
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at September 30, 2025	$2,309	$6	$1,623	$3,938

	Nine Months Ended September 30, 2025
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$1,776,796	$1,261	$44,393	$1,822,450
Purchase of investments (including received in-kind)	1,354,262	837	22,790	1,377,889
Proceeds from sale of investments and principal repayments	(191,529)	—	(708)	(192,237)
Net accretion of discount and amortization of premium	3,355	—	—	3,355
Net realized gains (losses) on investments	(622)	—	124	(498)
Net change in unrealized appreciation (depreciation) on investments	3,478	23	4,029	7,530
Transfers out of Level 3	(11,810)	—	—	(11,810)
Fair value, end of period	$2,933,930	$2,121	$70,628	$3,006,679
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at September 30, 2025	$3,100	$22	$4,250	$7,372

For the three and nine months ended September 30, 2025, investments totaling $2,620 and $11,810, respectively, have been transferred out of Level 3 due to a refinement of our fair value level hierarchy policy.

Transfers between levels, if any are recognized at the beginning of the period in which the transfers occur. For the three and nine months ended September 30, 2025, transfers to (out of) Level 3 were as a result of changes in the observability of significant inputs for certain portfolio companies.

	Three Months Ended September 30, 2024
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$784,790	$1,188	$15,820	$801,798
Purchase of investments (including received in-kind)	488,712	43	11,696	500,451
Proceeds from sale of investments and principal repayments	(35,547)	—	—	(35,547)
Net accretion of discount and amortization of premium	481	—	(1)	480
Net realized gains (losses) on investments	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	(288)	(4)	683	391
Fair value, end of period	$1,238,148	$1,227	$28,198	$1,267,573
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at September 30, 2024	$(278)	$(4)	$684	$402

	Nine Months Ended September 30, 2024
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—	$—
Purchase of investments (including received in-kind)	1,316,605	1,292	28,990	1,346,887
Proceeds from sale of investments and principal repayments	(80,711)	—	(2,054)	(82,765)
Net accretion of discount and amortization of premium	1,489	1	—	1,490
Net realized gains (losses) on investments	(6)	—	144	138
Net change in unrealized appreciation (depreciation) on investments	771	(66)	1,118	1,823
Fair value, end of period	$1,238,148	$1,227	$28,198	$1,267,573
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at September 30, 2024	$789	$(66)	$1,118	$1,841

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2025
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Secured Debt	$2,277,067	Market yield analysis	Market yield discount rates	7.00%	21.38%	8.61%
	618,638	Recent transaction	Transaction price	95.00	100.00	99.66
	38,225	Market quotation	Quote	92.32	100.33	99.38
Total Secured Debt	2,933,930

Unsecured Debt	2,121	Market yield analysis	Market yield discount rates	11.30%	16.75%	14.73%
	2,121

Equity Investments	57,312	Comparable company analysis	EBITDA multiples	7.3x	30.0x	14.6x
	7,383	Market yield analysis	Market yield discount rates	8.19%	12.79%	11.59%
	5,933	Recent Transaction	Transaction Price	100.00%	100.00%	100.00%
Total Equity Investments	70,628
Total	$3,006,679

	December 31, 2024
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Secured Debt	$1,217,098	Market yield analysis	Market yield discount rates	7.67%	22.48%	9.35%
	61,667	Market quotation	Quote	95.94	100.94	99.86
	498,031	Recent transaction	Transaction price	97.03	100.00	99.41
Total Secured Debt	1,776,796

Unsecured Debt	1,261	Market yield analysis	Market yield discount rates	14.62%	17.48%	16.89%

Equity Investments	29,116	Comparable company analysis	EBITDA multiples	1.2x	31.5x	14.9x
	15,277	Recent Transaction	Transaction Price	100.00%	100.00%	100.00%
Total Equity Investments	44,393
Total	$1,822,450

(1)
As of September 30, 2025, included within the fair value of Level 3 assets of $3,006,679 is an amount of $662,796 for which the Adviser did not develop the unobservable inputs (examples include broker quotes and transaction prices). As of December 31, 2024, included within the fair value of Level 3 assets of $1,822,450 is an amount of $574,975 for which the Adviser did not develop the unobservable inputs (examples include broker quotes and transaction prices).
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

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. As of September 30, 2025 and December 31, 2024, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2025 and December 31, 2024, the Company’s asset coverage was 214.79% and 235.76%, respectively.

Debt outstanding

The Company’s outstanding debt obligations were as follows:

	September 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Amount Available (3)
SG Facility	$1,400,000	$1,097,250	$1,097,250	$302,750	$276,378
Revolving Credit Facility	725,000	55,354	55,354	669,646	667,845
2025 Notes	500,000	500,000	500,000	N/A	N/A
Total	$2,625,000	$1,652,604	$1,652,604	$972,396	$944,223

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Amount Available (3)
SG Facility	$1,000,000	$666,393	$666,393	$333,607	$86,473
Revolving Credit Facility	725,000	251,884	251,884	473,116	473,116
Total	$1,725,000	$918,277	$918,277	$806,723	$559,589

(1)
The carrying value of the Company’s debt obligations is used as an approximate to fair value. The fair value of these debt obligations would be categorized as Level 3 under the ASC 820 fair value level hierarchy as of September 30, 2025 and December 31, 2024. Carrying values do not include impact of deferred financing costs.
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

Loans under the SG Facility initially bear interest at (i) a per annum rate equal to Term SOFR plus an additional margin calculated as a percentage of the aggregate principal balance of the underlying collateral obligations (the “Margin”) for loans denominated in U.S. Dollars, (ii) EURIBOR plus the Margin for loans denominated in Euros, (iii) Daily Compounded CORRA plus the Margin for loans denominated in Canadian Dollars, and (iv) Daily Simple SONIA plus the Margin for loans denominated in Great British Pounds. From January 19, 2024 to September 12, 2024, the Margin was equal to 1.90% with respect to the portion of the SG Facility used to finance acquisitions of broadly-syndicated loans (subject to a maximum of 20%) and 2.40% with respect to the portion of the SG Facility used to finance acquisitions of middle-market loans, subject to a step-up of 2.00% following the occurrence of an event of default.

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

As of September 30, 2025 and December 31, 2024, the Company was in compliance with all covenants associated with the SG Facility.

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

On August 9, 2024, the Company entered into a Commitment Increase Agreement (the “Commitment Increase Agreement”) among the Company, Deutsche Bank AG New York Branch, as the increasing lender (the “Increasing Lender”) and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to the Revolving Credit Facility.

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

2025 Notes

On September 30, 2025, the Company entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $500 million in aggregate principal amount of its Series A Senior Notes (the “2025 Notes”) to institutional investors in a private placement. The 2025 Notes have a fixed interest rate of 5.76% per annum and are due on September 30, 2030. Interest on the 2025 Notes will be due semiannually. These interest rates are subject to increase (up to a maximum increase of 2.00% above the stated rate for the 2025 Notes) in the event that, subject to certain exceptions, the 2025 Notes cease to have an investment grade rating and the Company’s secured debt ratio exceeds certain thresholds. In addition, the Fund is obligated to offer to repay the 2025 Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest if certain change in control events occur. The 2025 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured, unsubordinated indebtedness issued by the Company.

The Company intends to use the net proceeds from this offering for its general corporate purposes, including to make investments, repay existing debt and make distributions permitted by the 2025 Notes Purchase Agreement.

Foreign Currency Transactions and Translations

The Company’s outstanding foreign-denominated debt obligations were as follows:

	September 30, 2025
	Original Principal Amount (Local)	Original Principal Amount (USD)	Outstanding Principal	Unrealized Gain (Loss)
Canadian Dollar	74,100	$54,091	$53,233	$858
Great British Pound	6,200	8,198	8,337	(139)
European Euro	7,700	9,027	9,035	(8)
Total		$71,316	$70,605	$711

	December 31, 2024
	Original Principal Amount (Local)	Original Principal Amount (USD)	Outstanding Principal	Unrealized Gain (Loss)
Canadian Dollar	74,100	$54,091	$51,490	$2,601
Great British Pound	7,000	8,959	8,786	173
Total		$63,050	$60,276	$2,774

Interest and Debt Expenses

The components of interest and debt expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stated interest expense	$22,502	$3,792	$54,570	$9,120
Facility unused fees	825	1,014	2,413	1,693
Amortization of deferred financing costs	709	404	1,971	729
Total interest and debt expenses	$24,036	$5,210	$58,954	$11,542
Cash paid for interest expenses	$25,999	$5,629	$57,439	$9,040
SG Facility weighted average interest rate	5.99%	7.02%	6.03%	7.37%
SG Facility average debt outstanding	$1,001,347	$191,327	$832,187	$166,017
Revolving Credit Facility weighted average interest rate	6.14%	7.30%	6.26%	7.30%
Revolving Credit Facility average debt outstanding	$455,889	$23,528	$343,791	$8,455
2025 Notes interest rate	5.76%	N/A	5.76%	N/A
2025 Notes average debt outstanding	$5,435	N/A	$1,832	N/A

Interest expense for the three and nine months ended September 30, 2025 was driven by approximately $1,462,671 and $1,177,810, respectively, of average borrowings outstanding (at an average effective interest rate, of 6.04% and 6.11%) related to borrowings for investments and expenses. Weighted average interest rates do not include impact of unused commitment fees or deferred financing costs.

Interest expense for the three and nine months ended September 30, 2024 was driven by approximately $214,855 and $174,472, respectively, of average borrowings outstanding (at an average effective interest rate, of 7.07% and 7.36%, respectively) related to borrowings for investments and expenses.

As of September 30, 2025 and December 31, 2024, $2,963 and $3,108 of interest expense and $334 and $646 of unused commitment fees, respectively, were included in interest payable on the Consolidated Statements of Assets and Liabilities.

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

Unfunded commitments

The Company’s investment portfolio contains revolving line of credit, delayed draw or equity commitments, which require the Company to fund when requested by the portfolio companies. As of September 30, 2025 and December 31, 2024, the Company had unfunded investment commitments in the aggregate par amount of $960,923 and $639,857, respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.

Off balance sheet risk

Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Assets and Liabilities. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of September 30, 2025 and December 31, 2024, there were no commitments outstanding for derivative contracts.

Legal proceedings

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2025 and December 31, 2024, management is not aware of any material pending legal proceedings individually or in the aggregate.

Note 8. Net Assets

In connection with its formation, the Company has the authority to issue an unlimited number of Common Shares. On September 7, 2023, an affiliate of the Adviser subscribed for 1,000 shares of the Company’s Common Shares of beneficial interest at $25.00 per share. The Company issues Common Shares in the Private Offering on a quarterly basis at an offering price generally equal to the net asset value per Common Share.

On January 19, 2024, the Company issued approximately 12 million shares of the Company’s Common Shares of beneficial interest, par value $0.001 per share, for an aggregate offering price of approximately $300.0 million, at $25.00 per Common Share. Concurrently, Antares Holdings LLC (or an affiliate thereof) contributed approximately $300.0 million of assets in exchange for the 12 million Common Shares issued at $25.00 per Common Share, and additionally sold approximately $241.6 million of investment commitments to the Company. All of the contributed and purchased assets were originated by affiliates of the Adviser within the past 5 years from the transaction date. On April 1, 2024, Antares Holdings LLC (or an affiliate thereof) sold 12,001,000 Common Shares for an aggregate consideration of approximately $301.6 million at a price of $25.13 per Common Share. As of September 30, 2025 and December 31, 2024, no entity with an advisory relationship with Antares or its affiliates, including the Company, as appropriate given the context of the disclosure (including the Adviser) (“Antares Parties”) own Common Shares of the Company.

The Company determines net asset value (the “NAV”) for Common Shares as of the last day of each calendar quarter. Share issuances related to quarterly subscriptions are effective the first calendar day of each quarter. Shares are issued at an offering price equivalent to the most recent NAV per share available, which will be the prior calendar day NAV per share (i.e. the prior quarter-end NAV).

The issuance of Common Shares is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company relies, in part, upon representations from the relevant investor in the subscription agreement (the “Subscription Agreement”) that the investor is an “accredited investor” as defined in Regulation D under the Securities Act. The sale of Common Shares is made pursuant to the Subscription Agreement entered into with the relevant investor(s).

The following table summarizes transactions in Common Shares during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025		2024
	Shares	Amount	Shares	Amount
Issuance of shares	7,194,373	$183,024	18,657,736	$473,906
Reinvestment of distributions	811,631	20,803	270,272	6,914
Net increase (decrease)	8,006,004	$203,827	18,928,008	$480,820

	Nine Months Ended September 30,
	2025		2024
	Shares	Amount	Shares	Amount
Issuance of shares	23,521,091	$598,931	40,253,140	$1,015,039
Reinvestment of distributions	2,199,751	56,354	270,272	6,914
Net increase (decrease)	25,720,842	$655,285	40,523,412	$1,021,953

Share Repurchase Program

The Company has commenced a share repurchase program as of June 30, 2025, and intends to continue such program as of each June 30 and December 31 thereafter, in which the Company intends to repurchase, semi-annually, up to 7.5% of the Common Shares outstanding (either by number of Common Shares or aggregate net asset value) as of the close of the previous semi-annual period. The Company’s Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of the Company and the best interest of the Company’s shareholders. As a result, share repurchases may not be available each semi-annual period. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the Company’s share repurchase program, to the extent the Company offers to repurchase shares in any particular period, the Company expects to repurchase shares pursuant to tender offers using a purchase price equal to the net asset value per share as of the last calendar day of the applicable semi-annual period.

Distributions

The Company authorizes and declares distribution amounts per Common Share payable quarterly in arrears. The following tables present distributions that were declared during the nine months ended September 30, 2025 and 2024:

Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
March 31, 2025	April 30, 2025	$0.5667	$0.0315	$0.5982	$34,398
June 25, 2025	July 31, 2025	0.5705	0.0317	0.6022	40,069
September 30, 2025	November 3, 2025	0.5772	0.0160	0.5932	44,219
Total		$1.7144	$0.0792	$1.7936	$118,686

Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
March 29, 2024	April 30, 2024	$0.5300	$—	$0.5300	$6,361
June 28, 2024	July 25, 2024	0.6300	—	0.6300	13,606
September 27, 2024	October 25, 2024	0.6500	—	0.6500	26,341
Total		$1.8100	$—	$1.8100	$46,308

(1)
Rounded to four decimal places.

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

Note 9. Financial Highlights

The following are the financial highlights for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024 (1)
Per Share Data: (2) (3)
Net assets, beginning of period	$25.53	$25.00
Net investment income (loss)	1.76	2.22
Net realized and change in unrealized appreciation (depreciation)	(0.05)	0.07
Net increase (decrease) in net assets resulting from operations	1.71	2.29
Distributions declared	(1.79)	(1.81)
Total increase (decrease) in net assets	(0.08)	0.48
Net assets, end of period	$25.45	$25.48
Shares outstanding, end of period	74,543,881	40,524,412
Total return based on net asset value (4)	6.83%	9.33%
Ratios: (5)
Expenses to average net assets gross of fee waivers	7.98%	6.25%
Net expenses to average net assets net of fee waivers	7.99%	3.58%
Net investment income to average net assets	9.84%	14.11%
Portfolio turnover rate (6)	9.06%	12.77%
Supplemental Data:
Net assets, end of period	$1,896,970	$1,032,436
Asset coverage ratio (7)	214.79%	314.22%

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
(5)
Amounts are annualized except for non-recurring income and expenses (organization and offering expenses, incentive fees on capital gains and incentive fee waiver).
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

Note 10. Segment Reporting

The Company operates through a single operating and reporting segment with the investment objective to provide risk-adjusted returns and current income to shareholders by investing primarily in loans to U.S. borrowers. The Chief Operating Decision Maker ("CODM") function is comprised of the Company’s chief executive officer, chief financial officer and chief compliance officer, which evaluates the performance of the Company on a consolidated basis, and which operates under the specific regulatory requirements of the Investment Company Act of 1940. The CODM function utilizes key metrics including, but not limited to, net increase (decrease) in net assets resulting from operations (as reported on the Consolidated Statements of Operations) for determining the Company’s investment strategy, capital allocation, expense structure, and potential significant transactions. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations. The Company’s adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

Note 11. Subsequent Events

The Company has evaluated events and transactions for potential recognition or disclosure through November 13, 2025. There are no subsequent events to disclose except for the following:

Equity Issuances

On October 1, 2025, the Company sold and issued 6,608,845 Common Shares for an aggregate consideration of approximately $168.2 million at a price of $25.45 per Common Share.

Interest Rate Swap

In connection with the 2025 Notes, on October 27, 2025, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 5.76% per annum and pays a floating interest rate of SOFR + 2.38% per annum on $500 million of the 2025 Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company is a non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the 1940 Act as of January 19, 2024. We have also elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We are a private, perpetual-life BDC, which is a BDC whose common shares of beneficial interest (“Common Shares”) are not listed for trading on a stock exchange or other securities market. The Company uses the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration whose Common Shares are intended to be sold by the Company quarterly on a continuous basis at a price generally equal to the Company’s net asset value (“NAV”) per Common Share. Formed as a Delaware statutory trust on August 31, 2023, we are externally managed by Antares Capital Credit Advisers LLC (the “Adviser”), which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (“SEC”).

Our investment objective is to provide risk-adjusted returns and current income to shareholders by investing primarily in loans to U.S. borrowers.

Our investment strategy focuses primarily on private credit investments structured as Portfolio Loans to U.S. borrowers. A “Portfolio Loan” is a senior secured loan, which may be first lien, second lien or unitranche loan, consisting of term loans and/or related delayed draw term loans and/or revolving loans, and each tranche of a senior secured loan acquired by the Company is referred to as a Portfolio Loan. The Company acquires Portfolio Loans that have been sourced and underwritten (i.e., evaluated for associated potential risks) by Antares Capital LP, its consolidated subsidiaries or joint ventures whose equity securities or whose subordinated notes or other interests that constitute the economic equity therein, as applicable, are directly or indirectly majority-owned by Antares Holdings LLC, and any entity with an advisory relationship with Antares or its affiliates, including the Company, as appropriate given the context of the disclosure (including the Adviser) (the “Antares Parties”) or by other loan originators that can include, among others, joint ventures in which one or more Antares Parties have interests. A Portfolio Loan is one that the Company may generally hold on its own or in a group with other Antares Parties advised funds and accounts and/or third-party investors. Portfolio Loans are generally expected to have an average contractual term of five to seven years, with an expected life typically between three to four years. Unitranche loans represent a hybrid loan structure that combines senior debt and subordinated debt into one loan.

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

Revenues

We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally become due at the maturity date. In addition, we may generate revenue from various fees in the ordinary course of business such as in the form of structuring, consent, waiver, amendment, syndication and other miscellaneous fees. Original issue discounts and market discounts or premiums are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amounts.

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

Portfolio and Investment Activity

As of September 30, 2025, we had investments in 413 portfolio companies across 46 industries. Based on fair value as of September 30, 2025, approximately 99.96% of our debt portfolio was invested in debt bearing a floating interest rate (e.g. the Secured Overnight Financing Rate, (“SOFR”), which primarily is subject to interest rate floors. As of September 30, 2025, our weighted average total yield of debt securities at amortized cost was 8.68%. Weighted average yields excludes the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2025.

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

Investment disclosures in this section are related to non-controlled/non-affiliated investments unless otherwise indicated.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated, table below in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Total investments, beginning of period	$3,100,963	$1,030,578
Purchases of investments (including received in-kind)	512,049	581,643
Net accretion of discount and amortization of premium	829	476
Net realized gains (losses) on investments	132	(13)
Proceeds from sale of investments and principal repayments	(74,501)	(48,015)
Total investments, end of period	$3,539,472	$1,564,669

The following table presents certain selected information regarding our investment portfolio:

	September 30, 2025	December 31, 2024
Weighted average yield on debt and income producing investments, at amortized cost (1)	8.68%	9.12%
Weighted average yield on debt and income producing investments, at fair value (1)	8.68%	9.12%
Number of portfolio companies	413	346
Median LTM EBITDA (2)(3)	$81.6M	$78.9M
Weighted average net senior leverage (2)(4)	5.2x	5.2x
Weighted average loan-to-value (“LTV”) (2)(5)	36%	36%
Percentage of debt investments bearing a floating rate, at fair value	99.96%	99.94%
Percentage of debt investments bearing a fixed rate, at fair value	0.04%	0.06%

(1)
Computed based on the stated interest rate or yield as of September 30, 2025 and December 31, 2024, and weighted based on the total debt and income producing investments (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above. Weighted average yield excludes the effect of accretion of discounts and amortization of premiums.
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

The following tables show the distribution of our investments on the A to E internal performance rating scale at fair value:

	September 30, 2025
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
A	$3,425,651	96.77%	368
B	43,703	1.23	21
C	66,308	1.87	21
D	2,991	0.08	2
E	1,259	0.05	1
	$3,539,912	100.00%	413

	December 31, 2024
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
A	$2,074,518	97.31%	314
B	46,371	2.18	24
C	7,565	0.35	7
D	—	—	—
E	3,375	0.16	1
	$2,131,829	100.00%	346

As of both September 30, 2025 and December 31, 2024 there was one portfolio company with loans on non-accrual status (fair value of $1,259 and $3,375, respectively). Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

The composition of our investment portfolio at amortized cost and fair value is as follows (dollar amounts in thousands):

	September 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$3,472,956	$3,467,163	96.77%	$2,088,592	$2,086,175	97.86%
Unsecured Debt	2,175	2,121	0.06	1,339	1,261	0.06
Equity Investments	64,341	70,628	1.97	42,132	44,393	2.08
Short-Term Investments (1)	42,836	42,836	1.20	—	—	—
Total Investments at fair value	$3,582,308	$3,582,748	100.00%	$2,132,063	$2,131,829	100.00%

(1)
Beginning in the reporting period ended June 30, 2025, the Company has made a prospective presentation change to reclassify money market fund investments as short-term investments. As of December 31, 2024, the amortized cost and fair value of money market investments held by the Company was $62.9 million.

The industry composition of the Company's non-controlled, non-affiliated investments (at fair value) was as follows:

	September 30, 2025	December 31, 2024
Aerospace and Defense	0.43%	0.45%
Air Freight and Logistics	0.56	0.22
Automobile Components	0.95	1.56
Beverages	0.18	0.21
Broadline Retail	0.15	0.22
Building Products	1.04	1.53
Capital Markets	1.88	1.68
Chemicals	4.08	2.76
Commercial Services and Supplies	6.80	8.25
Construction & Engineering	1.30	1.27
Construction Materials	0.73	0.78
Containers and Packaging	2.47	1.32
Distributors	1.94	2.80
Diversified Consumer Services	6.67	8.84
Diversified Telecommunication Services	0.58	0.60
Electrical Equipment	0.37	0.43
Electronic Equipment, Instruments and Components	1.17	1.93
Energy Equipment and Services	1.33	2.07
Financial Services	6.58	6.42
Food Products	0.90	0.89
Gas Utilities	0.69	—
Ground Transportation	0.01	0.01
Health Care Technology	6.33	5.20
Healthcare Equipment and Supplies	1.43	1.93
Healthcare Providers and Services	8.86	6.59
Hotels, Restaurants and Leisure	1.35	2.33
Household Products	0.68	0.01
Independent Power and Renewable Electricity Producers	0.06	—
Industrial Conglomerates	1.40	1.45
Insurance	7.41	8.78
IT Services	3.60	4.88
Life Sciences Tools & Services	0.30	0.11
Machinery	1.14	0.45
Media	0.71	0.71
Oil, Gas and Consumable Fuels	0.44	1.95
Personal Care Products	0.10	0.64
Pharmaceuticals	1.42	0.72
Professional Services	6.60	7.05
Real Estate Management and Development	0.37	0.32
Software	13.30	10.27
Specialty Retail	0.72	0.53
Technology Hardware, Storage and Peripherals	0.39	0.63
Textiles, Apparel and Luxury Goods	0.41	0.21
Trading Companies and Distributors	0.30	0.74
Transportation Infrastructure	0.87	—
Wireless Telecommunication Services	1.00	0.26
	100.00%	100.00%

The tables below describe investments by geographic composition based on amortized cost and fair value (dollar amounts in thousands):

	September 30, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$3,475,426	$3,475,936	98.19%	183.24%
Canada	45,072	45,033	1.27	2.37
Australia	18,974	18,943	0.54	1.00
Total	$3,539,472	$3,539,912	100.00%	186.61%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,084,714	$2,085,783	97.84%	167.31%
Canada	47,349	46,046	2.16	3.69
Total	$2,132,063	$2,131,829	100.00%	171.00%

Results of Operations

Operating results for the three and nine months ended September 30, 2025 and 2024 were as follows (table below in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total investment income	$80,884	$37,062	$209,968	$70,792
Total expenses	37,354	12,310	93,885	24,323
Management fees waiver	—	(2,446)	—	(3,289)
Incentive fees waiver	—	(3,690)	165	(7,112)
Net expenses, net of fee waivers	37,354	6,174	94,050	13,922
Net investment income (loss)	43,530	30,888	115,918	56,870
Net realized gain (loss)	174	(423)	(891)	(461)
Net change in unrealized appreciation (depreciation)	723	(1,062)	(1,317)	357
Net increase (decrease) in net assets resulting from operations	$44,427	$29,403	$113,710	$56,766

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including deployment, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income, was as follows for the three and nine months ended September 30, 2025 and 2024 (table below in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$76,393	$33,069	$197,753	$62,865
Payment-in-kind interest income	1,578	166	2,816	302
Dividend income	566	94	1,629	196
Other income	2,347	3,733	7,770	7,429
Total investment income	$80,884	$37,062	$209,968	$70,792

Total investment income for the three and nine months ended September 30, 2025 increased for the same period in the prior year primarily driven by our deployment of capital, changes in index rates and loan margins, and increase in invested balance of investments. The size of the investment portfolio increased to $3.5 billion as of September 30, 2025, from $1.6 billion as of September 30, 2024. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature.

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

Expenses

Expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest and debt expenses	$24,036	$5,210	$58,954	$11,542
Management fees	5,615	2,446	14,591	3,289
Income based incentive fee	6,265	3,864	16,603	7,112
Capital gains incentive fee	—	(174)	(330)	—
Administrative service fee	172	237	473	537
Board of Trustees’ fee	112	100	259	219
Other general and administrative expenses	1,137	548	3,212	1,424
Organization and offering costs	17	79	123	200
Total expenses	37,354	12,310	93,885	24,323
Management fees waiver	—	(2,446)	—	(3,289)
Incentive fees waiver	—	(3,690)	165	(7,112)
Net expenses, net of fee waivers	$37,354	$6,174	$94,050	$13,922

Other general and administrative expenses include professional fees related to legal, audit, tax, valuation services, insurance, filing, research, subscriptions and other costs. Administrative service expenses represent fees paid to the Administrator for our allocable portion of the cost of certain of our executive officers that perform duties for us. Organization costs and offering costs include expenses incurred in our initial formation and our offering of Common Shares. See “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions”. The increase in management fees was driven by growth in the net asset value of the fund. The increase in incentive fees was due to higher pre-incentive fee net investment income earned during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Interest and Debt Expenses

The components of interest and debt expenses, cash paid for interest, annualized average interest rates and average outstanding balances were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stated interest expense	$22,502	$3,792	$54,570	$9,120
Facility unused fees	825	1,014	2,413	1,693
Amortization of deferred financing costs	709	404	1,971	729
Total interest and debt expenses	$24,036	$5,210	$58,954	$11,542
Cash paid for interest expenses	$25,999	$5,629	$57,439	$9,040
SG Facility weighted average interest rate	5.99%	7.02%	6.03%	7.37%
SG Facility average debt outstanding	$1,001,347	$191,327	$832,187	$166,017
Revolving Credit Facility weighted average interest rate	6.14%	7.30%	6.26%	7.30%
Revolving Credit Facility average debt outstanding	$455,889	$23,528	$343,791	$8,455
2025 Notes interest rate	5.76%	N/A	5.76%	N/A
2025 Notes average debt outstanding	$5,435	N/A	$1,832	N/A

Interest and other debt expenses increased from $5.2 million and $11.5 million for the three and nine months ended September 30, 2024 to $24.0 million and $59.0 million for the three and nine months ended September 30, 2025, respectively, primarily driven by increased borrowing expenses, due to increasing leverage quarter-over-quarter, on our SG Facility and Revolving Credit Facility. The average borrowings outstanding of the Company increased to $1,462.7 million and $1,177.8 million for the three and nine months ended September 30, 2025 from $214.9 million and $174.5 million for the three and nine months ended September 30, 2024, respectively. The average effective interest rate on borrowings outstanding decreased to 6.04% and 6.11% for the three and nine months ended September 30, 2025 from 7.07% and 7.36% for the three and nine months ended September 30, 2024, respectively.

Net Realized and Change in Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) (table below in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net realized gain (losses) on investments	$132	$(13)	$(729)	$128
Unrealized appreciation on investments	11,323	4,257	16,955	6,661
Unrealized (depreciation) on investments	(11,846)	(4,663)	(16,281)	(5,732)
Net change in unrealized appreciation (depreciation) on investments	$(523)	$(406)	$674	$929

For the three months ended September 30, 2025, net unrealized depreciation was primarily driven by decreases in the fair value of liquid credit loans partially offset by increases in the fair value of private credit loans and certain equity investments. As of both September 30, 2025 and December 31, 2024, the fair value of our debt investments as a percentage of principal was 99.5%. The valuations of our debt investments generally increase or decrease as a result of various factors, including tightening and widening credit spreads of public and private markets, changes in the credit quality of borrowers, as well as changes in transaction prices during the period.

Management fee

The base management fee is payable quarterly in arrears at an annual rate of 1.25% of the average of the Company’s net asset value as of the beginning of the prior quarter and the beginning of the then current quarter.

For the three and nine months ended September 30, 2025, gross management fees increased to $5.6 million and $14.6 million from $2.4 million and $3.3 million, respectively, for the same periods in the prior year, primarily due to an increase in average net assets, which increased to $1.6 billion for the nine months ended September 30, 2025 from $0.5 million for the nine months ended September 30, 2024. No management fees have been waived for the three and nine months ended September 30, 2025 and 100% of management fees were waived for the three and nine months ended September 30, 2024.

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

For the three and nine months ended September 30, 2025, gross income based incentive fees increased to $6.3 million and $16.6 million respectively, from $3.9 million and $7.1 million, respectively, for the same period in the prior year primarily due to our deployment of capital and increase in net investment income. For the three and nine months ended September 30, 2025, the Company reversed zero and $0.2 million, respectively, of previously accrued incentive fee waiver, and 100% of incentive fees were waived for the three and nine months ended September 30, 2024.

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

For three and nine months ended September 30, 2025, the Adviser provided no expense support pursuant to the Expense Support Agreement. For the three and nine months ended September 30, 2024, the Adviser provided expense support in the amount of $2.4 million and $3.3 million for base management fees and $3.7 million and $7.1 million for incentive fees, respectively, pursuant to the Expense Support Agreement. The Company’s obligation to make a reimbursement payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

Operating Expenses

Total operating expenses were $1.4 million and $4.1 million for the three and nine months ended September 30, 2025, respectively, primarily comprised of $1.1 million and $3.2 million of other general and administrative expenses (including legal, rating agencies, audit, tax, valuation, technology, insurance, filing, research, and fees paid to our sub-administrator, custodian and transfer agent, and other professional fees related to management of the Company), $0.2 million and $0.5 million of administrative service fees, $0.1 million and $0.3 million of expenses paid to independent trustees of the Company, and $0.0 million and $0.1 million in organization and offering costs, respectively.

Total operating expenses were $1.0 million and $2.4 million for three and nine months ended September 30, 2024, primarily comprised of $0.5 million and $1.4 million of other general and administrative expenses, $0.2 million and $0.5 million of administrative service fees, $0.1 million and $0.2 million of expenses paid to independent trustees of the Company, and $0.1 million and $0.2 million in organization and offering costs, respectively.

The increase compared to the prior year was primarily driven by the increased costs attributable to servicing a growing investment portfolio including those calculated using net asset value as a benchmark.

Administrative service expenses represent fees paid to the Administrator for our allocable portion of the cost of certain of our executive officers that perform duties for us. Organization costs and offering costs include expenses incurred in our initial formation and our offering of Common Shares. See “Item 8. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions”

Financial Condition, Liquidity and Capital Resources

We expect to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. We intend to sell our Common Shares on a continuous quarterly basis at a per share price equal to the then-current NAV per share. Our primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying the Antares Capital Credit Advisers LLC (in its capacity as the Adviser and/or the Administrator)), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our shares.

As of September 30, 2025 we had two credit facilities and one class of unsecured debt securities outstanding. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities, enter additional short-term lending arrangements, and/or issue debt securities, including additional unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2025 we had an aggregate amount of $1,652.6 million of debt outstanding and our asset coverage ratio was 214.79%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. We believe that our current cash and cash equivalents on hand, our short-term investments, our available borrowing capacity under our Revolving Credit Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term.

Equity

The following tables summarize transactions in Common Shares of beneficial interest during the three and nine months ended September 30, 2025 and 2024 (dollar amounts in thousands):

	Three Months Ended September 30,
	2025		2024
	Shares	Amount	Shares	Amount
Issuance of shares	7,194,373	$183,024	18,657,736	$473,906
Reinvestment of distributions	811,631	20,803	270,272	6,914
Net increase (decrease)	8,006,004	$203,827	18,928,008	$480,820

	Nine Months Ended September 30,
	2025		2024
	Shares	Amount	Shares	Amount
Issuance of shares	23,521,091	$598,931	40,253,140	$1,015,039
Reinvestment of distributions	2,199,751	56,354	270,272	6,914
Net increase (decrease)	25,720,842	$655,285	40,523,412	$1,021,953

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

Distributions

We authorize and declare distribution amounts per Common Share payable quarterly in arrears. The following tables presents distributions that were declared during the nine months ended September 30, 2025 and 2024:

Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
March 31, 2025	April 30, 2025	$0.5667	$0.0315	$0.5982	$34,398
June 25, 2025	July 31, 2025	0.5705	0.0317	0.6022	40,069
September 30, 2025	November 3, 2025	0.5772	0.0160	0.5932	44,219
Total		$1.7144	$0.0792	$1.7936	$118,686

Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
March 29, 2024	April 30, 2024	$0.5300	$—	$0.5300	$6,361
June 28, 2024	July 25, 2024	0.6300	—	0.6300	13,606
September 27, 2024	October 25, 2024	0.6500	—	0.6500	26,341
Total		$1.8100	$—	$1.8100	$46,308

(1)
Rounded to four decimal places.

Sources of distributions, other than net investment income and realized gains on a U.S. GAAP basis, include required adjustments to U.S. GAAP net investment income in the current period to determine taxable income available for distributions. The following table reflects the sources of cash distributions on a U.S. GAAP basis that we declared on our Common Shares during the nine months ended September 30, 2025:

	Nine Months Ended September 30,
	2025		2024
Source of Distribution	Per Share	Amount	Per Share	Amount
Net investment income (loss)	$1.76	$115,918	$2.22	$56,870
Total net realized gain (loss)	(0.01)	(729)	0.00	128
Total	$1.75	$115,189	$2.22	$56,998

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan, pursuant to which we will reinvest all cash distributions declared on behalf of our shareholders who do not elect to receive their distributions in cash. As a result, if we declare a cash distribution, then shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares, rather than receiving the cash distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.

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

Recent Developments

On October 1, 2025, the Company sold and issued 6,608,845 Common Shares for an aggregate consideration of approximately $168.2 million at a price of $25.45 per Common Share.

In connection with the 2025 Notes, on October 27, 2025, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the Company’s investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 5.76% per annum and pays a floating interest rate of SOFR + 2.38% per annum on $500 million of the 2025 Notes.

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

Unfunded Commitments

The Company’s investment portfolio may contain revolving line of credit or delayed draw commitments, which require the Company to fund when requested by portfolio companies. As of September 30, 2025 and December 31, 2024, the Company had unfunded investment commitment in the aggregate par amount of $960.9 million and $639.9 million, respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.

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

As of September 30, 2025, 99.96% of our debt investments at fair value were at floating rates, which are generally SOFR based and typically have durations of one to three months after which they reset to current interest rates, and many of which are subject to certain floors. Our credit facilities (including the SG Facility and Revolving Credit Facility) bear interest at floating rates with no interest rate floor. Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2025, the following table shows the annualized impact on net interest income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure (table below in thousands):

Change in Interest Rates	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$105,239	$(26,329)	$78,910
Up 200 basis points	70,160	(14,803)	55,357
Up 100 basis points	35,080	(3,277)	31,803
Down 100 basis points	(35,080)	19,775	(15,305)
Down 200 basis points	(69,867)	31,301	(38,566)
Down 300 basis points	(88,475)	42,827	(45,648)

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

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on March 18, 2025 and in “Item 1A. Risk Factors” of our Quarterly Reports on Form 10-Q, filed with the SEC on May 14, 2025 and August 13, 2025. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. Except as set forth below, there have been no material changes during the three months ended September 30, 2025 to the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 and in “Item 1A. Risk Factors” of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Net Assets” in this report and our Current Report on Form 8-K filed on October 6, 2025 for the issuance of Common Shares for the three months ended September 30, 2025.

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
10.1

Private Placement Agent Agreement dated September 25, 2025 by and between the Company and Quasar Distributors, LLC, as placement agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01700), filed on October 1, 2025).

10.2

Services Agreement dated September 25, 2025 by and between the Company and Quasar Distributors, LLC, as placement agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 814-01700), filed on October 1, 2025).

10.3

Master Note Purchase Agreement, dated September 30, 2025, by and among the Company and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01700), filed on October 6, 2025).

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

Antares Strategic Credit Fund

Date:	November 13, 2025	/s/ Vivek Mathew
Vivek Mathew
Chief Executive Officer

Date:	November 13, 2025	/s/ Monica Kelsey
Monica Kelsey
Chief Financial Officer