Form 10-K
period 2025-12-31
Antares Strategic Credit Fund
filed 2026-03-19
CIK 1993402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________

FORM 10-K

_______________________________________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Securities registered pursuant to Section 12(g) of the Act: common shares, $0.001 par value per common share

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

As of December 31, 2025, there was no established market for the Registrant’s common shares of beneficial interests (“Common Shares”).

The Registrant’s Common Shares, $0.001 par value per Common Share, outstanding as of March 19, 2026 was 85,561,120. Common Shares outstanding exclude March 1, 2026 subscriptions and share issuance pursuant to the dividend reinvestment plan, as the issuance price is not yet finalized at this time.

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “project,” “estimates,” “will,” “should,” “could,” “would,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” on the Company’s Form 10 registration statement and this Annual Report on Form 10-K.

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

Adviser and Structure-Related Risks

•
The Adviser and the Company Have Limited Operating Histories
•
Past Performance is not Indicative of Future Results.
•
The Antares Lending Platform will Not Always Originate Portfolio Loans or Certain Types of Portfolio Loans.
•
The Company will Depend on the Managerial Expertise of the Adviser, the Antares Lending Platform and Their Respective Personnel.
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
•
The Common Shares are Not Guaranteed by the Adviser or any other Adviser Party.
•
The Company is Subject to Risks Relating to Limited Liquidity.
•
The Company is Subject to Risks Relating to Unspecified Investments.
•
The Company is Subject to Risks Relating to Use of Leverage.
•
The Company is Subject to Risks Relating to Availability of Financing.
•
There are Investment Limitations Related to Antares Capital’s Environmental, Social and Governance Policy.
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
Privacy and Data Protection

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
•
The Company is Subject to Risks Relating to Subordinated Interests in any Financing Subsidiary.
•
The Company is Subject to Risks Relating to Minimum Utilization and Prepayment Penalties under a Portfolio Credit Facility.

Certain Investment Risks

•
The Company is Subject to Risks Associated with its Investment Strategy
•
Terrorist Action, Military Action, Protests, Pandemics and Natural Disasters.
•
The Company is Subject to Risks Relating to General Economic Conditions.
•
The Company is Subject to Risks Relating to Developments in the Leveraged Loan Market
•
The Company is Subject to Risks Relating to Competition and Availability of Suitable Investments.
•
The Company May Operate in a Period of Capital Markets Disruption, Significant Volatility and Economic Uncertainty.
•
The Company is Subject to Inflation Risks.
•
Changes in the Leveraged Finance and Fixed Income Markets May Affect Shareholders.
•
It is Anticipated that All or Most of the Portfolio Loans will be Sourced by Adviser Parties.
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
•
Loan Prepayments May Affect the Ability of the Adviser to Invest Available Funds in Appropriate Portfolio Loans.
•
Lender Liability Considerations and Equitable Subordination can Affect the Company’s Rights with Respect to Portfolio Loans.
•
The Company is Subject to Risks Related to Fraud or Misrepresentation in the Investment Process.
•
The Company is Subject to Risks Relating to Liability Management Transactions.
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

•
The Company is Subject to RIC Qualification Risks.
•
The Company May Experience Difficulty with Paying Required Distributions.

PART I

Item 1. Business

We are an externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act as of January 19, 2024. We also have elected to be treated, and intend to comply with the requirements to qualify annually, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We are a private, perpetual-life BDC, which is a BDC whose common shares are not listed for trading on a stock exchange or other securities market. The Company uses the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration whose common shares are intended to be sold by the Company monthly on a continuous basis at a price generally equal to the Company’s net asset value (“NAV”) per Common Share. Formed as a Delaware statutory trust on August 31, 2023, we are externally managed by Antares Capital Credit Advisers LLC (the "Adviser"), which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the SEC.

Our investment objective is to provide risk-adjusted returns and current income to shareholders by investing primarily in loans to U.S. borrowers.

Our investment strategy focuses primarily on private credit investments structured as Portfolio Loans to U.S. borrowers. A “Portfolio Loan” is a senior secured loan, which may be first lien, second lien or unitranche loans, consisting of term loans and/or related delayed draw term loans and/or revolving loans, and each tranche of a senior secured loan acquired by the Company is referred to as a Portfolio Loan. The Company has and is expected to continue to acquire Portfolio Loans that have been sourced and underwritten (i.e., evaluated for associated potential risks) by Adviser Parties (as defined below) or by other loan originators that can include, among others, joint ventures in which one or more Adviser Parties have interests. A Portfolio Loan is one that the Company may generally hold on its own or in a group with the Adviser or other Adviser Parties advised funds and accounts and/or third-party investors. Unitranche loans represent a hybrid loan structure that combines senior debt and subordinated debt into one loan.

While our investment strategy primarily focuses on companies in the United States, we also intend to leverage the Adviser Parties global presence to invest in companies in Canada, Europe and other locations outside the U.S., subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies.” The Company’s subsidiaries’ principal investment strategies and associated principal risks are consistent with the Company’s principal investment strategies and associated principal risks.

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

We expect to conduct semi-annual repurchase offers, as of each June 30 and December 31 (each a “Repurchase Date”), pursuant to a share repurchase program. We intend to limit the number of Common Shares to be repurchased in each semi-annual period to no more than 7.5% of the Company’s outstanding Common Shares (either by number of Common Shares or aggregate net asset value) as of the last day of the immediately preceding semi-annual period (the “Repurchase Limit”). Repurchases of Common Shares will be made at the current net offering price per Common Share on the date of such repurchase, which we believe reflects the NAV per Common Share as determined in accordance with our share pricing policy.

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

A portion of the Company’s investments may be composed of “covenant-lite loans”. For more information regarding the characteristics and risks associated with covenant-lite loans See “Item 1A. Risk Factors—Risks Relating to Portfolio Loans—Investing in “Covenant-Lite” Loans Involves Certain Risks.” The companies to which Portfolio Loans are made typically enter into senior secured loans in order to acquire capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. Such loans typically pay interest at rates determined periodically on the basis of a floating base lending rate plus a premium. The Adviser seeks to build an attractive, diversified portfolio of Portfolio Loans which, after acquisition by the Company, is subject to active monitoring by the Adviser’s or its affiliates’ credit analysts and management team. We expect most of our debt investments to be unrated. When rated by a nationally recognized statistical ratings organization, our investments will generally carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investor Service, Inc. or lower than “BBB-” by Standard & Poor’s Rating Services). Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be illiquid and difficult to value. We may also make certain “Opportunistic Investments” as further discussed herein.

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

As of December 31, 2025, we have sold and issued 78,134,952 Common Shares, excluding those issued as part of our dividend reinvestment program and repurchased under the share repurchase program, for an aggregate consideration of approximately $2.0 billion.

We expect to invest in co-investment transactions with other Adviser Party funds. See “Item 13. Certain Relationships and Related Transactions, and Trustee Independence —Potential Conflicts of Interest.”

Our investments are subject to a number of risks. See “Item 1A. Risk Factors.”

Overview of the Adviser and the Antares Lending Platform

The Adviser is a Delaware limited liability company established in May 2023, a registered investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”), and a wholly-owned subsidiary of Antares Capital LP ("Antares Capital") that is headquartered in Chicago, IL. The Adviser is in the business of providing investment management services on a discretionary and non-discretionary basis to its clients (including, without limitation, the Company and other clients) whose investment strategy is to invest primarily in secured loans sourced primarily by the Antares Lending Platform (as defined herein). “Antares Lending Platform” refers to (x) Antares Holdings LP (“Antares Holdings”), Antares Assetco LP, Antares Vesta Funding LP and Antares Venus LP, each a Delaware limited partnership, each as an originator and lender of loans, (y) where relevant, any consolidated subsidiaries or joint ventures whose equity securities or whose subordinated notes or other interests that constitute the economic equity therein, as applicable, are directly or indirectly majority-owned by Antares Holdings and which are related to the Antares business (each a “Platform Balance Sheet Client”) and (z) Antares Capital, a Delaware limited partnership, solely in its capacity as arranger, administrative agent and/or similar capacities for loans. Currently, the Adviser and the Antares Lending Platform (i) are under common ownership and (ii) have entered into an investment advisory agreement, pursuant to which the Adviser provides non-discretionary advice with respect to the proprietary assets of the Antares Lending Platform (the “Platform Balance Sheet”). The Adviser has access to the same resources and investment personnel for the management of the Company available throughout the Antares Lending Platform. Antares Capital, which was founded in 1996, is a limited liability company majority-owned by the Canada Pension Plan Investment Board. Antares Capital’s predecessor in interest was General Electric Capital Corporation. Today, Antares Capital is wholly owned by Antares Capital Management LLC (“ACM”), and any of its consolidated subsidiaries or joint ventures whose equity securities or whose subordinated notes or other interests that constitute the economic equity therein, as applicable, are directly or indirectly majority-owned by ACM, and any entity with an advisory relationship with ACM or its affiliates, including the Company, as appropriate given the context of the disclosure (including the Adviser) (collectively “Antares” and each individually an “Adviser Party”) had approximately $90 billion in capital under management and administration (“CUMA”).1

The Administrator

Antares Capital Credit Advisers LLC (in such role, the “Administrator”) provides, or oversees the performance of, administrative and compliance services. The Company reimburses the Administrator for its costs, expenses and the Company’s allocable portion of compensation (including salaries, bonuses and benefits) of the Administrator’s personnel and the Administrator’s overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement. See “—Administration Agreement.”

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

Limited Market Participants. There are a limited number of market participants willing to commit meaningful amounts of certain loans to PE sponsor-backed middle-market companies. PE sponsors and borrowers in the Company’s market are expected to value the Company’s ability to offer committed financing solutions, reducing execution risk. Given the size of the Antares Lending Platform, the Company has the ability to offer underwritten financing without reliance on syndication. However, given the scale of the Adviser Party capital markets platform and network of institutional loan buyers, the Antares Lending Platform also has the ability to offer syndicated execution. The combination of these capabilities is expected to be a key differentiating factor of the Company in PE sponsor-backed middle-market lending.

Large Pool of Un-invested PE Capital for Middle-Market Businesses. There is a large pool of un-invested PE capital expected for middle-market businesses, which PE sponsors will seek to leverage by combining their equity investments with senior secured loans and unitranche debt from other sources such as the ones our platform provides. According to reports from PitchBook and Preqin, as of the third quarter of 2025, PE sponsors have more than $500 billion of cumulative committed capital available (i.e., “dry powder”) and there are approximately $930 billion of sponsored middle market maturities estimated by 2030.

————————————————

1 CUMA is defined as the sum of, without duplication (i) for actively investing advised accounts (i.e., funds and separately managed accounts) and contract investor programs, the total equity commitments and, with respect to such actively investing advised accounts, maximum leverage limits per the limited partnership agreement or other governing document of such accounts as of December 31, 2025, plus (ii) for advised accounts or contract investor programs that are no longer investing, without duplication, total outstanding principal balance of loans and loan commitments held by such vehicles as of December 31, 2025, plus (iii) for advised collateralized loan obligations (“CLOs”) that are not consolidated with the Platform Balance Sheet Client, the sum of total outstanding principal balance of loans and loan commitments held thereby for investment, including cash, restricted cash and cash equivalents, as of December 31, 2025, plus (iv) for the consolidated Platform Balance Sheet Client (inclusive of CLOs that are consolidated with the client), the sum of total outstanding principal balance of loans and loan commitments held thereby for investment, including investment securities (i.e., equity tags), cash, restricted cash and cash equivalents, as of December 31, 2025. For purposes of the foregoing clause (i), the maximum leverage limit included herein may be different from the actual amount of leverage applied in the case of any given account. Contract investor programs are not advised clients of Antares Capital Advisers LLC (“Antares Capital Advisers” and Adviser Party) or Adviser and are either self-directed or managed by a third party. For the avoidance of doubt, CUMA is not intended to be the same as (and is calculated differently as compared to) regulatory assets under management, as reported under Item 5.F on Part 1 of Form ADV.

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

Whatever relationship any of the Adviser Parties has with any of the PE sponsors, the Company (and any other Antares Capital affiliate also investing consistent with the 1940 Act and the exemptive order granted by the SEC, if ever received) will have a direct contractual relationship with the borrower.

Potential Competitive Strengths

The Adviser believes that the Company represents an attractive investment opportunity for prospective investors, distinguished by the following key characteristics:

Ability to Source Portfolio Loans from Adviser Parties. The Adviser expects that most or all of the Company’s Portfolio Loans will be sourced and originated by an Adviser Party and that other Adviser Parties do co-invest in Portfolio Loans at the same time as the Company. By the time the Company acquires any Portfolio Loan that has been sourced and originated by an Adviser Party, such acquisition will have been approved by the investment committee of the Adviser (the “Investment Committee”). In addition, the Company can acquire Portfolio Loans sourced, originated and sold by third parties unrelated to any Adviser Party.

Experienced, Credit-Driven Team with Strong Sourcing Ability. The Adviser Parties maintain what they believe to be one of the broadest and longest-tenured coverage teams in the private equity sponsor market. The Adviser Parties has a team of more than 20 direct sponsor coverage professionals. These investment professionals have cultivated long-term relationships with more than 400 private equity firms, in many cases extending back to such private equity firms’ founding. Due to these trusted, long-standing relationships, the Adviser Parties are often granted the first and last look at transactions. This allows the Adviser Parties to be highly selective in the credit it pursues.

Rigorous Credit Analysis and Investment Process. The Adviser Parties' investment approach is driven by a rigorous and team-oriented credit culture focused on delivering strong, risk-adjusted returns for its investors. The Adviser Parties underwrite investment opportunities based primarily on the sustainability of the borrower’s cash flows and places emphasis on the following: (i) demonstrated, stable cash flow generation, (ii) borrower’s value proposition and competitive position in the marketplace, (iii) product, customer, supplier, end market and/or geographic diversification,(iv) management team depth and relevant experience, (v) borrower’s systems, procedures and reporting capabilities, and (vi) corporate finance exit alternatives. Each potential loan that is originated by an Adviser Party will be subject to a rigorous credit analysis and investment process by such Adviser Party's credit team.

Incumbency Advantage. As lead arranger on one of the largest portfolios of loans to middle market borrowers, the Adviser Parties have extensive proprietary insight which it often leverages for swift, well-informed executions. The Adviser Parties believe their historical knowledge and trusted relationships with private equity sponsors and their portfolio companies provide them the opportunity to make better credit decisions resulting in better credit performance. In many instances, tenure with borrowers allows for advantages in sponsor-to-sponsor sales and early awareness of follow-on financing needs and may result in opportunities to provide such financings on favorable pricing terms. Incumbent relationships also allow for a capacity hedge when leveraged buyout activity declines and transactions shift toward add-ons and recapitalizations.

Adviser Parties' Direct Holdings of Senior Loans. Adviser Parties generally hold a portion of each senior loan it originates on its consolidated balance sheet (the “Adviser Parties' Direct Holdings”), either directly or indirectly through its consolidated subsidiaries and/or through its direct or indirect interests in certain joint ventures that invest in such loans. Adviser Parties' Direct Holdings are distinguishable from many competing lenders without a balance sheet of their own or with a more limited balance sheet. The Adviser Parties' philosophy with respect to the senior loans it sources and originates is commensurate with its proactive investment strategy and confidence in its capital recovery capabilities. The Adviser Parties' balance sheet hold also gives rise to certain conflicts of interest. See “Item 13. Certain Relationships and Related Transactions, and Director Independence —Potential Conflicts of Interest.”

The Board

Overall responsibility for the Company’s oversight rests with the Board. We have entered into the investment advisory agreement with the Adviser (“Investment Advisory Agreement”), pursuant to which the Adviser manages the Company on a day-to-day basis. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, our Bylaws and applicable provisions of state and other laws. The Adviser keeps the Board well informed as to the Adviser’s activities on our behalf and our investment operations and provides the Board with additional information as the Board may, from time to time, request. The Board is currently composed of five members, three of whom are Trustees who are not “interested persons” of the Company or the Adviser as defined in the 1940 Act (“Independent Trustees”).

Investment Selection

Our investment activities are managed by our Adviser. Our Adviser is responsible for origination, underwriting, structuring and monitoring our investments and for allocating assets to be managed and invested by our Adviser for cash management purposes. The Company is expected to acquire Portfolio Loans that have been sourced, underwritten (i.e. evaluated for associated potential risks) and originated by an Adviser Party or by other loan originators that could include, among others, joint ventures in which one or more Adviser Parties have, or had, interests.

Screening/Early Read: Typically, a new opportunity is brought to the Antares Lending Platform through its sponsor coverage investment professionals. The coverage professional writes a summary outlining the strengths, risks, key diligence items and initial leverage guidance. If the coverage professional identifies the opportunity as a transaction that the Antares Lending Platform would like to pursue, the deal moves to the Screening Committee, which is comprised of three managing directors who evaluate the opportunity. Historically, over 50% of deals are declined during this phase. If the Screening Committee is supportive, a team of approximately three to four investment professionals is staffed on the transaction, which initiates the next phase.

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

Commitment/Confirmatory Due Diligence: To finalize diligence, deal teams leverage the experience and insight from the potential borrower’s management team, the sponsor, the Antares Lending Platform's portfolio, third-party industry reports and third-party industry experts. The deal team completes an accounting review/quality of earnings analysis, background checks, legal due diligence, customer calls, environmental assessments, insurance, system, regulatory and tax reviews. Based on this information, the deal team prepares a comprehensive memo which is submitted for approval by the Advisers' Investment Committee.

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

As of December 31, 2025, Antares Capital is staffed with approximately 230 investment personnel, including the investment personnel noted above, and approximately 465 employees and may retain additional investment personnel in the future based upon its needs.

Allocation of Investment Opportunities

General

The Adviser provides investment management services to investment funds, client accounts and proprietary accounts that the Adviser has established.

The Adviser shares any investment and sale opportunities with its other clients and the Company in accordance with the Advisers Act and firm-wide allocation policies. Subject to the Advisers Act and as further set forth in this prospectus, certain other clients may receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such other clients’ respective governing agreements.

In addition, as a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which, in certain circumstances, limit the Company’s ability to make investments or enter into other transactions alongside other clients.

Co-Investment Relief

The Company and the Adviser have received an exemptive order (the “Order”) from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and/or its affiliates, subject to certain terms and conditions. Under the terms of the Order, a majority of our Independent Trustees must reach certain conclusions in connection with certain co-investment transactions (e.g., in the case of follow-on investments in an existing issuer in which affiliates, but not the Company, have an existing investment, and non-pro rata follow-on investments in, and dispositions of, securities of an existing issuer), including that (i) the terms of the proposed transaction are reasonable and fair to the Company and its shareholders and do not involve overreaching in respect of the Company or its shareholders on the part of any person concerned, and (ii) the transaction is consistent with the interests of the Company's shareholders and is consistent with the Company’s then-current investment objectives and strategies. The Company may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). The co-investment would generally be allocated to us and the other Antares Lending Platform funds that target similar assets in accordance with the Adviser’s allocation policy. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us.

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

Private, Perpetual-Life BDC

We are a private, perpetual-life BDC, which is a BDC whose Common Shares are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration whose Common Shares are intended to be sold by us monthly on a continuous basis at a price generally equal to our monthly NAV per Common Share.

We are offering our Common Shares on a continuous basis via a private placement. The Common Shares will be offered and sold (i) in the United States under the exemption provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and other exemptions of similar import in the laws of the states and jurisdictions where the offering will be made, and (ii) outside of the United States in accordance with Regulation S of the Securities Act (the “Private Offering”). Within the United States, the Common Shares are being offered solely to investors that are “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act. Closings for purchases of Common Shares are expected to occur monthly after the initial purchase of our Common Shares by unaffiliated investors.

We intend to issue Common Shares in the Private Offering on a monthly basis at an offering price generally equal to the NAV per Common Share; provided that we retain the right, if determined by us in our sole discretion, to accept subscriptions and issue Common Shares, in amounts to be determined by us, more or less frequently to one or more investors for regulatory, tax or other reasons as we may determine to be appropriate.

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

Significant Managerial Assistance. A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its trustees, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a Portfolio Company (as defined below) through monitoring of Portfolio Company operations, selective participation in board and management meetings, consulting with and advising a Portfolio Company’s officers or other organizational or financial guidance.

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

Code of Ethics. Us and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. This code of ethics at the is available on the EDGAR Database at the Commission’s internet site at http://www.sec.gov. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.

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

Us and our Adviser each are required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering such policies and procedures.

Development of Business

Concurrent with the initial closing of our private offering (the “Initial Closing”) and prior to our election to be regulated as a BDC under the 1940 Act, an Adviser Party contributed approximately $300.0 million of assets in exchange for 12.0 million Common Shares. In addition, prior to our election to be regulated as a BDC, we purchased approximately $241.7 million of assets from an Adviser Party. All of the contributed and purchased assets were originated by affiliates of the Adviser within the past 5 years.

As of December 31, 2025, we have sold and issued 78,134,952 Common Shares, excluding those issued as part of our dividend reinvestment program and repurchased under the Share Repurchase Program, for an aggregate consideration of approximately $2.0 billion.

Purchase Price and Fees

We intend to sell our Common Shares at a net offering price that we believe reflects the net asset value per Common Share as determined in accordance with the Company’s share pricing policy. In connection with the monthly closings, we expect that our Board will delegate to the Adviser the authority to conduct such closings. There is no guarantee that this net asset value will be equal to the net offering price of our Common Shares at any closing.

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

Management Fee

The base management fee is payable quarterly and calculated at an annual rate of 1.25% based on the average of the Company’s net asset value as of the beginning of the prior quarter and the beginning of the then current quarter. For purposes of the Investment Advisory Agreement, net assets means our total assets less the carrying value of our liabilities, determined on a consolidated basis in accordance with U.S. GAAP.

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

Incentive Fee Based on Capital Gains

The second component of the Incentive Fee, the Capital Gains Incentive Fee, is payable at the end of each calendar year in arrears. The amount payable equals:

•
12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Incentive Fee on capital gains as calculated in accordance with U.S. GAAP.

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

The Adviser agreed to waive its Management Fee and Incentive Fee for the first six months following the date on which unaffiliated investors first purchased our Common Shares.

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

Expense Support Agreements

The Company has entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. Pursuant to the Expense Support Agreement, the Adviser is obligated to advance all of the Company’s Other Operating Expenses (defined below) (each, a “Required Expense Payment”) to the extent that such expenses do not exceed 1.00% (on an annualized basis) of the Company’s NAV. Any Required Expense Payment must be paid by the Adviser to the Company in any combination of cash or other immediately available funds and/or offset against amounts due from us to the Adviser or its affiliates. The Adviser may elect to pay certain additional expenses on the Company’s behalf (each, a “Voluntary Expense Payment” and together with a Required Expense Payment, the “Expense Payments”), provided that no portion of the payment will be used to pay any interest expense of the Company. Any Voluntary Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five (45) days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates. “Other Operating Expenses” means the Company’s total organization and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses (including the Company’s allocable portion of compensation (including salaries, bonuses and benefits), overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement), excluding the Management Fee and Incentive Fee owed to the Adviser, financing fees and costs, brokerage commissions, placement agent fees, costs and expenses of distributing and placing the Common Shares, extraordinary expenses and any interest expenses owed by the Company, all as determined in accordance with U.S. GAAP.

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

Dividend Reinvestment Plan

The Company has adopted a distribution reinvestment plan, pursuant to which the Company reinvests all cash distributions declared on behalf of the Company’s shareholders who do not elect to receive their distributions in cash. As a result, if the Board authorizes and declares a cash distribution, then the shareholders who have enrolled in the distribution reinvestment plan will have their cash distributions (net of applicable withholding tax) automatically reinvested in additional Common Shares, rather than receiving the cash distribution. The Company expects to use newly issued shares to implement the distribution reinvestment plan. Distributions on fractional shares are credited to each participating shareholder’s account to three decimal places.

Share Repurchase Program

The Company has commenced a share repurchase program in which the Company intends to repurchase, semi-annually, up to 7.5% of the Common Shares outstanding (either by number of Common Shares or aggregate net asset value) as of the close of the previous semi-annual period. The Company’s Board of Trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of the Company and the best interest of the Company’s shareholders. As a result, share repurchases may not be available each semi-annual period. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

Where prices or inputs are not available, or, in the judgment of the Adviser, not reliable, valuation approaches based on the facts and circumstances of the particular investment are utilized. Securities that are not publicly traded or for which market prices are not readily available, as the case for a substantial portion of the Company’s investments, are valued at fair value as determined in good faith by the Adviser as the Company’s valuation designee under Rule 2a-5 under the 1940 Act, pursuant to the Company’s valuation policy, and under the oversight of the Board of Trustees (the "Board"), based on, among other things, the input of the Company’s management and the audit committee. In addition, the Adviser has retained independent valuation firms to review the valuations on a rotational basis. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.

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

Reporting Obligations

We are subject to the requirements of Section 13(a) of the Exchange Act, including the rules and regulations promulgated under the Exchange Act. Under the Exchange Act, we are required to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the SEC and to comply with all other obligations of the Exchange Act applicable to issuers filing registration statements pursuant to Section 12(g) of the Exchange Act. We are also subject to the proxy rules in Section 14 of the Exchange Act, and us and our Trustees, officers, principal members and certain other beneficial holders are subject to the reporting requirements of Sections 13 and 16 of the Exchange Act. This information is available on the SEC’s website at www.sec.gov.

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

To maintain qualification for the favorable tax treatment accorded to RICs under Subchapter M of the Code, the Company must, among other things: (1) have an election in effect to be treated as a BDC under the 1940 Act at all times during each taxable year; (2) have filed with its return for the taxable year an election to be a RIC or have made such election for a previous taxable year; (3) derive in each taxable year at least 90% of its gross income from (a) dividends, interest, payments with respect to certain securities loans, and gains from the sale or other disposition of stock or securities or foreign currencies, or other income (including but not limited to gains from options, futures or forward contracts) derived with respect to its business of investing in such stock, securities, or currencies; and (b) net income derived from an interest in certain publicly-traded partnerships that are treated as partnerships for U.S. federal income tax purposes and that derive less than 90% of their gross income from the items described in (a) above (each, a “Qualified Publicly-Traded Partnership”); and (4) diversify its holdings so that, at the end of each quarter of each taxable year of the Company (a) at least 50% of the value of the Company’s total assets is represented by cash and cash items (including receivables), U.S. government securities and securities of other RICs, and other securities for purposes of this calculation limited, in respect of any one issuer to an amount not greater in value than 5% of the value of the Company’s total assets, and to not more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of the Company’s total assets is invested in the securities (other than U.S. government securities or securities of other RICs) of (I) any one issuer, (II) any two or more issuers which the Company controls and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (III) any one or more Qualified Publicly-Traded Partnerships (described in 3(b) above).

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

Adviser and Structure-Related Risks

The Adviser and the Company Have Limited Operating Histories

The Adviser has a limited history acting as an investment adviser for a BDC and there is no assurance that the experience of the personnel working on behalf of the Adviser in connection with loans made or owned by Adviser Parties, the Adviser’s or its affiliates’ clients or others will be applicable to its activities on behalf of the Company. The Company has a limited operating history. There can be no assurance that the Company will achieve its investment objective or avoid substantial losses. While we believe that the past professional experiences of our Adviser’s investment team, including investment and financial experience of our Adviser’s senior management, will increase the likelihood that our Adviser will be able to manage us successfully, there can be no assurance that this will be the case.

Past Performance is Not Indicative of Future Results

There can be no assurance that the past performance of any loans or of any loan portfolio, loan program, investment vehicle or account managed or serviced by the Adviser, Antares Holdings collectively with any of its consolidated subsidiaries or joint ventures whose equity securities or whose subordinated notes or other interests that constitute the economic equity therein, as applicable, are directly or indirectly majority-owned by Antares Holdings (including the Adviser) (each individually referred to as an “Adviser Party”) or the current personnel or authorized persons at any Adviser Party or at predecessor companies or prior places of employment, will be indicative of the results that the Company will achieve or that such past performance over a particular period of time will be indicative of the results that will occur in future periods. Furthermore, the nature of, and risks associated with, the Company’s investments in Portfolio Loans could differ (potentially substantially) from those investments and strategies undertaken in connection with such other loan portfolios, loan programs, investment vehicles or accounts. There can be no assurance that the Company’s investments will perform as well as such past investments, that the Company will be able to avoid losses or that the Company will be able to make investments similar to such past investments. In addition, most of such past investments have been made utilizing a portfolio capital structure (including, at times, leverage), an asset mix and a fee arrangement that are different (and sometimes are substantially different) from the capital structure, asset mix and/or fee arrangement of the Company. All or a portion of such prior results have been achieved in particular market conditions which might not be repeated and which might not fully inform decisions made in existing or future market conditions. In addition, a substantial portion of such prior results relate to loans held for investment on the Adviser Parties' Direct Holdings, loan programs where an Adviser Party and one or more unrelated third parties made investment decisions jointly, loans held by contract investors with respect to which neither the Adviser nor any other Adviser Party provided investment advisory services or loans held by advised clients with respect to which an Adviser Party provided non-discretionary investment advice. Further, a portion of such prior results relate to loans where an affiliate of the Adviser and an unrelated third party made investment decisions jointly rather than the discretionary investment management services being provided by the Adviser to the Company. In addition, all or a portion of such past performance is not reflective of the performance of Portfolio Loans where investment decisions or recommendations are made by the Adviser subject to applicable requirements for BDCs, or principal transactions approval is required under applicable law or any other approvals outside of the control of the Adviser are required. Moreover, because restrictions that govern the Company’s investments do not govern the investments and investment strategies of the Adviser, any other Adviser Party or their respective current personnel or authorized persons generally or the loan origination strategies used to originate loans for the Antares Lending Platform, the Portfolio Loans, and the results they yield, are not directly comparable with, and may differ substantially from, other loan portfolios, loan programs, investment vehicles or accounts managed or serviced by or held by the Adviser, any other Adviser Party and their respective current personnel or authorized persons at prior places of employment. The Adviser is not an arranger, originator or lender. To the extent the term “Antares Lending Platform” is used in such contexts, the Adviser would be excluded.

The Antares Lending Platform operates in its own economic interest and should not be expected to take into account the Company’s interest in making any decisions with respect to a loan; however (as discussed herein), decisions made by the Antares Lending Platform can adversely impact the availability and terms of Portfolio Loans. Historical information relating to loans provided by any Adviser Party to any prospective investor in the Company is indicative only of the historical performance of the relevant loans covered thereby, as applicable. Such information is not intended to provide any assurance to any prospective investor and should not be used to project or predict future performance of the Company or of the Portfolio Loans.

The Portfolio Loans and other investments actually acquired by the Company could be different from those expected to be purchased by the Adviser on behalf of the Company due to credit market conditions, the availability of such Portfolio Loans and other investments, the frequency with which private equity sponsors, obligors or existing lenders request or require, or the underlying loan documents require, the loan arranger (including Antares Capital, when serving in such role) to make loans available to lenders that are not Adviser Parties or the Platform Balance Sheet, determinations with respect to Portfolio Loans and other investments made by Antares Capital or the Antares Lending Platform, changes to the internal policies of the Adviser, consent decisions made by other third parties as could be required under the loan documents and other factors. The actual Portfolio Loans and other investments owned by the Company will change from time to time as a result of, among other things, sales, purchases, prepayments, repayments and restructurings of Portfolio Loans and/or other investments.

The Antares Lending Platform will Not Always Originate Portfolio Loans or Certain Types of Portfolio Loans

There can be no assurance that the Antares Lending Platform will always be in the business of originating loans similar to the Portfolio Loans or to certain types of Portfolio Loans that may be acquired by the Company or will choose to originate those Portfolio Loans on terms that are beneficial to the Company. In such event, the Adviser will be limited by BDC requirements to invest at least 70% of the Company’s assets in “eligible portfolio companies”, and unless otherwise prohibited from doing so, can select Portfolio Loans originated by other loan originators for acquisition by the Company. There can be no assurance that Portfolio Loans originated by other loan originators will perform similarly to Portfolio Loans originated by the Antares Lending Platform or will be approved by the lenders or their administrative agent for inclusion in any credit facility. Additionally, the terms for Portfolio Loans (whether originated by the Antares Lending Platform or another loan originator) could vary.

The Company will Depend on the Managerial Expertise of the Adviser, the Antares Lending Platform and Their Respective Personnel

The shareholders will generally not make decisions with respect to the management, disposition or other realization of any Portfolio Loans. Consequently, the success of the Company’s investments will depend, in large part, on the skill and expertise of the shared personnel of the Adviser who are employees of Antares Capital and who are responsible for originating, underwriting, monitoring and managing loans on behalf of the Adviser Parties' Direct Holdings and on behalf of the Adviser for the Company and other client accounts, including funds, vehicles, joint ventures, loan programs, special purpose entities, warehouses, collateralized loan obligations (“CLOs”), co-investment vehicles, and other entities and accounts sponsored, managed, serviced or advised by the Adviser and its affiliates, including Antares Private Credit Fund and Antares Strategic Credit Fund II LLC (collectively “Other Accounts”).

The Adviser has access to personnel who act as shared personnel of the Adviser Parties and are employees of Antares Capital. Such shared personnel underwrite, monitor and manage loans on behalf of the Adviser Parties' Direct Holdings, on behalf of the Adviser for the Company, and on behalf of the Adviser, and affiliates of the Adviser (including Antares Capital) for Other Accounts. In providing services through the Adviser, such shared personnel are supervised by the Adviser and subject to the Adviser’s compliance policies and procedures, including a code of ethics and applicable provisions of the Advisers Act. There can be no assurance that the current professionals will continue to serve in their current positions, continue to be employed by Antares Capital or made available to the Adviser or continue to be shared personnel or authorized persons of the Adviser and the other Adviser Parties. In addition, individuals not currently associated with any of the Adviser Parties may become associated with the Adviser or other Adviser Parties, and the performance of the Portfolio Loans would then also depend on the financial and managerial experience of such individuals. Although the Adviser’s investment professionals will devote such time as they determine in their discretion is reasonably necessary to fulfill the Adviser’s obligations to the Company, they will not devote all of their professional time to the affairs of the Company. When acting on behalf of the Adviser, such shared personnel will also be providing services to others, including to proprietary accounts of the Adviser Parties and to Other Accounts. When acting on behalf of any particular party, Adviser Parties or Other Accounts, such shared personnel have an obligation to pursue the best interests of the party on whose behalf they are acting at the time, whose interests could diverge from the best interests of the Company. In some cases, this can adversely impact the availability or terms of Portfolio Loans in which the Company ultimately invests.

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

Artificial Intelligence

The Company, the Adviser, the Adviser Parties, the Antares Lending Platform, the borrowers and issuers in which the Company invests and/or the Company’s service providers could benefit from novel uses of artificial intelligence (“AI”), including generative AI, into their businesses and operations. However, there are significant risks involved in utilizing AI, and no assurance can be provided that such use will enhance the businesses or operations, or result in such businesses or operations being more efficient or profitable. For example, AI algorithms could be flawed, insufficient, of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable. AI has also been known to produce false or “hallucinatory” inferences or outputs and AI can present ethical issues and subject users to new or heightened legal, regulatory, ethical, or other challenges. Inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion of AI, could impair the acceptance of AI solutions. If the AI solutions that the Adviser Parties create or use are deficient, inaccurate or controversial, the Adviser Parties and/or the Company could suffer operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on their businesses and financial results. If the party using AI does not have sufficient rights to use the data or other material or content on which its AI solutions or other AI tools rely, such party could also incur liability through the violation of applicable laws, third-party intellectual property, privacy or other rights, or contracts to which they are a party. At this time, the Adviser Parties and the Antares Lending Platform primarily use AI, in the context of their investment activities, to expedite certain tasks that consolidate and synthesize information that is then checked by personnel and informs the investment process but, at this time, the Adviser Parties are not using AI to make investment decisions or as an analytical tool to aid such decisions. The Adviser Parties and the Antares Lending Platform could alter, increase or decrease their use of AI in the future.

In addition, regulation of AI is rapidly evolving worldwide as legislators and regulators are increasingly focused on this emerging technology. The technologies underlying AI and its uses are already subject to a variety of laws, including intellectual property, privacy, data protection and cybersecurity, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other non-U.S. jurisdictions are applying, or are considering applying, their platform moderation, cybersecurity, and data protection laws to AI or are considering general legal frameworks for AI, such as the European Union Artificial Intelligence Act. It is possible that the Company, the Adviser Parties or the Antares Lending Platform or any of their respective affiliates will not be able to anticipate how to respond to these rapidly evolving frameworks, and such parties could be required to expend resources to adjust their activity in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI.

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

There are Investment Limitations Related to Antares Capital’s Environmental, Social and Governance Policy

Loans originated by (i) Antares Capital, as originator and lender of loans, (ii) Antares Capital, as arranger, administrative agent and/or similar capacities for loans, and (iii) the Antares Lending Platform are done so in accordance with Antares Capital’s Environmental, Social and Governance policy (such policy as amended from time to time, the “Antares ESG Policy”). The Antares ESG Policy sets forth the Antares Lending Platform’s principal positions on environmental, social and governance (“ESG”) matters and reviews how ESG factors are incorporated into the Antares Lending Platform’s loan and investment processes. ESG factors that the Adviser evaluates could include: (i) environment, (ii) social capital, (iii) human capital, (iv) business model and innovation, and (v) leadership and corporate governance. In considering the materiality of any ESG factor, the Adviser considers the borrower’s exposure to ESG risk, the borrower’s organizational capacity to mitigate that risk; and the potential outcomes from an adverse ESG event. Generally, ESG factors are informative but not determinative, although there are certain industries in which the Adviser will not invest depending on the specific investor/client, jurisdiction, or investor/client mandate. The Antares Capital Responsible Investment Policy (“RI Policy”) guides portfolio management and general business conduct on the integration of any ESG factors when deemed appropriate. Given the dynamic and evolving nature of ESG issues, the RI Policy is subject to continuous review and subject to change without notice; and its application can vary materially depending on the specific investor or client, jurisdiction, or investor level investment guidelines and requirements. The Adviser and/or its advisory affiliates could offer new or different strategies to current or prospective clients, including private funds or funds of one dedicated to a strategy or which pursue such strategy alongside other investments, such as secondary market acquisition of interests in funds that pursue private credit strategies or direct investment in junior capital instruments, although such investments are not generally within the Company’s expected portfolio profile.

It is possible that the Antares ESG Policy will prevent potential Portfolio Loans from being originated on the Antares Lending Platform or prevent the Company from acquiring certain Portfolio Loans, which could impact the returns of the Company. Except as set forth in the Antares ESG Policy, the Adviser is not required to consider any particular ESG factors in evaluating investments. There is no universally accepted view on ESG standards, and the Adviser’s view as to any ESG factors might not match the view of any particular shareholder.

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

The Company is Subject to Risks Relating to Allocation of Investment Opportunities and Related Conflicts

The Company generally is prohibited under the 1940 Act from participating in certain transactions with its affiliates, including its subsidiaries (including entities that engage in investment activities in securities or other assets that are primarily controlled by the Company), without prior approval of the independent trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of the Company’s outstanding voting securities is an affiliate of the Company for purposes of the 1940 Act, and the Company generally is prohibited from buying or selling any security from or to such affiliate, absent the prior approval of the independent trustees. The 1940 Act also prohibits certain “joint” transactions with certain of the Company’s affiliates, which could include investments in the same issuers (whether at the same or different times), without prior approval of the independent trustees and, in some cases, the SEC. If a person acquires more than 25% of the Company’s voting securities, the Company will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit the Company’s ability to transact business with the Company’s officers or trustees or their affiliates. These prohibitions will affect the manner in which investment opportunities are allocated between the Company and other funds managed by the Adviser or its affiliates. Most importantly, the Company generally is prohibited from co-investing with Other Accounts or affiliates of the Adviser in the Antares Lending Platform-originated loans and financings except pursuant to the co-investment exemptive relief the Company has received from the SEC, which delineates the requirements the Adviser must comply with for the Company to invest with Other Accounts. Accordingly, while the Adviser and its affiliates intend to allocate suitable opportunities among the Company, other accounts and/or affiliates of the Adviser based on the principles described above, the restriction on co-investing with affiliates could significantly limit the scope of investment opportunities available to the Company. In particular, the decision by the Adviser or its affiliates to allocate an opportunity to one or more other investment funds or accounts (each, an “Other Investor”) or to an affiliate of the Adviser, or the existence of a prior co-investment structure, might cause the Company to forgo an investment opportunity that it otherwise would have made. Similarly, the Company generally may be limited in its ability to invest in an issuer in which an Other Investor or affiliate of the Adviser had previously invested. The Company may in certain circumstances also be required to sell, transfer or otherwise reorganize assets in which the Company has invested with other accounts or affiliates of the Adviser at times that the Company may not consider advantageous.

Any such co-investments will be subject to certain conditions, including that co-investments are made in a manner consistent with the Company’s investment objectives and strategies, and the other applicable conditions of the co-investment exemptive relief. Under the terms of the relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent trustees must reach certain conclusions in connection with a co-investment transaction, including that: (i) the terms of the proposed transaction are reasonable and fair to the Company and its shareholders and do not involve overreaching in respect of the Company or its shareholders on the part of any person concerned; and (ii) the transaction is consistent with the interests of the Company’s shareholders and is consistent with the Company’s then-current investment objectives and strategies.

As a result of the relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of Other Accounts. Because investments are allocated across multiple Antares Lending Platform accounts, the Company will at times receive a lower allocation to an investment than desired; likewise, the Company may also be limited in the degree to which it is able to participate in selling opportunities that it may otherwise wish to pursue due to allocations, including non-pro rata allocations, to Other Accounts.

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

The Company’s ability to achieve its investment objective will depend on the Adviser’s ability to identify, invest in and monitor Portfolio Loans. The members of the Adviser’s Investment Committee and the other officers and personnel of the Adviser are engaged in other business activities and will be called upon to provide managerial assistance to Other Accounts managed by the Adviser or by other Adviser Parties and to Platform Balance Sheet Clients. Although such investment professionals will devote such time as is necessary to fulfill the obligations of the Adviser to the Company effectively, as reasonably determined by the Adviser, respectively, they will not devote all of their professional time thereto. In addition, there is no assurance that every member of the Adviser’s Investment Committee will opine on any particular investment opportunity. In particular, (i) the Adviser’s Investment Committee meets with a quorum and reviews and approves a prospective Portfolio Loan, such that it is possible that the Adviser’s Investment Committee will opine on an investment opportunity without receiving input from each member and (ii) members of the Adviser’s Investment Committee can, consistent with the committee’s charter, delegate authority with respect to a prospective Portfolio Loan to another employee of the Adviser or one of its affiliates.

Shareholders and the Board will have the right to terminate the Investment Advisory Agreement. If the Adviser is removed, or resigns, the Company will lose access to additional Loans or other assets originated by the Antares Lending Platform, which represent all of the Company’s portfolio. Additionally, if the Adviser resigns or is removed, the Company may not be able to find a substitute investment adviser or be able to hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms or at all. If the Company is unable to replace the Adviser quickly, its operations are likely to experience a disruption, and its financial condition is likely to be adversely affected. In addition, the coordination of the Company’s internal management and investment activities is likely to suffer if the Company is unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser and the other Adviser Parties. Even if the Company is able to retain comparable management, whether internal or external, transition of management may result in additional costs and time delays that may adversely affect the Company’s financial condition.

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

Investors Need to Seek Independent Advice

None of the Company, the Adviser, any other Adviser Party or the Antares Lending Platform is providing investment, accounting, tax or legal advice in respect of the Common Shares and none of them will have a fiduciary relationship with any investor or prospective investor. No hypothetical performance scenario, modeling run or return analysis that is provided to any prospective investor should be solely relied upon when considering an investment decision.

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

The Common Shares are Not Guaranteed by the Adviser or any other Adviser Party

None of the Adviser, any other Adviser Party or any other person makes any assurance, guarantee or representation whatsoever as to the expected or projected success, profitability, return, performance result, effect, consequence or benefit (including legal, regulatory, tax, financial, accounting or otherwise) to the Company or any shareholder and neither the Company nor the shareholders may rely on any such person for a determination of expected or projected success, profitability, return, performance result, effect, consequence or benefit (including legal, regulatory, tax, financial, accounting or otherwise) to any shareholder.

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

The Company is Subject to Risks Relating to Availability of Financing

Because the Company intends to use leverage and to directly or indirectly incur indebtedness, returns realized by the Company will depend significantly on the availability of such financing and the terms applicable thereto. To the extent the Company cannot obtain financing, the ability of the Company to acquire Portfolio Loans will be restricted and returns to the Company and to the shareholders may be reduced as a result. Similarly, if the financing terms made available thereto are not favorable, or if such financing is available and entered into but subsequently the related lenders do not agree to any requested amendment or, to the extent required or desired, replacement of such terms and/or no refinancing of such credit facility is then available at comparable or better terms, returns to the Company and to its shareholders may be reduced. The Company expects leverage to be available to it under one or more credit facilities. See also “Item 1A. Risk Factors—Risks Relating to Financings by the Company.”

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

The Company is Subject to Risks Relating to Exculpation and Indemnification

The Company is required to indemnify the Adviser, the members of the Board and each other person indemnified under the Declaration of Trust of the Company and the Bylaws of the Company (as amended or restated from time to time, the “Bylaws”) for liabilities incurred in connection with the Declaration of Trust, the Bylaws, the Investment Advisory Agreement and the Company’s activities, except in certain circumstances. Subject to the limits on indemnification under Section 17(h) of the 1940 Act, the Declaration of Trust provides that the Company shall not indemnify such persons to the extent liability and losses are the result of such persons’ negligence or misconduct in the case of an Interested Trustee, officer, employee, sponsor, controlling person or agent of the Company, or gross negligence or willful misconduct in the case of an Independent Trustee. Subject to the limits on indemnification under Section 17(i) of the 1940 Act, the Advisory Agreement provides that the Adviser shall not be protected against any liability to the Company or its shareholders by reason of willful misfeasance, bad faith or gross negligence on the Adviser’s part in the performance of its duties or by reason of the reckless disregard of its duties and obligations. The Company will also indemnify certain service providers, including the Administrator and the Company’s auditors, as well as consultants and sourcing, operating and joint venture partners. Such liabilities may be material and may have an adverse effect on the returns to the Company investors. The indemnification obligation of the Company would be payable from the assets of the Company. The application of the indemnification and exculpation standards may result in Company investors bearing a broader indemnification obligation in certain cases than they would in the absence of such standards. As a result of these considerations, even though such provisions will not act as a waiver on the part of any investor of any of its rights which are not permitted to be waived under applicable law, the Company may bear significant financial losses even where such losses were caused by the negligence or other conduct of such indemnified persons.

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

While the Adviser and its affiliates expect to allocate insurance expenses in a manner it determines to be fair and equitable, taking into account any factors they deems relevant to the allocation of such expenses, because of the uncertainty of whether claims will arise in the future and the timing and the amount that may be involved in any such claim, the determination of how to allocate such expenses may require the Adviser and its affiliates to take into consideration facts and circumstances that are subjective in nature. It is unlikely that the Adviser and its affiliates will be able to accurately allocate the expenses of any such insurance policies based on the actual claims related to a particular client, including the Company. The Company and the Adviser do not intend to separately maintain key person life insurance on any key personnel.

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

The Company is Subject to Risks Associated with Sourcing, Operating or Joint Venture Partners

The Antares Lending Platform has historically, and expects in the future to, work with sourcing, operating and/or joint venture partners, including with respect to particular types of investments or particular sectors or regions. These arrangements may be structured as joint ventures or contractual service provider relationships. In certain circumstances, the Adviser may commit to invest in a pre-agreed amount of investments negotiated by the sourcing partner and/or joint venture partner and/or the Adviser may commit to invest in one or more transactions for which the sourcing partner and/or joint venture partner led the due diligence and negotiation processes and the Adviser is given only a limited opportunity to perform due diligence and participate in negotiation of transactional terms. Company investors should be aware that sourcing, operating and joint venture partners are not expected to owe any fiduciary duties to the Company or the Company investors.

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

The Company is Subject to Risks Relating to Electronic Delivery of Certain Documents

The Company investors will be deemed to consent to electronic delivery or posting to the Administrator’s website or other service of: (i) certain closing documents such as the Declaration of Trust, the Bylaws and the Subscription Agreements; (ii) any notices or communications required or contemplated to be delivered to the Company investors by the Company, the Adviser, or any of their respective affiliates, pursuant to applicable law or regulation; (iii) certain tax-related information and documents; and (iv) drawdown notices and other notices, requests, demands, consents or other communications and any financial statements, reports, schedules, certificates or opinions required to be provided to the Company investors under any agreements. There are certain costs and possible risks associated with electronic delivery. Moreover, the Adviser cannot provide any assurance that these communication methods are secure and will not be responsible for any computer viruses, problems or malfunctions resulting from the use of such communication methods. See “Item 1A. Risk Factors—Adviser and Structure-Related Risks—The Company is Dependent on Information Systems and Subject to Risks Relating to Cybersecurity.”

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

The Board May Make Certain Changes in the Company’s Investment Objective, Operating Policies or Strategies Without Prior Notice or Investor Approval

The Company’s Board has the authority to modify or waive certain of the Company’s operating policies and strategies without prior notice (except as required by the 1940 Act) and without investor approval. However, absent investor approval, the Company may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC. Under Delaware law, the Company also cannot be dissolved without prior investor approval. The Company cannot predict the effect any changes to its current operating policies and strategies would have on its business, operating results and value of its Common Shares. Nevertheless, the effects may adversely affect the Company’s business and impact its ability to make distributions.

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

The Company is Subject to Risks Relating to Distributions

The Company intends to pay monthly distributions to shareholders out of assets legally available for distribution. The Company cannot guarantee that it will achieve investment results that will allow it to make a specified level of cash distributions or year-to-year increases in cash distributions. If the Company is unable to satisfy the asset coverage test applicable to it as a BDC, or if the Company violates certain debt financing agreements, its ability to pay distributions to shareholders could be limited. All distributions will be paid at the discretion of the Company’s Board and will depend on the Company’s earnings, financial condition, maintenance of RIC status, compliance with applicable BDC regulations, compliance with debt financing agreements and such other factors as the Board may deem relevant from time to time. The distributions the Company pays to investors in a year may exceed the Company’s taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.

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

The Board has the Discretion to Not Repurchase Common Shares, to Suspend the Share Repurchase Program, and to Cease Repurchases

Our Board may amend, suspend or terminate the share repurchase program at any time in its discretion. You may not be able to sell your shares at all in the event our Board amends, suspends or terminates the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our Declaration of Trust or otherwise to effect a liquidity event at any time. We will notify you of such developments in our quarterly reports or other filings. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The share repurchase program has many limitations and should not be relied upon as a method to sell shares promptly or at a desired price.

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

The Company is Subject to Risks Relating to Material Non-Public Information

As described under the heading “Conflicts of Interest” from time to time, the Adviser, other Adviser Parties and the Antares Lending Platform, the equity owners of each, including each of the Canada Pension Plan Investment Board and Northleaf Star Holdings LP, (and each such equity owners’ other subsidiaries and companies in which they own some or all of the equity interests, collectively, the “Parent Companies”), and other affiliates (and the officers and personnel of any of the foregoing) may come into possession of material non-public information that would limit the ability of the Company to buy and sell Portfolio Loans. The investment flexibility of the Company may be constrained as a consequence of the Adviser’s inability to take certain actions because of such information. The Company will lose investment opportunities if it is unable to acquire an investment because the Adviser, other Adviser Parties, the Antares Lending Platform, the Parent Companies, or other affiliates (or the officers or other personnel of any of the foregoing) have obtained material non-public information which prevents such acquisition. Although the Adviser and its affiliates have adopted some informational walls, not all information is subject to such walls and there can be no guarantee that a wall will be effective. For example, with respect to information on secondaries, information obtained by another Adviser Party in the course of managing investments in secondaries will not be shared with the other Adviser Parties, which information could be informative to the management and valuation of any such investment managed by other Advisers, but will not be shared, which could be to the detriment of the Company. The Company may experience losses if it is unable to sell an investment that it holds because the Adviser, another Adviser Party, the Antares Lending Platform, a Parent Company, or other affiliates (or the officers or other personnel of any of the foregoing) have obtained material non-public information, which losses will reduce returns to and could cause losses for the shareholders.

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

The following table illustrates the effect on return to a holder of our Common Shares of the leverage created by our use of borrowing at the weighted average stated interest rate of 6.02% (excluding deferred financing costs, deferred issuance costs and unused fees) as of December 31, 2025, together with (a) our total value of net assets as of December 31, 2025; (b) approximately $2,148.4 million in aggregate principal amount of indebtedness outstanding as of December 31, 2025 and (c) hypothetical annual returns on our portfolio of minus 10% to plus 10%.

	Assumed Return on Portfolio (Net of Expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding Return to Common Shareholders (2)	-27.78%	-17.09%	-6.41%	4.28%	13.10%

(1)
The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2025. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2025.
(2)
In order to compute the “Corresponding Return to Common Shareholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets at December 31, 2025 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 6.02% by the approximately $2,148.4 million of principal debt outstanding) is subtracted to determine the return available to shareholders. The return available to shareholders is then divided by the total value of our net assets as of December 31, 2025 to determine the “Corresponding Return to Common Shareholders. Return is assumed to be sourced by net investment income and is correspondingly adjusted for incentive fees on income above the preferred return.

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

Certain Investment Risks

The Company is Subject to Risks Associated with its Investment Strategy

The success of the Company’s investment activities depends on the Adviser’s ability to identify opportunities for attractive risk-adjusted returns on invested capital, which is dependent in part on the market for available capital for middle market companies. Identification of these opportunities involves uncertainty. No assurance can be given that the Adviser will be able to successfully locate investment opportunities, or if such opportunities are located, that they will be available for allocation to the Company or that, for Portfolio Loans sourced by the Antares Lending Platform, or the Board, when required, will consent to or approve the purchase thereof. In addition, any credit facility is expected to, place restrictions on the Adviser’s ability to cause the Company to buy and/or sell loans as well as the timing for acquiring loans.

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

General Economic Conditions May Affect the Ability of the Company to Make Distributions to the Shareholders

The ability to effectuate the investment strategy of the Company and to make distributions to the shareholders will depend in part on general economic conditions and the financial health of the Portfolio Loan borrowers. Negative trends or volatility in economic conditions generally or in particular financial and credit markets are likely to increase the number of non-performing Portfolio Loans and decrease the value and collectability of the Portfolio Loans. In particular, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or the current ongoing conflict between Russia and Ukraine and the escalating conflict in the Middle East, and the rapidly evolving measures in response, could lead to disruption, instability and volatility in the global markets. It is difficult to predict which markets, products, businesses and assets will be affected by particular economic or business conditions (or to what degree the health of particular markets or industries are dependent on monetary policies by central banks, particularly the U.S. Federal Reserve). There is no assurance that conditions in the credit and other financial markets will be or remain stable and will not have deteriorated or in the future deteriorate at any time and there is now and in the future a material possibility that economic activity will be volatile and/or has slowed or slow over the moderate to long term. See “Item 1A. Risk Factor —The Company is Subject to Risks Relating to Infectious Disease and Pandemics.” A decrease in market value of the Portfolio Loans would also adversely affect the sale proceeds that could be obtained upon the sale of the Portfolio Loans and could result in losses, negatively impact returns to shareholders and ultimately affect the ability of the Company to make distributions to the shareholders.

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

The Company is Subject to Risks Relating to General Economic Conditions

Loans are subject to credit and interest rate risks. Credit risk refers to the likelihood that an obligor will default in the payment of principal or interest on a loan. Financial strength and solvency of an obligor are the primary factors influencing credit risk. In addition, lack or inadequacy of collateral or credit enhancement for a loan may affect its credit risk. Credit risk may change over the life of a loan and loans that are rated by rating agencies are often reviewed and may be subject to downgrade. Interest rate risk refers to the risks associated with market changes in interest rates. Interest rate changes may affect the value of a loan indirectly (especially in the case of fixed rate obligations) or directly (especially in the case of loans whose rates are adjustable). In general, in a period of declining interest rates, it is expected that certain obligations to be paid off by the obligor more quickly than originally anticipated, and the Company would have to invest the proceeds in investments with lower yields. In periods of falling interest rates, the rate of prepayments has historically tended to increase (as does price fluctuation) as borrowers are motivated to pay off debt and refinance at new lower rates. During such periods, the Company would expect reinvestment of the prepayment proceeds by the Company to generally be at lower rates of return than the return on the investments that were prepaid.

Conversely, rising interest rates will negatively impact the price of a fixed rate loan and falling interest rates will have a positive effect on price. Adjustable rate loans also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including the index chosen, frequency of reset and reset caps or floors, among other factors). Interest rate sensitivity is generally more pronounced and less predictable in loans with uncertain payment or prepayment schedules.

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

In some cases, the Adviser’s Parent Companies invest in Portfolio Loans that are suitable for the Company. Such Parent Companies could invest indirectly alongside the Company and other clients of the Adviser or the Adviser’s affiliates through their interest in the Platform Balance Sheet Client or could seek to invest either in concert with, or independently of, the Company and other clients of the Adviser or the Adviser’s affiliates. In cases where the Parent Companies pursue an opportunity independently, the Company could, but will not necessarily, also pursue such opportunity.

The Company May Operate in a Period of Capital Markets Disruption, Significant Volatility and Economic Uncertainty

From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular, as well as increasing volatility and illiquidity in the markets generally. The duration and ultimate effect of such market conditions cannot be accurately forecasted. Extreme uncertainty regarding economic markets may result in declines in the market values of potential investments and declines in the market values of investments after they are made or acquired by the Company and affecting the potential for liquidity events involving such investments or Portfolio Companies. During periods of market disruption, Portfolio Companies may be more likely to seek to draw on unfunded commitments the Company has made, and the risk of being unable to fund such commitments is heightened during such periods. Applicable accounting standards require the Company to determine the fair value of its investments as the amount that would be received in an orderly transaction between market participants at the measurement date. While most of the Company’s investments are not publicly traded, as part of the Company’s valuation process the Company considers a number of measures, including comparison to publicly traded securities. As a result, volatility in the public capital markets can adversely affect the Company’s investment valuations.

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

The Company is Subject to Inflation Risks

Certain of our Portfolio Companies may be impacted by inflation. If such Portfolio Companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and their ability to pay interest and principal on our loans. In addition, any projected future decreases in our Portfolio Companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

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

It is Anticipated that All or Most of the Portfolio Loans will be Sourced by Adviser Parties

Except to the extent otherwise permitted by the Company’s investment criteria, since it is anticipated that all or most of the Portfolio Loans will be sourced through the Antares Lending Platform, the Company will be relying on the performance of the loan origination business of the Antares Lending Platform and the relevant Adviser Parties in general for both the types of Portfolio Loans and the quality of such Portfolio Loans, and for other related services including, without limitation, access to market deal flow, credit diligence and portfolio administration, accounting, tax, human resources, information technology and legal/compliance support. Therefore, a decline in the business and other business activity of the Antares Lending Platform could have adverse consequences for the Company and the shareholders. There can be no assurance that the Antares Lending Platform will source loans of equal or better quality than those sourced by them in the past. If the Antares Lending Platform suffers from a decline in business, or loosens its credit standards, the loans sourced thereby may suffer in credit quality. In order to maintain levels of business activity and/or profitability, the Antares Lending Platform may make concessions to obligors on loans. In addition, there is no assurance that the Antares Lending Platform will continue to source loans that fit the Company’s investment strategy or originate them in the same volume. Under such circumstances the size or performance of the Company’s portfolio could be expected to be adversely affected.

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

The Company will Have Limited Consent and Control Rights with Respect to the Loan Facilities of Which the Portfolio Loans Are a Part

As a lender in a loan facility that has multiple lenders, the Company will have limited consent and control rights, and such rights may not be effective in view of the expected proportion of such obligations held thereby as compared to the other lenders. In all instances, the Company will own less than a majority of the related loan(s) of which the Portfolio Loans are a part and will not control decision making by the required lenders under the related credit facility documents except to the extent that such documents require the consent of all lenders. If the consent of all lenders is required for a modification, most credit facility documents provide that the loan of any lender failing to so consent may be redeemed by the obligor or purchased by an existing or new lender, in either such case at par together with accrued interest. If the Company is a non-consenting lender, the related Portfolio Loan may be sold under such circumstances and there can be no assurance that the Adviser will be permitted or able to redeploy any sale or redemption proceeds received in connection therewith in Portfolio Loans having the same or a better yield or average life as any such Portfolio Loan so prepaid or sold, or at all, which may adversely affect the Company’s expected return. To the extent that the Antares Lending Platform, any joint venture in which the Antares Lending Platform participates or any other person owns portions of such loans or Antares Lending Platform is interested in maintaining a performing loan as part of the Adviser Parties' Direct Holdings and good business relations with the related obligor and its sponsor (as opposed to having a competitor in the loan market provide the desire loan to the obligor), they may act in their own interests in connection therewith without considering the interests of the Company. See “Item 1A. Risk Factors—Risks Relating to Portfolio Loans—The Company is Subject to Risks Related to Repricing” and “Item 13. Certain Relationships and Related Transactions, and Trustee Independence —Potential Conflicts of Interest.”

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

The Portfolio Loans are expected to consist primarily of agented loans. Under the loan documents with respect to agented loans, a financial institution or other entity may be designated as the administrative agent, loan agent and/or collateral agent or a person acting in a similar capacity. Under these arrangements, the obligor typically grants a lien to the collateral agent on behalf of the lenders and the obligor makes payments to the administrative agents, which distributes obligor payments to the related lenders including the Company. Such administrative agent may also collect advances made by the lenders and pays them over to the obligor in connection with the closing of the related Portfolio Loan and thereafter with respect to advances on revolving loans and delayed draw loans. Such administrative agents typically receive such payments into and distribute them from a commingled account. Certain decisions with respect to the related Portfolio Loan may be made by the administrative agent on behalf of the lenders under the related loan documents. An Adviser Party is expected to be the administrative agent with respect to most or all of the Portfolio Loans, subject to the terms of the related loan documents, which gives rise to certain conflicts of interest.

Risks related to agented loans include the possibility that a loan agent may become bankrupt or insolvent. Such an event would delay, and possibly impair, any enforcement actions undertaken by the related lenders such as the Company, including attempts to realize upon the collateral securing the Portfolio Loan and/or directing the applicable agent to take actions against the related obligor or the collateral securing a Portfolio Loan and taking actions to realize on proceeds or payments made by obligor that are in the possession or control of such agent. In addition, agented Portfolio Loans typically allow for agents to resign with certain advance notice. Such Portfolio Loans may not, however, contain provisions for the lenders to remove agents thereunder. Therefore, under circumstances where removal of an agent would be in the best interests of the lenders (including the Company), the applicable loan documents would have to be amended by the lenders holding the requisite amount of the associated indebtedness with the agreement of one or more agents (which may not be forthcoming) to remove an agent thereunder. Further, if an agented loan is a revolving loan or a delayed draw loan, there is the possibility of other lenders failing to satisfy their funding commitment, which could result in a dispute. Any such actions could expose the Company to losses with respect to the related Portfolio Loan

.

The Company is Subject to Risks Related to Fraud or Misrepresentation in the Investment Process

The Company is subject to risks related to fraud or misrepresentation in the investment process. Any investment in an issuer carries the risk that the issuer will make a material misrepresentation or omission in connection with the investment. Such inaccuracy or incompleteness could adversely affect, among other things, the valuation of collateral underlying loans or other debt obligations, the Company’s ability to perfect or effectuate a lien on the collateral securing a loan or other debt obligation, the financial condition of the issuer or the business prospects of the issuer. The Company, as well as subsidiaries through which the Company may obtain indirect leveraged exposure to the underlying obligors or issuers of underlying loans, will rely upon the accuracy and completeness of representations made by the underlying obligors or issuers to the extent reasonable. However, there can be no guarantee that these representations are accurate or complete.

The Company is Subject to Risks Relating to Liability Management Transactions

Recent developments in liability management transactions by borrowers may increase in prevalence. Such techniques include, without limitation, borrowers (and sometimes a subset of existing creditors) taking advantage of flexibility provided in underlying loan documentation and limited lender protections, and borrowers seeking to raise priming debt or structurally senior debt secured by all or a portion of the existing collateral whether through up-tier cashless debt exchanges or through asset drop-down transactions while subordinating existing creditors to a subset of participating creditors. In such transactions, the existing debt of the subset of participating creditors may be exchanged at a higher exchange rate than the debt of the non-participating creditors, resulting in the participating creditors realizing increased recovery prospects which are greater than, and at the expense of, the remaining existing creditors. To the extent the Company acquires a Portfolio Loan and subsequently is unable to participate in an up-tier cashless loan exchange, an asset drop-down transaction or another form of a liability management transaction, it may not realize the same recovery prospects on such Portfolio Loan as the participating lenders in such transactions.

The Company is Subject to Collateral Risk

The collateral and security arrangements in relation to such secured obligations as the Company may invest in will be subject to such security or collateral having been correctly created and perfected and any applicable legal or regulatory requirements that may restrict the giving of collateral or security by an obligor, such as, for example, thin capitalization, over-indebtedness, financial assistance and corporate benefit requirements. If the Portfolio Loans do not benefit from the expected collateral or security arrangements, this may adversely affect the value of or, in the event of default, the recovery of principal or interest from such Portfolio Loans held by the Company. Accordingly, any such failure to properly create or perfect collateral and security interests attaching to the Portfolio Loans could have a material adverse effect on the performance of the Company, and, by extension, the Company’s financial condition, results of operations and the value of the Common Shares. A component of the Adviser’s analysis of the desirability of acquiring a given Portfolio Loan relates to the estimated residual or recovery value of such investments in the event of the insolvency of the obligor. This residual or recovery value will be driven primarily by the value of the anticipated future cash flows of the obligor’s business and by the value of any underlying assets constituting the collateral for such Portfolio Loan. The anticipated future cash flows of the obligor’s business and the value of collateral can, however, be extremely difficult to predict as in certain circumstances market quotations and third party pricing information may not be available. If the recovery value of the collateral associated with the Portfolio Loans held by the Company decreases or is materially worse than expected by the Adviser, such a decrease or deficiency may affect the value of the Portfolio Loans held by the Company. Accordingly, there may be a material adverse effect on the performance of the Company, and, by extension, the Company’s financial condition, results of operations and the value of the Common Shares.

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

A portion of the Portfolio Loans may consist of senior secured loans that have a first lien on the related obligor’s assets and where the related obligor has a super-priority revolving or term loan facility that will, in a default scenario, be paid prior to such Portfolio Loan. For such Portfolio Loans, if the super-priority revolving or term loan facility provides significant leverage to the obligor, then the risks relating to the Company’s lien on the obligor’s assets may be similar to the risks relating to second lien loans. In such cases, the creditors holding the super-priority revolving or term loan facility will have a senior priority over Portfolio Loans with respect to the related obligor’s assets. To the extent that the Antares Lending Platform, any joint venture in which the Antares Lending Platform participates or any other person owns portions of such super-priority loans, they may act in their own interests in connection therewith without considering the interests of the Company.

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

The Company (or the Adviser on its behalf) and/or any Adviser Party other than the Adviser may participate on committees formed by creditors to negotiate the management of financially troubled obligors that may or may not be in bankruptcy or may seek to negotiate directly with such obligors with respect to restructuring issues. If the Adviser, on behalf of the Company, does join a creditors’ committee, the participants of the committee would be interested in obtaining an outcome that is in their respective individual best interests and there can be no assurance of obtaining results most favorable to the Company in such proceedings. By participating on such committees, the Company may be deemed to have duties to other creditors represented by the committees, which might expose the Company to liability to such other creditors who disagree with the Company’s actions. Furthermore, by participating on such committees, the Company may be contractually obligated to hold the related Portfolio Loan even if the Adviser, on behalf of the Company, believes it would be in the best interests of the Company to sell. In addition, the Adviser, its affiliates or Other Accounts may also have or acquire equity securities or debt obligations of companies who are obligors of Portfolio Loans held by the Company, and may have interests different from or adverse to those of the Company with respect to its Portfolio Loans. The Company and the Adviser and/or its affiliates may be on any such committee representing such different interests, which may result in conflicts of interest as described in “Item 7. Certain Relationships and Related Transactions, and Trustee Independence —Potential Conflicts of Interest.”

The Company is Subject to Risks Related to Repricing

If prevailing credit spreads tighten, an obligor of a Portfolio Loan and its private equity sponsor may be incentivized to try to negotiate more favorable pricing and other terms under such Portfolio Loan to better reflect the then current market pricing and terms or may repay the Portfolio Loan and seek alternative financing with other lenders on then-prevailing market pricing and terms. As a result, Portfolio Loans may be repaid prior to their scheduled maturity and may be replaced with other Portfolio Loans with lower pricing or terms less favorable to the Company or not replaced at all. Alternatively, the existing Portfolio Loans may be modified or amended to provide the Company with less favorable pricing or terms. The Adviser Parties and the Antares Lending Platform may, and frequently will, have an incentive to agree to such a repricing, modification and/or amendment to retain the loan as part of the Antares Direct Holdings (or, in the case of the Adviser, to retain the loan on the Company’s balance sheet) and/or strengthen its business relationship with the obligor or the private equity sponsor. In addition, to the extent that the Antares Lending Platform, an Adviser Party (other than the Adviser) or one or more of their respective affiliates holds an equity interest in the related obligor, there is an incentive for such persons to agree to or to propose such a repricing, modification and/or amendment, although since the Antares Lending Platform and such other related persons have in the past acquired and expect in the future to acquire only de minimis equity interests, if any, in some (but not all) obligors or their direct or indirect equity owners, the Adviser does not expect any such equity interest in an obligor or any owner thereof to outweigh the significantly larger economic interests of the Antares Lending Platform and such other related persons as lenders to the obligor. There can be no assurance that Portfolio Loans will be held to maturity or that Portfolio Loans may not be modified or amended to provide lower pricing and other less favorable terms, and in either case that these occurrences will not adversely affect the returns of the Company. See also “Item 13. Certain Relationships and Related Transactions, and Trustee Independence —Potential Conflicts of Interest.”

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

Changes in the Interest Rate on a Portfolio Loan May Impact the Company

The Portfolio Loans will bear interest at floating interest rates. If interest rates decline, obligors may refinance their Portfolio Loans at lower interest rates which could shorten the average life thereof and reduce the Company’s expected returns with respect thereto, particularly if the Company is not then able to directly or indirectly invest in other Portfolio Loans with an equal or greater interest rate and average life. Any bankruptcy or insolvency of an obligor under a Portfolio Loan will also have an adverse effect on its value and/or rating for purposes of various tests and triggers under a related portfolio credit facility which could have a material adverse effect on the Company and could result in losses and/or reduced returns to the Company and the shareholders. Conversely, if the interest rates increase, periodic interest obligations owed by the related obligors will also increase. As prevailing interest rates increase, some obligors may not be able to make the increased interest payments on Portfolio Loans or refinance their balloon Portfolio Loans, resulting in payment defaults. Any payment default of an obligor under a Portfolio Loan will also have an adverse effect on its value and/or rating for purposes of various tests and triggers under a related portfolio credit facility which could have a material adverse effect on the Company and could results in losses and/or reduced returns to the Company and the shareholders.

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

The Company is Subject to the Risk of Third-Party Litigation

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

The Company’s Ability to Enter into Transactions Involving Derivatives and Financial Commitment Transactions May be Limited

Rule 18f-4 under the 1940 Act, governs the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (including reverse repurchase agreements and similar financing transactions). Under the rule, BDCs that make significant use of derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program, testing requirements, and requirements related to board reporting. These requirements will apply unless the BDC qualifies as a “limited derivatives user,” as defined in the rule. Under the rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a Portfolio Company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Under the rule, when the Company trades reverse repurchase agreements or similar financing transactions, including certain tender option bonds, the Company needs to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness (e.g., bank borrowings, if applicable) when calculating our asset coverage ratio. The Company currently operates as a “limited derivatives user,” and these requirements may limit the Company’s ability to use derivatives and/or enter into certain other financial contracts.

The Company is Subject to Risks Relating to Publicly Traded Securities

Although not the investment focus of the Company, the Company can hold public securities including in circumstances where a Portfolio Company and/or one of its subsidiaries consummates an initial public offering or is acquired by a special purpose acquisition company (a “SPAC”) while the Company holds its equity investment or the Company otherwise receives public securities in connection with an exit transaction or similar event involving an equity investment. Investments in public Portfolio Companies subject a Company to risks that could differ in type or degree from those involved with investments in privately held companies. Such risks include, without limitation, movements in the stock market and trends in the overall economy, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on the ability of the Company to dispose of such securities at certain times (including due to the possession by the Company or Adviser of material non-public information), increased likelihood of shareholder litigation against such companies’ board members, which could include Antares Lending Platform personnel, regulatory action by the applicable regulator and increased costs associated with each of the aforementioned risks.

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

The Company is Subject to Risks Relating to Volatility in the Technology Industry

The market prices and values of companies operating in the technology industry - including application software, system software and consumer and business services companies - tend to exhibit a greater degree of risk and volatility than other types of investments. These companies may fall in and out of favor with the public and investors rapidly, which may cause sudden selling and dramatically lower market prices. These companies also may be affected adversely by changes in technology, consumer and business purchasing patterns, short product cycles, falling prices and profits, government regulation, lack of standardization or compatibility with existing technologies, intense competition, aggressive pricing, advances in artificial intelligence and machine learning, dependence on copyright and/or patent protection and/or obsolete products or services. Certain technology-related companies may face special risks that their products or services may not prove to be commercially successful. Technology-related companies are also strongly affected by worldwide scientific or technological developments. As a result, their products may rapidly become obsolete. Companies in the application software industry, in particular, may also be negatively affected by the decline or fluctuation of subscription renewal rates for their products and services, which may have an adverse effect on profit margins. Companies in the systems software industry may be adversely affected by, among other things, actual or perceived security vulnerabilities in their products and services, which may result in individual or class action lawsuits, state or federal enforcement actions and other remediation costs. Such companies are also often subject to governmental regulation and may, therefore, be adversely affected by governmental policies. In addition, a rising interest rate environment tends to negatively affect technology and technology-related companies. Those technology or technology-related companies seeking to finance their expansion would have increased borrowing costs, which may negatively impact their earnings. Technology-related companies are often smaller and less experienced companies and may be subject to greater risks than larger companies, such as limited product lines, markets and financial and managerial resources. These risks may be heightened for technology companies in foreign markets.

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

Federal Income Tax Risks

The Company is Subject to RIC Qualification Risks

To maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet annual distribution, income source and asset diversification requirements. If we do not maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

The Company May Experience Difficulty with Paying Required Distributions

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as zero coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not maintain RIC tax treatment and thus may become subject to corporate-level income tax. The resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

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

If the Company Is Not Treated as a “Publicly Offered Regulated Investment Company,” as Defined in the Code, the Company’s Shareholders That Are Individuals, Trusts or Estates Will Be Taxed as Though They Received a Distribution of Some of the Company’s Expenses

The Company does not expect to be treated initially as a “publicly offered regulated investment company.” Until and unless we are treated as a “publicly offered regulated investment company” as a result of either (1) Common Shares and our preferred shares collectively being held by at least 500 persons at all times during a taxable year, (2) Common Shares are continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (3) Common Shares being treated as regularly traded on an established securities market, each U.S. shareholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from us in the amount of such U.S. shareholder’s allocable share of the management and incentive fees paid to our investment adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. shareholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. shareholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. shareholder’s miscellaneous itemized deductions exceeds 2% of such U.S. shareholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code.

Legislative or Regulatory Tax Changes Could Adversely Affect Investors

At any time, the U.S. federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our Common Shares or the value or the resale potential of our investments. Recently enacted tax legislation, commonly known as the "One Big Beautiful Bill Act," extended many of the tax law provisions that were set to expire in 2025 and included certain new provisions (and other amendments) to the Code. Investors are urged to consult with their own tax advisors with respect to the impact of the legislative changes on an investment in the Common Shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Assessment, Identification, and Management of Cybersecurity Risks

The Company has processes in place to assess, identify and manage material risks from cybersecurity threats. We rely on the cybersecurity strategy implemented by the Adviser and the Adviser Parties, the providers of our technology services. The Adviser manages the Company’s day-to-day operations and has implemented, together with the Adviser Parties, a firm-wide cybersecurity program that applies to the Company and its operations. References in this Item 1C to (i) any programs or processes of the Adviser shall be deemed to refer to any firm-wide programs and/or processes that have been implemented by the Adviser Parties, and (ii) any actions of the Adviser shall be deemed to refer to actions of the Adviser Parties and/or the Adviser, as the context may require.

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

Oversight of Cybersecurity Risk

Cybersecurity risk oversight at the Adviser Parties is embedded within a governance structure that includes board-level engagement, cross-functional collaboration, and continuous monitoring of key cyber risk indicators.

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

Holders

As of March 19, 2026 there were 3,179 holders of record of our Common Shares. Please see “Item 12. Security Ownership of Certain Beneficial Owners and Management” for additional disclosure regarding the holders of our Common Shares.

Distributions

The Company expects to pay distributions on a monthly basis. Any distributions we make will be at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs and general financial condition and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.

Our Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of our investment company taxable income.

There is no assurance we will pay distributions in any particular amount, if at all. We may fund any distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings or return of capital, and we have no limits on the amounts we may pay from such sources. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including how quickly we invest the proceeds from this and any future offering and the performance of our investments. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of the Private Offering will result in us having less funds available to acquire investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your Common Shares.

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

We have elected to be treated, and intend to qualify annually thereafter, as a RIC under the Code. To maintain RIC tax treatment, we must distribute at least 90% of our investment company taxable income (net ordinary taxable income and net short-term capital gains in excess of net long-term capital losses), if any, to our shareholders. A RIC may satisfy the 90% distribution requirement by actually distributing dividends (other than capital gain dividends) during the taxable year. In addition, a RIC may, in certain cases, satisfy the 90% distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M of the Code. If a RIC makes a spillback dividend, the amounts will be included in a shareholder’s gross income for the year in which the spillback dividend is paid.

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

Dividend Reinvestment Plan

The Company has adopted a distribution reinvestment plan, pursuant to which the Company reinvests all cash distributions declared on behalf of the Company’s shareholders who do not elect to receive their distributions in cash. As a result, if the Board authorizes and declares a cash distribution, then the shareholders who have enrolled in the distribution reinvestment plan will have their cash distributions automatically reinvested in additional Common Shares, rather than receiving the cash distribution. The Company expects to use newly issued shares to implement the distribution reinvestment plan. Distributions on fractional shares are credited to each participating shareholder’s account to three decimal places.

Share Repurchase Program

The Company has commenced a share repurchase program, in which the Company intends to repurchase, semi-annually, up to 7.5% of the Common Shares outstanding (either by number of Common Shares or aggregate net asset value) as of the close of the previous semi-annual period. The Company’s Board of Trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of the Company and the best interest of the Company’s shareholders. As a result, share repurchases may not be available each semi-annual period. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under our share repurchase program, to the extent we offer to repurchase shares in any particular semi-annual period, we expect to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable semi-annual period, except that shares that have not been outstanding for at least six months from the end of the Non-Tender Period (as defined herein) will be subject to an early repurchase deduction of 5%. Shareholders are required to agree pursuant to the terms of the Subscription Agreement that they will not tender Shares in a tender offer with a valuation date that is within the 12-month period following the issue date of such tendered Shares (the “Non-Tender Period”). The early repurchase deduction will reduce the repurchase proceeds. The Early Repurchase Deduction may be waived, at our discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders.

The following table summarizes the total shares repurchased that were validly tendered and not withdrawn in tender offers under the share repurchase program during the year ended December 31, 2025. There were no shares repurchased under the share repurchase program during the year ended December 31, 2024.

Repurchase Deadline Request	Percentage of Outstanding Common Shares Offered to Repurchase (1)	Repurchase Pricing Date	Amount Repurchased	Number of Common Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)
December 23, 2025	7.50%	December 31, 2025	$66,561	2,618,441	3.94%
(1)
Percentage is based on total shares outstanding as of the close of the previous semi-annual period. All repurchase requests were satisfied in full.

Senior Securities

Information about our senior securities is shown in the following table for the fiscal years ended December 31, 2025 and 2024 (dollar amounts in thousands):

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
SG Facility
December 31, 2025	$1,028,014	$1,937.7	—	N/A
December 31, 2024	666,393	2,357.6	—	N/A
Revolving Credit Facility
December 31, 2025	$620,378	$1,937.7	—	N/A
December 31, 2024	251,884	2,357.6	—	N/A
2025 Notes (5)
December 31, 2025	$500,000	$1,937.7	—	N/A
(1)
Total amount of each class of senior securities outstanding at the end of the period presented.
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
(5)
Represents $500,000 principal outstanding of 2025 Notes.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the 1940 Act as of January 19, 2024. We also have elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We are a private, perpetual-life BDC, which is a BDC whose common shares of beneficial interest (“Common Shares”) are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration whose Common Shares are intended to be sold monthly on a continuous basis at a price generally equal to our net asset value (“NAV”) per Common Share. Formed as a Delaware statutory trust on August 31, 2023, we are externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (“SEC”).

Our investment objective is to provide risk-adjusted returns and current income to shareholders by investing primarily in loans to U.S. borrowers.

Our investment strategy focuses primarily on private credit investments structured as Portfolio Loans to U.S. borrowers. A “Portfolio Loan” is a senior secured loan, which may be first lien, second lien or unitranche loan, consisting of term loans and/or related delayed draw term loans and/or revolving loans, and each tranche of a senior secured loan acquired by us is referred to as a Portfolio Loan. We acquire Portfolio Loans that have been sourced and underwritten (i.e., evaluated for associated potential risks) by Adviser Parties or by other loan originators that can include, among others, joint ventures in which one or more Adviser Parties have interests. A Portfolio Loan is one that we may generally hold on its own or in a group with other Adviser Parties advised funds and accounts and/or third-party investors. Portfolio Loans are generally expected to have an average contractual term of five to seven years, with an expected life typically between three to four years. Unitranche loans represent a hybrid loan structure that combines senior debt and subordinated debt into one loan.

While our investment strategy primarily focuses on companies in the U.S., we also intend to leverage the Antares Lending Platform’s global presence to invest in companies in Canada, Europe and other locations outside the U.S., subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies”. Our subsidiaries’ (including entities that engage in investment activities in securities or other assets that are primarily controlled by us) principal investment strategies and associated principal risks will be consistent with our principal investment strategies and associated principal risks. We may also invest in preferred equity, or our debt investments may be accompanied by equity-related securities (such as options or warrants) and/or select common equity investments.

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

To seek to enhance our returns, we intend to employ leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the limitations set forth in the 1940 Act, which currently allows us to borrow up to a 2:1 debt to equity ratio. We intend to use leverage in the form of borrowings, including loans from certain financial institutions and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase the total capital available for investment by us.

Revenues

We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semi-annually. In some cases, some of our investments may provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally become due at the maturity date. In addition, we may generate revenue from various fees in the ordinary course of business such as in the form of structuring, consent, waiver, amendment, syndication and other miscellaneous fees. Original issue discounts and market discounts or premiums are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amounts.

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
•
our allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) our chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for us; and (iii) any internal audit group personnel of the Adviser or any of its affiliates; and
•
all other expenses of our operations, administration and transactions (which may be directly incurred by us or allocated among us and the Adviser’s other clients).

From time to time, the Adviser or its affiliates may pay third-party providers of goods or services. We reimburse the Adviser such affiliates thereof for any such amounts paid on our behalf. From time to time, the Adviser may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses are ultimately borne by our shareholders, unless waived.

Portfolio and Investment Activity

As of December 31, 2025, we had investments in 419 portfolio companies across 46 industries. Based on fair value as of December 31, 2025, approximately 99.56% of our debt portfolio was invested in debt bearing a floating interest rate (e.g. the Secured Overnight Financing Rate, (“SOFR”), which primarily is subject to interest rate floors. As of December 31, 2025, our weighted average yield on debt and income producing investments at amortized cost was 8.26%. Weighted average yields excludes the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2025.

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

Investment disclosures in this section are related to non-controlled/non-affiliated investments unless otherwise indicated.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated, table below in thousands):

	Year Ended December 31,
	2025	2024
Total investments, beginning of period	$2,132,063	$—
Purchases of investments (including received in-kind)	2,454,993	2,354,776
Net accretion of discounts and amortization of premiums on investments	4,650	2,269
Net realized gains (losses) on investments	(3,572)	307
Proceeds from sale of investments and principal repayments	(418,079)	(225,289)
Total investments, end of period	$4,170,055	$2,132,063

The following table presents certain selected information regarding our investment portfolio:

	December 31, 2025	December 31, 2024
Weighted average yield on debt and income producing investments, at amortized cost (1)	8.26%	9.12%
Weighted average yield on debt and income producing investments, at fair value (1)	8.26%	9.12%
Number of portfolio companies	419	346
Median LTM EBITDA (2) (3)	$83.6M	$78.9M
Weighted average net senior leverage (2) (4)	5.4x	5.2x
Weighted average loan-to-value (“LTV”) (2) (5)	36%	36%
Percentage of debt investments bearing a floating rate, at fair value	99.56%	99.94%
Percentage of debt investments bearing a fixed rate, at fair value	0.44%	0.06%
(1)
Computed based on the stated interest rate or yield as of December 31, 2025 and 2024, and weighted based on the total debt and income producing investments (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above. Weighted average yield excludes the effect of accretion of discounts and amortization of premiums.
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
(4)
Net senior leverage is the ratio of total debt minus unrestricted cash divided by LTM EBITDA and taking into account leverage through the tranche in which we hold an investment, excluding recurring revenue loans. Weighted average net senior leverage is weighted based on the funded commitment of total applicable private loans.
(5)
LTV is calculated as net debt through each respective investment tranche in which we hold an investment divided by estimated enterprise value or value of the underlying collateral of the Portfolio Company. Weighted average LTV is weighted based on the funded commitment of the total applicable private loans.

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

The following tables show the distribution of our investments on the A to E internal performance rating scale at fair value:

	December 31, 2025
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
A	$4,025,676	96.44%	367
B	84,963	2.04	29
C	55,952	1.34	20
D	5,209	0.12	2
E	2,591	0.06	1
	$4,174,391	100.00%	419

	December 31, 2024
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
A	$2,074,518	97.31%	314
B	46,371	2.18	24
C	7,565	0.35	7
D	—	—	—
E	3,375	0.16	1
	$2,131,829	100.00%	346

As of both December 31, 2025 and 2024 there was one Portfolio Company with loans on non-accrual status (fair value of $2,591 and $3,375, respectively). Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

The composition of our investment portfolio at amortized cost and fair value is as follows (dollar amounts in thousands):

	December 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$4,067,531	$4,062,930	95.69%	$2,088,592	$2,086,175	97.86%
Unsecured Debt	18,854	18,809	0.44	1,339	1,261	0.06
Equity Investments	83,670	92,652	2.18	42,132	44,393	2.08
Short-Term Investments (1)	71,644	71,644	1.69	—	—	—
Total Investments	$4,241,699	$4,246,035	100.00%	$2,132,063	$2,131,829	100.00%
(1)
Beginning in the reporting period ended June 30, 2025, we have made a prospective presentation change to reclassify money market fund investments as short-term investments. As of December 31, 2024, the amortized cost and fair value of money market investments held by us was $62.9 million.

The industry composition of our non-controlled, non-affiliated investments (at fair value) was as follows:

	December 31, 2025	December 31, 2024
Software	15.82%	10.27%
Financial Services	7.96	6.42
Insurance	7.61	8.78
Healthcare Providers and Services	7.45	6.59
Commercial Services and Supplies	7.44	8.25
Diversified Consumer Services	6.52	8.84
Health Care Technology	6.27	5.20
Professional Services	5.68	7.05
IT Services	3.55	4.88
Chemicals	3.45	2.76
Healthcare Equipment and Supplies	2.87	1.93
Containers and Packaging	2.31	1.32
Distributors	2.07	2.80
Capital Markets	1.79	1.68
Pharmaceuticals	1.40	0.72
Industrial Conglomerates	1.32	1.45
Construction & Engineering	1.16	1.27
Energy Equipment and Services	1.15	2.07
Hotels, Restaurants and Leisure	1.14	2.33
Electronic Equipment, Instruments and Components	1.01	1.93
Building Products	0.86	1.53
Wireless Telecommunication Services	0.85	0.26
Automobile Components	0.83	1.56
Machinery	0.81	0.71
Electrical Equipment	0.67	0.43
Construction Materials	0.63	0.78
Air Freight and Logistics	0.61	0.22
Specialty Retail	0.59	0.53
Gas Utilities	0.59	—
Food Products	0.59	0.89
Household Products	0.58	0.01
Life Sciences Tools & Services	0.57	0.45
Media	0.57	1.95
Technology Hardware, Storage and Peripherals	0.51	0.63
Diversified Telecommunication Services	0.49	0.60
Aerospace and Defense	0.37	0.45
Oil, Gas and Consumable Fuels	0.33	0.64
Real Estate Management and Development	0.32	0.32
Textiles, Apparel and Luxury Goods	0.31	0.21
Transportation Infrastructure	0.27	—
Trading Companies and Distributors	0.26	0.74
Beverages	0.15	0.21
Broadline Retail	0.13	0.22
Personal Care Products	0.08	—
Independent Power and Renewable Electricity Producers	0.05	—
Ground Transportation	0.01	0.01
Leisure Products	—	0.11
Total	100.00%	100.00%

The tables below describe investments by geographic composition of our non-controlled, non-affiliated investments based on amortized cost and fair value (dollar amounts in thousands):

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$4,108,332	$4,112,590	98.52%	203.83%
Canada	42,794	42,905	1.03	2.13
Australia	18,929	18,896	0.45	0.94
Total	$4,170,055	$4,174,391	100.00%	206.90%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,084,714	$2,085,783	97.84%	167.31%
Canada	47,349	46,046	2.16	3.69
Total	$2,132,063	$2,131,829	100.00%	171.00%

Results of Operations

Operating results for the years ended December 31, 2025 and 2024 were as follows (table below in thousands):

	Year Ended December 31,
	2025	2024
Total investment income	$301,946	$118,665
Total expenses	137,279	43,822
Management fees waiver	—	(5,058)
Incentive fees waiver	165	(9,433)
Net expenses	137,444	29,331
Excise tax expense	427	266
Net investment income (loss)	164,075	89,068
Net realized gain (loss)	(3,447)	110
Net change in unrealized appreciation (depreciation)	1,871	2,483
(Provision) benefit for taxes on unrealized appreciation of assets	(2,213)	—
Net increase (decrease) in net assets resulting from operations	$160,286	$91,661

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including deployment, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income, was as follows for the years ended December 31, 2025 and 2024 (table below in thousands):

	Year Ended December 31,
	2025	2024
Interest income	$284,954	$106,702
Payment-in-kind interest income	2,502	437
Payment-in-kind dividend income	2,016	—
Dividend income	816	240
Other income	11,658	11,286
Total investment income	$301,946	$118,665

Total investment income for the year ended December 31, 2025 increased for the same period in the prior year primarily driven by our deployment of capital and increase in invested balance of investments. The size of the investment portfolio at fair value increased to $4.2 billion as of December 31, 2025, from $2.1 billion as of December 31, 2024. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature.

Other income includes fees that are generally available to us as a result of investment originations by Adviser Parties, and generally paid at the time of closing or as a result of episodic amendments made to the terms of our existing debt investments. Included in investment income is dividend income from common equities and payment-in-kind dividend income from preferred equities. Interest income on our debt investments is dependent on interest rates and volume of loans outstanding, as well as the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s respective credit agreement.

Expenses

Expenses were as follows (table below in thousands):

	Year Ended December 31,
	2025	2024	2023 (1)
Interest and debt expenses	$87,774	$22,075	$—
Management fees	20,800	6,827	—
Income based incentive fee	23,522	11,423	—
Capital gains incentive fee	(330)	330	—
Administrative service fee	623	683	—
Board of Trustees’ fee	373	315	9
Other general and administrative expenses	4,375	1,888	—
Organization and offering costs	142	281	321
Total expenses	137,279	43,822	330
Management fees waiver	—	(5,058)	—
Incentive fees waiver	165	(9,433)	—
Expense support waiver	—	—	(330)
Net expenses	$137,444	$29,331	$—
(1)
For the period ended August 31, 2023 (inception) to December 31, 2023.

Other general and administrative expenses include professional fees related to legal, audit, valuation services, insurance, filing, research, subscriptions and other costs. Administrative service expenses represent fees paid to the Administrator for our allocable portion of the cost of certain of our executive officers that perform duties for us. Organization costs and offering costs include expenses incurred in our initial formation and our offering of Common Shares. See “Item 8. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions”. The increase in management fees was driven by growth in the net asset value of the fund. The increase in incentive fees was due to higher pre-incentive fee net investment income earned during the year ended December 31, 2025 compared to the year ended December 31, 2024.

Interest and Debt Expenses

The components of interest and debt expenses, cash paid for interest, weighted average interest rates and average debt outstanding balances were as follows:

	Year Ended December 31,
	2025	2024
Stated interest expense	$80,439	$18,011
Net contractual interest rate swap expense	950	—
Facility unused fees	3,369	2,692
Amortization of deferred financing costs	3,016	1,372
Total interest and debt expenses	$87,774	$22,075
Cash paid for interest expenses	$82,954	$16,949
SG Facility weighted average interest rate	5.91%	6.84%
SG Facility average debt outstanding	$880,502	$243,339
Revolving Credit Facility weighted average interest rate	6.18%	6.78%
Revolving Credit Facility average debt outstanding	$327,095	$28,207
2025 Notes weighted average interest rate	6.31%	N/A
2025 Notes average debt outstanding	$127,397	N/A

Interest and other debt expenses increased from $22.1 million for the year ended December 31, 2024 to $87.8 million for the year ended December 31, 2025, respectively, primarily driven by increased borrowing expenses, due to increasing leverage year-over-year. Our average debt outstanding increased to $1,335.0 million for the year ended December 31, 2025 from $272.9 million for the year ended December 31, 2024. The average effective interest rate on borrowings outstanding decreased to 6.02% for the year ended December 31, 2025 from 6.82% for the year ended December 31, 2024, respectively.

Net Realized and Change in Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) (table below in thousands):

	Year Ended December 31,
	2025	2024
Net realized gain (loss) on investments	$(3,572)	$307
Net change in unrealized appreciation (depreciation) on investments	4,570	(234)
Net realized and change in unrealized gain (loss) on investments	$998	$73

For the year ended December 31, 2025, net realized and change in unrealized gain (loss) on investments was primarily driven by increases in the fair value of certain equity investments and private credit loans partially offset by decreases in the fair value of liquid credit loans. As of both December 31, 2025 and 2024, the fair value of our debt investments as a percentage of funded principal was 99.5%. The valuations of our debt investments generally increase or decrease as a result of various factors, including tightening and widening credit spreads of public and private markets, changes in the credit quality of borrowers, as well as changes in transaction prices during the period.

Management fee

The base management fee is payable quarterly in arrears at an annual rate of 1.25% of the average of our NAV as of the beginning of the prior quarter and the beginning of the then current quarter.

For the year ended December 31, 2025, gross management fees increased to $20.8 million from $6.8 million primarily due to an increase in average net assets, which increased to $1.7 billion for the year ended December 31, 2025 from $0.7 million for the year ended December 31, 2024. No management fees have been waived for the year ended December 31, 2025 and $5.1 million of management fees were waived for the year ended December 31, 2024.

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

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of net assets at the end of the preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized). We pay an incentive fee quarterly as follows:

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

Capital gains incentive fee

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable is equal to 12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fee as calculated in accordance with U.S. GAAP. U.S. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory agreement. This U.S. GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then U.S. GAAP requires us to record a capital gains incentive fee equal to 12.5% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under U.S. GAAP in all prior periods. Gross capital gains incentive fee is net of reversal on accrued capital gains incentive fees. The fees that are payable under the Investment Advisory Agreement for any partial period are appropriately prorated.

The Adviser agreed to waive its management fee and incentive fee for the first six months following the date on which unaffiliated investors first purchased the Common Shares. Effective as of October 29, 2024, us and the Adviser entered into a waiver letter agreement (the “Waiver Letter Agreement”), pursuant to which the Adviser agreed to waive (i) fifty percent (50%) of any base management fee due from us to the Adviser under Section 5(a) of the Investment Advisory Agreement and (ii) fifty percent (50%) of any incentive fee due from us to the Adviser under Section 5(b) of the Investment Advisory Agreement, for the period from October 1, 2024 through December 31, 2024.

For the year ended December 31, 2025, gross income based incentive fees increased to $23.5 million from $11.4 million, for the same period in the prior year primarily due to our deployment of capital and increase in net investment income. For the year ended December 31, 2025, we reversed $0.2 million, of previously recorded incentive fee waiver, and $9.4 million of incentive fees were waived for the year ended December 31, 2024.

Expense Support Agreement

On December 18, 2023, the Board approved an expense support and conditional reimbursement agreement (the “Expense Support Agreement”). Under the terms of the Expense Support Agreement, the Adviser is obligated to pay our total organization and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses on our behalf such that these operating expenses do not exceed 1.00% (on annualized basis) of our net asset value. Additionally, the Adviser may elect to pay certain additional expenses on our behalf. To the extent our net asset value increases, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on our behalf provided that the total organization and offering costs borne by us do not exceed 1.00% of our net asset value and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement.

For years ended December 31, 2025 and 2024, the Adviser provided no expense support pursuant to the Expense Support Agreement. For the period from August 31, 2023 (inception) to December 31, 2023, we incurred organization and offering costs of $0.3 million, and the Advisor executed the expense support agreement to waive $0.3 million in expenses, to result in zero expenses payable as of December 31, 2023. Our obligation to make a reimbursement payment shall automatically become a liability on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

Operating Expenses

Total operating expenses were $5.5 million for the year ended December 31, 2025, respectively, primarily comprised of $4.4 million of other general and administrative expenses (including legal, rating agencies, audit, tax, valuation, technology, insurance, filing, research, and fees paid to our sub-administrator, custodian and transfer agent, and other professional fees related to management of the Company), $0.6 million of administrative service fees, $0.4 million of expenses paid to our independent trustees, $0.1 million in organization and offering costs.

Total operating expenses were $3.2 million for the year ended December 31, 2024, primarily comprised of $1.9 million of other general and administrative expenses, $0.7 million of administrative service fees, $0.3 million of expenses paid to our independent trustees, $0.3 million in organization and offering costs.

Total operating expenses were $0.3 million for the period from August 31, 2023 (inception) to December 31, 2023, primarily comprised of $0.3 million in organization and offering costs.

The increase compared to the prior year was primarily driven by the increased costs attributable to servicing a growing investment portfolio including those calculated using net asset value as a benchmark.

Administrative service expenses represent fees paid to the Administrator for our allocable portion of the cost of certain of our executive officers that perform duties for us. Organization costs and offering costs include expenses incurred in our initial formation and our offering of Common Shares. See “Item 8. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions”

Income Taxes, Including Excise Taxes

We have elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify each taxable year for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income (if any) for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieve us from corporate-level U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may carry forward taxable income (including net capital gains, if any) in excess of current year distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year distributions from such income, we will accrue excise tax on estimated excess taxable income. For the years ended December 31, 2025 and 2024, we incurred U.S. federal excise tax of $0.4 million and $0.3 million, respectively.

Financial Condition, Liquidity and Capital Resources

We expect to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. We intend to sell our Common Shares on a continuous monthly basis at a per share price equal to the then-current NAV per share. Our primary uses of cash will be for (i) investments in Portfolio Companies and other investments, (ii) the cost of operations (including paying Adviser (in its capacity as the Adviser and/or the Administrator)), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our shares.

As of December 31, 2025 we had two credit facilities and one class of unsecured debt securities outstanding. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities, enter additional short-term lending arrangements, and/or issue debt securities, including additional unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2025 we had an aggregate amount of $2,148.4 million of principal debt outstanding and our asset coverage ratio was 193.77%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. We believe that our current cash and cash equivalents on hand, our short-term investments, our available borrowing capacity under our Revolving Credit Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term.

Equity

The following table summarizes transactions in Common Shares during the years ended December 31, 2025 and 2024 (dollar amounts in thousands):

	Year Ended December 31,
	2025		2024
	Shares	Amount	Shares	Amount
Issuance of shares	30,129,936	$767,126	48,004,016	$1,212,531
Reinvestment of distributions	3,021,119	77,414	818,023	20,975
Repurchase of shares	(2,618,441)	(66,561)	—	—
Net increase (decrease)	30,532,614	$777,979	48,822,039	$1,233,506

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

Under our share repurchase program, to the extent we offer to repurchase shares in any particular semi-annual period, we expect to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable semi-annual period, except that shares that have not been outstanding for at least six months from the end of the Non-Tender Period will be subject to an early repurchase deduction of 5%. Shareholders are required to agree pursuant to the terms of the Subscription Agreement that they will not tender Shares in a tender offer with a valuation date that is within the 12-month period following the issue date of such tendered Shares (the “Non-Tender Period”). The early repurchase deduction will reduce the repurchase proceeds. The Early Repurchase Deduction may be waived, at our discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders.

The following table summarizes the total shares repurchased that were validly tendered and not withdrawn in tender offers under the share repurchase program during the year ended December 31, 2025. There were no shares repurchased under the under the share repurchase program during the year ended December 31, 2024.

Repurchase Deadline Request	Percentage of Outstanding Common Shares Offered to Repurchase (1)	Repurchase Pricing Date	Amount Repurchased	Number of Common Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)
December 23, 2025	7.50%	December 31, 2025	$66,561	2,618,441	3.94%
(1)
Percentage is based on total shares outstanding as of the close of the previous semi-annual period. All repurchase requests were satisfied in full.

Distributions

We authorize and declare distribution amounts per Common Share payable monthly in arrears. The following tables presents distributions that were declared during the years ended December 31, 2025 and 2024:

Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
March 31, 2025	April 30, 2025	$0.5667	$0.0315	$0.5982	$34,398
June 25, 2025	July 31, 2025	0.5705	0.0317	0.6022	40,069
September 30, 2025	November 3, 2025	0.5772	0.0160	0.5932	44,219
December 30, 2025	January 30, 2026	0.5773	0.0160	0.5933	48,635
Total		$2.2917	$0.0952	$2.3869	$167,321

Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
March 29, 2024	April 30, 2024	$0.5300	$—	$0.5300	$6,361
June 28, 2024	July 25, 2024	0.6300	—	0.6300	13,606
September 27, 2024	October 25, 2024	0.6500	—	0.6500	26,341
December 31, 2024	January 30, 2025	0.5800	0.0800	0.6600	32,223
Total		$2.3900	$0.0800	$2.4700	$78,531
(1)
Rounded to four decimal places.

The following table reflects the character of distributions on a U.S. GAAP basis that we declared on our Common Shares during the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025		2024
Source of Distribution	Per Share	Amount	Per Share	Amount
Net investment income (loss)	$2.39	$167,321	$2.47	$78,531
Total net realized gain (loss)	—	—	—	—
Return of capital	—	—	—	—
Total	$2.39	$167,321	$2.47	$78,531

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

Recent Developments

Subscriptions

On January 1, 2026, we sold and issued 4,026,200 Common Shares for an aggregate consideration of approximately $102.3 million at a price of $25.42 per Common Share.

On February 1, 2026, we sold and issued 1,268,421 Common Shares for an aggregate consideration of approximately $32.2 million at a price of $25.36 per Common Share.

We received $21.3 million of net proceeds relating to the issuance of Common Shares for subscriptions effective March 1, 2026.

Distribution Declaration

On January 30, 2026, we declared a regular distribution in the amount of $0.1943 per share and a special distribution in the amount of $0.0054 per share for our Common Shares, which are payable to shareholders of record as of January 29, 2026, and will be paid on or about March 2, 2026.

On February 27, 2026, we declared a regular distribution in the amount of $0.1751 per share and a special distribution in the amount of $0.0049 per share for our Common Shares, which are payable to shareholders of record as of February 27, 2026, and will be paid on or about April 2, 2026.

These distributions will be paid in cash or reinvested in additional Common Shares for shareholders participating in our distribution reinvestment plan.

Distribution Reinvestment

On January 30. 2026, we issued 910,846 Common Shares pursuant to our distribution reinvestment plan.

Monthly Distributions and Subscriptions

Beginning in 2026, we intend to make monthly distributions to shareholders and accept monthly subscriptions. Our monthly distributions, if any, will be determined by our Board of Trustees.

Critical Accounting Estimates

The preparation of the consolidated financial statements will require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition, our critical accounting estimates related to investments and fair value measurement are included in the notes to our consolidated financial statements. For a discussion of our critical accounting policies, see Note 2 “Significant Accounting Policies” to the Consolidated Financial Statements.

We are required to report its investments for which current market values are not readily available at fair value. We value our investments in accordance with ASC 820, Fair Value Measurement, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.

Contractual Obligations

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

Unfunded Commitments

Our investment portfolio may contain revolving line of credit, delayed draw and equity commitments, which require us to fund when requested by portfolio companies. As of December 31, 2025 and 2024, we had unfunded investment commitments in the aggregate par amount of $1,143.5 million and $639.9 million, respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and foreign exchange rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. A rise in interest rates would also be expected to lead to higher cost on our floating rate borrowings. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. We seek to mitigate interest rate risk and foreign currency risk by generally employing a funding strategy of matching the duration and interest rate indices of our floating rate assets with floating rate liabilities, as well as matching currencies between our borrowing and lending, to the extent possible.

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

As of December 31, 2025, 99.56% of our debt investments at fair value were at floating rates, which are generally SOFR based and typically have durations of one to three months after which they reset to current interest rates, and many of which are subject to certain floors. Our credit facilities (including the SG Facility and Revolving Credit Facility) bear interest at floating rates with no interest rate floor. We have entered into an interest rate swap on the 2025 Notes in which we receive a fixed payment of 5.76% and pay a floating interest rate of three month SOFR plus 2.38% on a notional amount of $500.0 million. Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2025, the following table shows the annualized impact on net interest income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure (table below in thousands):

Change in Interest Rates	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$123,057	$(64,452)	$58,605
Up 200 basis points	82,038	(42,968)	39,070
Up 100 basis points	41,019	(21,484)	19,535
Down 100 basis points	(41,019)	21,484	(19,535)
Down 200 basis points	(81,537)	42,968	(38,569)
Down 300 basis points	(116,460)	64,452	(52,008)

We have, and may in the future, hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments.

Item 8. Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Antares Strategic Credit Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Antares Strategic Credit Fund (the "Company"), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, cash flows, and changes in net assets for the years ended December 31, 2025 and 2024, and for the period from August 31, 2023 (inception) to December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, cash flows, and changes in net assets, for the years ended December 31, 2025 and 2024, and for the period from August 31, 2023 (inception) to December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York

March 19, 2026

We have served as the Company’s auditor since 2023.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments, at fair value (amortized cost — $4,170,055 and $2,132,063 as of December 31, 2025 and December 31, 2024, respectively)	$4,174,391	$2,131,829
Short-term investments (amortized cost — $71,644 and $0 as of December 31, 2025 and December 31, 2024, respectively) (1)	71,644	—
Total investments at fair value	4,246,035	2,131,829
Cash and cash equivalents (1)	20,553	79,193
Cash collateral held at broker	3,180	—
Foreign currencies (cost — $8,662 and $2,623 as of December 31, 2025 and December 31, 2024, respectively)	8,751	2,567
Interest receivable	24,901	10,481
Deferred offering costs	30	91
Receivable for investments sold / repaid	8,735	6,776
Prepaid expenses and other assets	111	16
Total assets	$4,312,296	$2,230,953

LIABILITIES
Debt outstanding	$2,145,441	$918,277
Less: Deferred financing costs	(16,470)	(10,538)
Total debt, net of deferred financing costs	2,128,971	907,739
Payable for investments purchased	13,403	33,781
Interest payable	12,673	3,754
Distributions payable	48,635	32,223
Administrative service fee payable	144	377
Accrued expenses and other liabilities	7,878	2,186
Management fees payable	6,209	1,769
Income based incentive fee payable	6,920	2,155
Capital gains incentive fee payable	—	165
Payable for shares repurchased	66,561	—
Due to affiliates	346	143
Derivative liability at fair value	2,951	—
Total liabilities	2,294,691	984,292
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, par value $0.001 (79,355,653 and 48,823,039 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively)	79	49
Paid-in capital in excess of par value	2,011,914	1,234,192
Accumulated net distributable earnings	5,612	12,420
Total net assets	2,017,605	1,246,661
Total liabilities and net assets	$4,312,296	$2,230,953
Net asset value per share	$25.42	$25.53
(1)
The Company has made a prospective presentation change to reclassify money market fund investments as short-term investments, resulting in their exclusion from cash and cash equivalents beginning in the reporting period ended June 30, 2025. See Note 2 for additional detail.

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023 (1)
Investment income:
From total investments:
Interest income	$284,954	$106,702	$—
Payment-in-kind interest income	2,502	437	—
Payment-in-kind dividend income	2,016	—	—
Dividend income	816	240	—
Other income	11,658	11,286	—
Total investment income	301,946	118,665	—
Expenses:
Interest and debt expenses	87,774	22,075	—
Management fees (Note 3)	20,800	6,827	—
Income based incentive fee (Note 3)	23,522	11,423	—
Capital gains incentive fee (Note 3)	(330)	330	—
Administrative service fee	623	683	—
Board of Trustees’ fee	373	315	9
Other general and administrative expenses	4,375	1,888	—
Organization and offering costs	142	281	321
Total expenses	137,279	43,822	330
Management fees waiver (Note 3)	—	(5,058)	—
Incentive fees waiver (Note 3)	165	(9,433)	—
Reimbursable expenses paid by adviser (Note 3)	—	—	(330)
Net expenses	137,444	29,331	—
Excise tax expense	427	266	—
Net investment income (loss)	164,075	89,068	—

Net realized and change in unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	(3,572)	307	—
Foreign currency transactions	125	(197)	—
Total net realized gain (loss)	(3,447)	110	—
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	4,570	(234)	—
Translation of assets and liabilities in foreign currencies	(2,699)	2,717	—
Total net change in unrealized appreciation (depreciation)	1,871	2,483	—
Total net realized and change in unrealized gain (loss)	(1,576)	2,593	—
(Provision) benefit for taxes on unrealized appreciation of assets	(2,213)	—	—
Net increase (decrease) in net assets resulting from operations	$160,286	$91,661	$—

Per share information
Net investment income (loss) per share (basic and diluted)	$2.34	$2.81	$—
Earnings per share (basic and diluted)	$2.29	$2.89	$—
Distributions declared per share	$2.39	$2.47	$—
Weighted average shares outstanding (basic and diluted)	69,971,241	31,722,666	1,000
(1)
For the period ended August 31, 2023 (inception) to December 31, 2023

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands, except shares)

Year Ended December 31, 2025

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	48,823,039	$49	$1,234,192	$12,420	$1,246,661
Operations:
Net investment income	—	—	(420)	164,495	164,075
Net realized gain (loss)	—	—	193	(3,640)	(3,447)
Net change in unrealized appreciation (depreciation)	—	—	—	1,871	1,871
(Provision) benefit for taxes on unrealized appreciation of assets	—	—	—	(2,213)	(2,213)
Net increase (decrease) in net assets resulting from operations	—	—	(227)	160,513	160,286
Capital Transactions:
Issuance of shares	30,129,936	30	767,096	—	767,126
Common Shares issued from reinvestment of distributions	3,021,119	3	77,411	—	77,414
Distributions to shareholders	—	—	—	(167,321)	(167,321)
Repurchase of shares	(2,618,441)	(3)	(66,558)	—	(66,561)
Net increase (decrease) in net assets resulting from capital transactions	30,532,614	30	777,949	(167,321)	610,658
Total net increase (decrease)	30,532,614	30	777,722	(6,808)	770,944
Net assets at end of period	79,355,653	$79	$2,011,914	$5,612	$2,017,605

Year Ended December 31, 2024

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	1,000	$—	$25	$—	$25
Operations:
Net investment income	—	—	710	88,358	89,068
Net realized gain (loss)	—	—	—	110	110
Net change in unrealized appreciation (depreciation)	—	—	—	2,483	2,483
Net increase (decrease) in net assets resulting from operations	—	—	710	90,951	91,661
Capital Transactions:
Issuance of shares	48,004,016	48	1,212,483	—	1,212,531
Common Shares issued from reinvestment of distributions	818,023	1	20,974	—	20,975
Distributions to shareholders	—	—	—	(78,531)	(78,531)
Net increase (decrease) in net assets resulting from capital transactions	48,822,039	49	1,233,457	(78,531)	1,154,975
Total net increase (decrease)	48,822,039	49	1,234,167	12,420	1,246,636
Net assets at end of period	48,823,039	$49	$1,234,192	$12,420	$1,246,661

Year Ended December 31, 2023 (1)

Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	—	$—	$—	$—	$—
Operations:
Net investment income	—	—	—	—	—
Net realized gain (loss)	—	—	—	—	—
Net change in unrealized appreciation (depreciation)	—	—	—	—	—
Net increase (decrease) in net assets resulting from operations	—	—	—	—	—
Capital Transactions:
Issuance of shares	1,000	—	25	—	25
Common Shares issued from reinvestment of distributions	—	—	—	—	—
Distributions to shareholders	—	—	—	—	—
Net increase (decrease) in net assets resulting from capital transactions	1,000	—	25	—	25
Total net increase (decrease)	1,000	—	25	—	25
Net assets at end of period	1,000	$—	$25	$—	$25
(1)
For the period ended August 31, 2023 (inception) to December 31, 2023

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024	2023 (1)
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$160,286	$91,661	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Accrued interest and dividends received in-kind	(4,542)	(428)	—
Net accretion of discounts and amortization of premiums	(4,650)	(2,269)	—
Proceeds from sale of investments and principal repayments	418,079	225,289	—
Purchases of investments	(2,450,451)	(2,054,348)	—
Purchase/sale of short-term investments, net (2)	(8,729)	—	—
Net realized (gains) losses on investments	3,572	(307)	—
Net change in unrealized (appreciation) depreciation on investments	(4,570)	234	—
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	2,699	—	—
Amortization of deferred financing costs	3,016	1,372	—
Amortization of deferred offering costs	142	230	—
(Increase) decrease in operating assets:
Interest receivable from non-controlled/non-affiliated investments	(14,420)	(10,481)	—
Receivable from adviser	—	330	(330)
Receivable for investments sold / repaid	(1,959)	(6,776)	—
Cash collateral held at broker	(3,180)	—	—
Prepaid expenses and other assets	(95)	(16)	—
Increase (decrease) in operating liabilities:
Due to affiliates	203	(241)	384
Payable for investments purchased	(20,378)	33,781	—
Management fees payable	4,440	1,769	—
Income based incentive fee payable	4,765	2,155	—
Capital gains incentive fee payable	(165)	165	—
Interest payable	8,919	3,754	—
Administrative service fee payable	(233)	377	—
Accrued expenses and other liabilities	5,692	2,177	9
Net cash provided by (used in) operating activities	(1,901,559)	(1,711,572)	63
Cash flow from financing activities
Proceeds from issuance of shares, net of subscription receivable	767,126	912,556	—
Debt borrowings	2,499,582	1,652,081	—
Debt repayments	(1,272,318)	(733,804)	—
Distributions paid	(73,495)	(25,333)	—
Deferred offering costs paid	(81)	(258)	(63)
Deferred financing costs paid	(8,948)	(11,910)	—
Net cash provided by (used in) financing activities	1,911,866	1,793,332	(63)
Net increase (decrease) in cash and cash equivalents	10,307	81,760	—
Effect of foreign exchange rate changes on cash and cash equivalents	152	—	—
Cash, cash equivalents and foreign currencies at the beginning of period (2)	18,845	—	—
Cash, cash equivalents and foreign currencies at the end of period (2)	$29,304	$81,760	$—
Supplemental disclosure of cash flow information and non-cash financing activities
Cash paid for interest	$82,954	$16,949	$—
Cash paid for taxes	484	—	—
Equity issued in kind (Note 9)	—	300,000	—
Investments purchased in kind (Note 9)	—	300,000	—
Distributions payable	48,635	32,223	—
Reinvestment of distributions	77,414	20,975	—
Payable for shares repurchased	66,561	—	—
(1)
For the period ended August 31, 2023 (inception) to December 31, 2023.
(2)
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

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
Secured Debt
Aerospace and Defense
Bleriot US Bidco Inc.	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.15%	10/31/2030	$4,708	$4,709	$4,737	0.23%
Peraton Corp.	(5)(8)(15)(17)	First Lien Term Loan	S + 3.75%	7.50%	2/1/2028	4,908	4,910	4,565	0.23
TransDigm Inc.	(5)(6)(15)(19)	First Lien Term Loan	S + 2.50%	6.17%	8/19/2032	2,515	2,508	2,528	0.13
TransDigm Inc.	(5)(6)(15)(19)	First Lien Term Loan	S + 2.25%	5.92%	3/22/2030	3,678	3,691	3,693	0.18
							15,818	15,523	0.77
Air Freight and Logistics
American Trailer Rental Group, LLC	(13)(15)(16)	First Lien Term Loan	S + 5.69%	9.49%	6/1/2027	129	129	116	0.01
American Trailer Rental Group, LLC	(13)(15)(16)	First Lien Term Loan	S + 5.50%	9.30%	6/1/2027	40	40	36	—
American Trailer Rental Group, LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.69%	9.49%	6/1/2027	33	33	30	—
American Trailer Rental Group, LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.30%	6/1/2027	34	34	31	—
American Trailer Rental Group, LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	9.55%	6/1/2027	9	9	8	—
Apple Bidco, LLC	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.17%	9/23/2031	2,487	2,487	2,503	0.12
Kenco PPC Buyer LLC	(13)(15)(16)	First Lien Term Loan	S + 4.50%	8.08%	11/15/2029	12,466	12,408	12,466	0.62
Kenco PPC Buyer LLC	(7)(13)(15)(16)	First Lien Revolver	S + 4.50%	8.08%	11/15/2029	837	(4)	—	—
Lightbeam Bidco Inc.	(8)(17)	First Lien Term Loan	S + 4.75%	8.40%	5/6/2030	3,860	3,860	3,840	0.19
Lightbeam Bidco Inc.	(8)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	5/6/2030	585	585	582	0.03
Lightbeam Bidco Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	5/6/2030	14,077	5,801	5,795	0.29
Lightbeam Bidco Inc.	(7)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	5/4/2029	476	—	(2)	—
							25,382	25,405	1.26
Automobile Components
Enthusiast Auto Holdings, LLC	(8)(16)	First Lien Term Loan	S + 4.50%	8.17%	12/19/2026	2,939	2,927	2,939	0.15
JHCC Holdings LLC	(8)(16)	First Lien Term Loan	S + 5.25%	8.90%	9/9/2027	3,094	3,089	3,094	0.15
JHCC Holdings LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	9/9/2027	2,048	2,046	2,048	0.10
JHCC Holdings LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	9/9/2027	9,090	9,079	9,090	0.45
JHCC Holdings LLC	(7)(15)(16)	First Lien Revolver	S + 5.25%	8.90%	9/9/2027	249	162	162	0.01
OAC Holdings I Corp.	(8)(16)	First Lien Term Loan	S + 5.00%	8.80%	3/30/2029	2,756	2,682	2,736	0.14
Quality Automotive Services, LLC	(8)(16)	First Lien Term Loan	S + 5.00%	8.67%	7/16/2027	2,356	2,350	2,350	0.12
Quality Automotive Services, LLC	(13)(15)(16)	First Lien Term Loan	S + 5.00%	8.67%	7/16/2027	6,162	6,144	6,146	0.30
Quality Automotive Services, LLC	(8)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	7/16/2027	463	461	462	0.02
Quality Automotive Services, LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	7/16/2027	3,604	3,588	3,595	0.18
Quality Automotive Services, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	7/16/2027	18,359	1,111	1,112	0.06
Quality Automotive Services, LLC	(7)(15)(16)	First Lien Revolver	S + 5.00%	8.67%	7/16/2027	130	—	—	—
							33,639	33,734	1.68

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Beverages
Pegasus Bidco B.V.	(5)(6)(15)(19)	First Lien Term Loan	S + 2.75%	6.40%	7/12/2029	$6,168	$6,157	$6,199	0.31%
							6,157	6,199	0.31
Broadline Retail
Peer Holding III B.V.	(5)(6)(15)(19)	First Lien Term Loan	S + 2.50%	6.15%	7/1/2031	5,201	5,205	5,230	0.26
							5,205	5,230	0.26
Building Products
MDC Interior Acquisition Inc	(8)(13)(16)	First Lien Term Loan	S + 5.00%	8.65%	4/26/2030	14,589	14,419	14,443	0.72
MDC Interior Acquisition Inc	(13)(15)(16)	First Lien Term Loan	S + 5.00%	8.65%	4/26/2030	4,743	4,720	4,696	0.23
MDC Interior Acquisition Inc	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	8.65%	4/26/2030	2,084	(31)	(21)	—
SureWerx Purchaser III Inc.	(8)(17)	First Lien Term Loan	S + 5.25%	8.90%	12/28/2029	245	245	245	0.01
SureWerx Purchaser III Inc.	(8)(13)(17)	First Lien Term Loan	C + 5.25%	7.52%	12/28/2029	CAD 16,903	12,349	11,978	0.59
SureWerx Purchaser III Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.25%	8.90%	12/28/2028	1,730	(4)	—	—
WST USA Holdco, Inc.	(6)(8)(16)	First Lien Term Loan	S + 4.75%	8.50%	3/31/2027	2,450	2,450	2,444	0.12
WST USA Holdco, Inc.	(6)(7)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	3/31/2027	2,484	1,054	1,056	0.05
							35,202	34,841	1.72
Capital Markets
Allworth Financial Group, L.P.	(8)(16)	First Lien Term Loan	S + 4.75%	8.42%	12/23/2027	2,505	2,505	2,505	0.12
Allworth Financial Group, L.P.	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	12/23/2027	2,393	2,393	2,393	0.12
Arax MidCo, LLC	(8)(13)(15)(16)	First Lien Term Loan	S + 5.00%	8.65%	4/11/2029	13,400	13,334	13,400	0.66
Arax MidCo, LLC	(13)(15)(16)	First Lien Term Loan	S + 5.00%	8.65%	4/11/2029	6,649	6,625	6,649	0.33
Arax MidCo, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	4/11/2029	7,714	(19)	—	—
Arax MidCo, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	8.65%	4/11/2029	1,293	165	181	0.01
Cub Financing Intermediate, LLC	(8)(13)(18)	First Lien Term Loan	S + 4.75%	8.40%	6/28/2030	10,675	10,632	10,675	0.53
Cub Financing Intermediate, LLC	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	6/28/2030	4,962	4,929	4,962	0.25
EdgeCo Buyer, Inc.	(8)(13)(16)	First Lien Term Loan	S + 4.50%	8.15%	6/1/2028	1,385	1,385	1,385	0.07
EdgeCo Buyer, Inc.	(8)(16)	First Lien Term Loan	S + 4.50%	8.15%	6/1/2028	795	789	795	0.04
EdgeCo Buyer, Inc.	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	6/1/2028	324	324	324	0.02
EdgeCo Buyer, Inc.	(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	6/1/2028	17	17	17	—
EdgeCo Buyer, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	6/1/2028	3,381	2,844	2,851	0.14
EdgeCo Buyer, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 4.50%	8.15%	6/1/2028	338	(2)	—	—
Lido Advisors, LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	5/10/2032	1,592	1,580	1,588	0.08
Lido Advisors, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	5/10/2032	3,443	3,443	3,435	0.17
Lido Advisors, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	5/10/2032	10,640	6,249	6,278	0.31

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Capital Markets (continued)
Lido Advisors, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 4.75%	8.42%	5/10/2032	$1,862	$923	$926	0.05%
R&T Acquisitions, LLC	(8)(15)(16)	First Lien Term Loan	S + 5.50%	9.15%	8/31/2030	2,117	2,104	2,117	0.10
R&T Acquisitions, LLC	(7)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.15%	8/31/2030	411	(3)	—	—
The Ultimus Group Midco, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.40%	7/1/2032	12,205	12,144	12,144	0.60
The Ultimus Group Midco, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	7/1/2032	4,068	(9)	(20)	—
The Ultimus Group Midco, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	7/1/2032	1,526	(8)	(8)	—
							72,344	72,597	3.60
Chemicals
Americhem, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.17%	3/1/2032	24,379	24,261	24,257	1.20
Americhem, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	3/1/2032	6,278	(14)	(31)	—
Americhem, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.17%	3/1/2032	4,447	(20)	(22)	—
Aurora Plastics, LLC	(8)(17)	First Lien Term Loan	S + 4.75%	8.52%	8/12/2030	35,341	35,191	35,165	1.74
Aurora Plastics, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.52%	8/12/2030	50	42	50	—
Aurora Plastics, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.52%	8/12/2030	2,850	—	(14)	—
Bulab Holdings, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.42%	7/1/2032	19,152	19,059	19,057	0.94
Bulab Holdings, Inc.	(13)(15)(17)	First Lien Term Loan	E + 4.75%	6.78%	7/1/2032	EUR 3,154	3,706	3,687	0.18
Bulab Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	7/1/2032	4,506	(10)	(23)	—
Bulab Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	7/1/2032	4,346	(22)	(22)	—
DCG Acquisition Corp.	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.65%	6/13/2031	26,360	26,314	25,964	1.29
DCG Acquisition Corp.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	6/13/2031	4,408	3,110	3,062	0.15
DCG Acquisition Corp.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.65%	6/13/2031	4,408	(11)	(66)	—
LTI Holdings, Inc.	(5)(15)(19)	First Lien Term Loan	S + 3.75%	7.42%	7/29/2029	3,776	3,742	3,804	0.19
Lubricant Engineers	(8)(16)	First Lien Term Loan	S + 5.25%	8.90%	9/1/2029	245	239	245	0.01
Lubricant Engineers	(8)(13)(15)(16)	First Lien Term Loan	S + 5.25%	8.90%	9/1/2029	19,221	19,175	19,221	0.95
Lubricant Engineers	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	9/1/2029	3,429	(11)	—	—
Lubricant Engineers	(7)(13)(15)(16)	First Lien Revolver	S + 5.25%	8.90%	9/1/2029	2,212	(11)	—	—
Lummus Technology Holdings V LLC	(5)(8)(19)	First Lien Term Loan	S + 2.50%	6.17%	12/31/2029	4,913	4,936	4,923	0.24
Plaskolite PPC Intermediate II LLC	(13)(15)(16)	First Lien Term Loan	S + 8.00%	11.65% (Incl. 4.00% PIK)	5/9/2030	3,282	3,252	3,120	0.15
Plaskolite PPC Intermediate II LLC	(7)(13)(15)(16)	First Lien Revolver	S + 7.00%	10.65%	2/7/2030	236	23	7	—
Tangent Technologies Acquisition, LLC	(8)(16)	First Lien Term Loan	S + 4.75%	8.55%	11/30/2027	245	243	242	0.01
							143,194	142,626	7.05

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies
Acuren Delaware Holdco, Inc.	(5)(6)(15)(19)	First Lien Term Loan	S + 2.75%	6.42%	7/30/2031	$2,964	$2,964	$2,984	0.15%
Anticimex Global AB	(5)(6)(15)(19)	First Lien Term Loan	S + 2.90%	6.55%	11/17/2031	1,234	1,234	1,241	0.06
Ares Holdings, LLC	(8)(16)	First Lien Term Loan	S + 4.75%	8.40%	11/18/2029	4,802	4,756	4,788	0.24
Ares Holdings, LLC	(13)(15)(16)	First Lien Term Loan	S + 4.75%	8.42%	11/18/2029	1,015	1,014	1,012	0.05
Ares Holdings, LLC	(8)(13)(16)	First Lien Term Loan	S + 4.75%	8.42%	11/18/2029	6,275	6,250	6,259	0.31
Ares Holdings, LLC	(13)(15)(16)	First Lien Term Loan	S + 4.75%	8.40%	11/18/2029	5,523	5,510	5,510	0.27
Ares Holdings, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	11/18/2029	5,127	(6)	(13)	—
Ares Holdings, LLC	(7)(15)(16)	First Lien Revolver	S + 4.75%	8.40%	11/18/2029	4,849	(13)	(12)	—
AWP Group Holdings, Inc.	(8)(13)(15)(16)	First Lien Term Loan	S + 4.50%	8.17%	12/23/2030	5,972	5,960	5,913	0.29
AWP Group Holdings, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	12/23/2030	12,808	4,503	4,418	0.22
AWP Group Holdings, Inc.	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	12/23/2030	106	105	105	0.01
AWP Group Holdings, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 4.50%	8.17%	12/23/2030	47	22	22	—
BCPE Empire Holdings, Inc.	(5)(8)(15)(18)	First Lien Term Loan	S + 3.25%	6.92%	12/11/2030	2,778	2,781	2,754	0.14
BIFM CA Buyer Inc.	(5)(15)(18)	First Lien Term Loan	S + 3.25%	6.92%	5/31/2028	4,817	4,815	4,857	0.24
CoolSys, Inc.	(5)(8)(17)	First Lien Term Loan	S + 4.75%	8.66%	8/11/2028	245	235	220	0.01
CRS Midco Holdings, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.15%	12/31/2032	8,077	8,037	8,037	0.40
CRS Midco Holdings, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	12/31/2032	2,692	(7)	(13)	—
CRS Midco Holdings, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.15%	12/31/2032	1,615	(8)	(8)	—
Discovery Purchaser Corporation	(5)(6)(15)(18)	First Lien Term Loan	S + 3.75%	7.40%	10/4/2029	4,800	4,805	4,624	0.23
FL Hawk Intermediate Holdings, Inc.	(8)(13)(15)(16)	First Lien Term Loan	S + 4.50%	8.15%	2/22/2030	7,415	7,390	7,415	0.37
FL Hawk Intermediate Holdings, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 4.50%	8.15%	2/22/2029	2,233	(3)	—	—
Fresh Holdco, Inc.	(8)(16)	First Lien Term Loan	S + 5.25%	9.05%	1/24/2026	245	245	245	0.01
Fresh Holdco, Inc.	(13)(15)(16)	First Lien Term Loan	S + 5.25%	9.05%	1/24/2026	190	190	190	0.01
HeartLand PPC Buyer, LLC	(8)(17)	First Lien Term Loan	S + 4.75%	8.40%	12/12/2029	2,947	2,921	2,933	0.15
HeartLand PPC Buyer, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.40%	12/12/2029	4,271	4,258	4,251	0.21
HeartLand PPC Buyer, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/12/2029	9,823	145	122	0.01
HeartLand PPC Buyer, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	12/12/2029	1,941	17	17	—
Hercules Blocker LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.40%	12/15/2028	12,373	12,329	12,311	0.61
Hercules Blocker LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/15/2028	11,512	(24)	(58)	—
Hercules Blocker LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	12/15/2028	1,044	(3)	(5)	—
High Bar Brands Operating, LLC	(6)(8)(16)	First Lien Term Loan	S + 5.25%	8.90%	12/19/2029	245	242	245	0.01
HP RSS Buyer, Inc.	(8)(17)	First Lien Term Loan	S + 5.00%	8.65%	12/11/2029	4,912	4,868	4,888	0.24
HP RSS Buyer, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.40%	12/11/2029	371	369	369	0.02

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies (continued)
HP RSS Buyer, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/11/2029	$13,953	$6,285	$6,247	0.31%
Low Voltage Holdings Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.40%	4/28/2032	27,066	26,976	26,998	1.34
Low Voltage Holdings Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	4/28/2032	5,102	(15)	(13)	—
Low Voltage Holdings Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	4/28/2032	3,597	(13)	(9)	—
Monarch Landscape Holdings, LLC	(8)(17)	First Lien Term Loan	S + 5.00%	8.65%	10/2/2028	1,777	1,775	1,762	0.09
Monarch Landscape Holdings, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	10/2/2028	301	298	298	0.01
Monarch Landscape Holdings, LLC	(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	10/2/2028	865	860	858	0.04
Onyx-Fire Protection Services Inc.	(6)(13)(15)(17)	First Lien Term Loan	C + 4.50%	6.77%	7/31/2031	CAD 18,453	13,287	13,445	0.67
Onyx-Fire Protection Services Inc.	(6)(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	C + 4.50%	6.77%	7/31/2031	CAD 1,751	(3)	—	—
Onyx-Fire Protection Services Inc.	(6)(7)(13)(15)(17)	First Lien Revolver	C + 4.50%	6.77%	7/31/2031	CAD 4,378	201	213	0.01
Palmetto Acquisitionco Inc.	(8)(16)	First Lien Term Loan	S + 5.75%	9.40%	9/18/2029	245	243	239	0.01
Polyphase Elevator Holding Company	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.65%	11/24/2032	15,998	15,939	15,919	0.79
Polyphase Elevator Holding Company	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	11/24/2032	2,564	1,072	1,064	0.05
Polyphase Elevator Holding Company	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.65%	11/24/2032	1,439	(5)	(7)	—
Project Boost Purchaser, LLC	(5)(15)(19)	First Lien Term Loan	S + 2.75%	6.40%	7/16/2031	6,431	6,426	6,454	0.32
Saber Parent Holdings Corp.	(13)(15)(19)	First Lien Term Loan	S + 4.50%	8.15%	12/16/2032	23,400	23,343	23,342	1.16
Saber Parent Holdings Corp.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	12/16/2032	6,455	(8)	(16)	—
Saber Parent Holdings Corp.	(7)(13)(15)(19)	First Lien Revolver	S + 4.50%	8.15%	12/16/2032	3,228	(8)	(8)	—
Soliant Lower Intermediate, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.75%	7.33%	7/18/2031	2,705	2,682	2,205	0.11
The Hiller Companies, LLC	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.67%	6/20/2030	15,502	15,442	15,502	0.77
The Hiller Companies, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	6/20/2030	4,288	4,034	4,058	0.20
The Hiller Companies, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	6/20/2030	3,948	2,652	2,674	0.13
The Hiller Companies, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.67%	6/20/2030	2,730	(14)	—	—
Thermostat Purchaser III, Inc.	(5)(8)(15)(17)	First Lien Term Loan	S + 4.25%	7.90%	8/31/2028	5,171	5,168	5,162	0.26
Valet Waste Holdings, Inc.	(8)(13)(16)	First Lien Term Loan	S + 6.00%	9.67%	5/1/2029	31,244	31,183	31,244	1.55
Valet Waste Holdings, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 6.00%	9.67%	5/1/2029	1,429	874	878	0.04
WRE Holding Corp.	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.58%	7/2/2031	8,201	8,166	8,140	0.40
WRE Holding Corp.	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.58%	7/2/2031	2,679	2,680	2,658	0.13
WRE Holding Corp.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.58%	7/2/2031	6,978	(17)	(52)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies (continued)
WRE Holding Corp.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.58%	7/2/2030	$1,133	$(4)	$(7)	—%
YLG Holdings, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.40%	12/23/2030	26,820	26,768	26,686	1.32
YLG Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/23/2030	5,494	3,241	3,225	0.16
YLG Holdings, Inc.	(7)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	12/23/2030	3,270	(5)	(16)	—
Zinc Buyer Corporation	(8)(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.40%	7/24/2031	18,515	18,488	18,515	0.92
Zinc Buyer Corporation	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	7/24/2031	1,878	(8)	—	—
Zinc Buyer Corporation	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	7/24/2031	2,028	(4)	—	—
Zone Climate Services, Inc.	(8)(16)	First Lien Term Loan	S + 5.50%	9.30%	3/9/2028	2,939	2,905	2,873	0.14
							306,785	306,152	15.19
Construction & Engineering
Ampirical Solutions, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.25%	7.90%	9/30/2032	9,735	9,686	9,637	0.48
Ampirical Solutions, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.25%	7.90%	9/30/2032	14,602	(35)	(146)	(0.01)
Ampirical Solutions, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.25%	7.90%	9/30/2032	3,894	(19)	(39)	—
Groundworks, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.00%	6.65%	3/14/2031	1,997	1,997	2,010	0.10
Hydraulic Technologies USA LLC	(8)(13)(16)	First Lien Term Loan	S + 5.50%	9.15%	6/3/2031	17,284	16,985	16,852	0.84
Hydraulic Technologies USA LLC	(7)(13)(15)(16)	First Lien Revolver	S + 5.50%	9.15%	6/3/2030	2,384	1,049	1,037	0.05
Kleinfelder Intermediate LLC	(8)(17)	First Lien Term Loan	S + 5.00%	8.65%	9/18/2030	245	245	245	0.01
MEI Buyer LLC	(8)(16)	First Lien Term Loan	S + 4.25%	7.92%	6/29/2029	4,233	4,212	4,223	0.21
MEI Buyer LLC	(15)(16)	First Lien Delayed Draw Term Loan	S + 4.25%	7.92%	6/29/2029	672	661	670	0.03
Trilon Group, LLC	(8)(13)(16)	First Lien Term Loan	S + 4.75%	8.40%	5/25/2029	2,995	2,974	2,973	0.15
Trilon Group, LLC	(8)(13)(15)(16)	First Lien Term Loan	S + 4.75%	8.40%	5/25/2029	2,994	2,975	2,972	0.15
Trilon Group, LLC	(8)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	5/25/2029	4,256	4,207	4,224	0.21
Trilon Group, LLC	(8)(13)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	5/25/2029	113	112	112	0.01
Trilon Group, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	5/25/2029	3,009	839	820	0.04
Trilon Group, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 4.75%	8.40%	5/25/2029	1,218	(12)	(9)	—
							45,876	45,581	2.27

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Construction Materials
Pearlman Enterprises Inc.	(8)(16)	First Lien Term Loan	S + 4.50%	8.27%	5/5/2027	$2,946	$2,936	$2,887	0.14%
Profile Products LLC	(8)(17)	First Lien Term Loan	S + 5.50%	9.25%	11/12/2027	245	243	244	0.01
Red Fox CD Acquisition Corporation	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 6.00%	9.65%	3/4/2030	26,867	23,263	23,343	1.16
							26,442	26,474	1.31
Containers and Packaging
Berlin Packaging LLC	(5)(6)(8)(15)(19)	First Lien Term Loan	S + 3.25%	6.92%	6/7/2031	7,463	7,447	7,489	0.37
CFs Brands, LLC	(8)(16)	First Lien Term Loan	S + 5.00%	8.67%	10/2/2030	245	243	245	0.01
Charter Next Generation, Inc.	(5)(15)(17)	First Lien Term Loan	S + 2.75%	6.42%	11/29/2030	4,571	4,576	4,586	0.23
Clydesdale Acquisition Holdings, Inc.	(5)(15)(18)	First Lien Term Loan	S + 3.25%	6.92%	4/1/2032	4,465	4,435	4,466	0.22
Cold Chain Technologies, LLC	(13)(15)(16)	First Lien Term Loan	S + 5.25%	8.90%	7/2/2027	18,054	18,028	18,017	0.89
Cold Chain Technologies, LLC	(7)(15)(16)	First Lien Revolver	S + 5.25%	8.90%	7/2/2027	197	111	111	0.01
Engineered Machinery Holdings, Inc.	(5)(6)(15)(19)	First Lien Term Loan	S + 3.25%	6.90%	11/26/2032	518	516	522	0.03
Packaging Coordinators Midco, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.40%	10/15/2032	30,657	30,635	30,513	1.51
Packaging Coordinators Midco, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	10/15/2032	6,735	167	182	0.01
Packaging Coordinators Midco, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	10/15/2032	2,727	(3)	(12)	—
Packaging Coordinators Midco, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	10/15/2032	3,311	(7)	(16)	—
Plastipak Holdings, Inc.	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.17%	9/24/2032	3,223	3,208	3,235	0.16
Pregis TopCo LLC	(5)(15)(19)	First Lien Term Loan	S + 4.00%	7.67%	2/1/2029	4,466	4,479	4,509	0.22
Pro Mach Group, Inc.	(5)(15)(19)	First Lien Term Loan	S + 2.75%	6.42%	10/15/2032	2,554	2,547	2,573	0.13
Ring Container Technologies Group, LLC	(5)(15)(18)	First Lien Term Loan	S + 2.50%	6.17%	9/15/2032	4,718	4,727	4,736	0.23
Rohrer Corp.	(8)(16)	First Lien Term Loan	S + 5.00%	8.83%	3/15/2027	246	243	240	0.01
ST Athena Global LLC	(6)(8)(13)(17)	First Lien Term Loan	SON + 5.25%	8.82%	6/26/2030	GBP 1,271	1,596	1,696	0.08
ST Athena Global LLC	(6)(8)(13)(15)(17)	First Lien Term Loan	S + 5.25%	8.90%	6/26/2030	2,809	2,794	2,781	0.14
ST Athena Global LLC	(6)(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	6/26/2030	119	(1)	(1)	—
ST Athena Global LLC	(6)(7)(13)(15)(17)	First Lien Revolver	S + 5.25%	8.90%	6/26/2029	390	52	51	—
Tank Holding Corp.	(8)(17)	First Lien Term Loan	S + 5.75%	9.52%	3/31/2028	245	239	225	0.01
Trident TPI Holdings, Inc.	(5)(15)(18)	First Lien Term Loan	S + 3.75%	7.40%	9/15/2028	3,613	3,615	3,480	0.17
Verde Purchaser, LLC	(5)(15)(19)	First Lien Term Loan	S + 4.00%	7.65%	11/30/2030	4,772	4,777	4,778	0.24
							94,424	94,406	4.67

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Distributors
Aurora Parts & Accessories LLC	(8)(16)	First Lien Term Loan	S + 5.75%	9.55%	1/13/2029	$245	$245	$244	0.01%
BC Group Holdings, Inc.	(8)(17)	First Lien Term Loan	S + 5.00%	8.65%	12/21/2027	244	244	243	0.01
BC Group Holdings, Inc.	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.65%	12/21/2027	4,721	4,708	4,698	0.23
BC Group Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	12/21/2027	8,441	5,842	5,829	0.29
Blackbird Purchaser, Inc.	(8)(15)(17)	First Lien Term Loan	S + 5.75%	9.40%	12/19/2030	5,150	5,114	5,111	0.25
Blackbird Purchaser, Inc.	(7)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.75%	9.40%	12/19/2030	379	(3)	(3)	—
Blackbird Purchaser, Inc.	(7)(15)(17)	First Lien Revolver	S + 5.75%	9.40%	12/19/2029	619	429	429	0.02
BlackHawk Industrial Distribution, Inc.	(8)(15)(16)	First Lien Term Loan	S + 5.25%	9.05%	9/17/2026	6,868	6,868	6,508	0.32
BlackHawk Industrial Distribution, Inc.	(8)(13)(16)	First Lien Term Loan	S + 5.25%	9.05%	9/17/2026	233	233	221	0.01
BlackHawk Industrial Distribution, Inc.	(8)(16)	First Lien Term Loan	S + 5.25%	9.05%	9/17/2026	135	135	127	0.01
BlackHawk Industrial Distribution, Inc.	(13)(15)(16)	First Lien Term Loan	S + 5.25%	9.05%	9/17/2026	2,851	2,846	2,701	0.13
BlackHawk Industrial Distribution, Inc.	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	9.05%	9/17/2026	1	1	1	—
BlackHawk Industrial Distribution, Inc.	(7)(15)(16)	First Lien Revolver	S + 5.25%	9.05%	9/17/2026	3,503	1,745	1,568	0.08
Dealer Tire Financial, LLC	(5)(15)(18)	First Lien Term Loan	S + 3.00%	6.67%	7/2/2031	4,861	4,842	4,873	0.24
Johnstone Supply, LLC	(5)(8)(15)(19)	First Lien Term Loan	S + 2.50%	6.17%	6/9/2031	4,890	4,892	4,924	0.24
Motion & Control Enterprises LLC	(8)(16)	First Lien Term Loan	S + 6.00%	9.65%	6/1/2028	2,327	2,315	2,292	0.11
Motion & Control Enterprises LLC	(8)(13)(16)	First Lien Term Loan	S + 6.00%	9.65%	6/1/2028	879	878	866	0.04
Motion & Control Enterprises LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 6.00%	9.65%	6/1/2028	612	609	602	0.03
Motion & Control Enterprises LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 6.00%	9.65%	6/1/2028	1,453	(4)	(22)	—
Vessco Midco Holdings, LLC	(8)(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.17%	7/24/2031	27,777	27,667	27,710	1.37
Vessco Midco Holdings, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.08%	7/24/2031	9,984	9,972	9,960	0.50
Vessco Midco Holdings, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	7/24/2031	18,965	7,599	7,609	0.38
Vessco Midco Holdings, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.17%	7/24/2031	3,086	(11)	(7)	—
							87,166	86,484	4.27

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services
AAH Topco., LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.77%	12/22/2027	$5,939	$1,679	$1,698	0.08%
American Residential Services, LLC	(5)(7)(15)(19)	First Lien Revolver	S + 2.50%	6.15%	1/31/2030	1,739	—	(35)	—
Apex Service Partners, LLC	(8)(13)(16)	First Lien Term Loan	S + 5.00%	8.65%	10/24/2030	4,744	4,691	4,744	0.24
Apex Service Partners, LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	10/24/2030	15,039	14,939	15,039	0.75
Apex Service Partners, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	10/24/2030	10,000	(25)	(75)	—
Apex Service Partners, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	8.65%	10/24/2029	378	99	99	—
Ascend Learning, LLC	(5)(15)(18)	First Lien Term Loan	S + 3.00%	6.67%	12/11/2028	6,451	6,401	6,482	0.32
AVE Holdings III, Corp.	(8)(17)	First Lien Term Loan	S + 5.50%	9.33%	2/25/2028	143	142	135	0.01
AVE Holdings III, Corp.	(15)(17)	First Lien Delayed Draw Term Loan	S + 5.50%	9.33%	2/25/2028	62	61	58	—
AVE Holdings III, Corp.	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.50%	9.33%	2/25/2028	40	40	38	—
AVG Intermediate Holdings LLC	(8)(16)	First Lien Term Loan	S + 6.00%	9.75%	3/16/2027	821	821	815	0.04
AVG Intermediate Holdings LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 6.00%	9.75%	3/16/2027	3,024	3,024	3,001	0.15
AVG Intermediate Holdings LLC	(7)(15)(16)	First Lien Revolver	S + 6.00%	9.75%	3/16/2027	166	—	(1)	—
COP Hometown Acquisitions, Inc.	(8)(16)	First Lien Term Loan	S + 5.25%	8.90%	7/16/2027	899	889	894	0.04
COP Hometown Acquisitions, Inc.	(8)(13)(15)(16)	First Lien Term Loan	S + 5.25%	8.90%	7/16/2027	1,273	1,269	1,267	0.06
COP Hometown Acquisitions, Inc.	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	7/16/2027	4,012	3,968	3,991	0.20
CVP Holdco, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.42%	6/30/2031	22,159	22,125	22,103	1.10
CVP Holdco, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	6/30/2031	5,883	1,346	1,343	0.07
CVP Holdco, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	6/28/2030	2,353	(6)	(6)	—
Essential Services Holding Corporation	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.65%	6/17/2031	10,617	10,597	10,591	0.52
Essential Services Holding Corporation	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	6/17/2031	2,082	(2)	(5)	—
Essential Services Holding Corporation	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.65%	6/17/2030	1,301	517	517	0.03
Experigreen Intermediate Holdings, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.40%	12/10/2032	25,044	24,922	24,919	1.24
Experigreen Intermediate Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/10/2032	6,198	(16)	(31)	—
Experigreen Intermediate Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	12/10/2032	3,169	(16)	(16)	—
Flint Opco, LLC	(8)(16)	First Lien Term Loan	S + 4.75%	8.40%	8/15/2030	246	244	246	0.01
Flint Opco, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	8/15/2030	11,524	3,503	3,539	0.18
FSHS I, LLC	(8)(17)	First Lien Term Loan	S + 5.50%	9.17%	11/18/2028	3,945	3,945	3,915	0.19
GS SEER Group Holdings, LLC	(8)(16)	First Lien Term Loan	S + 6.75%	10.40%	4/29/2030	4,899	4,824	4,728	0.23
GSV Holding, LLC	(13)(15)(16)	First Lien Term Loan	S + 5.75%	9.40% (Incl. 3.13% PIK)	10/18/2030	37,964	37,806	37,774	1.87

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services (continued)
GSV Holding, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 7.38%	11.03% (Incl. 3.13% PIK)	10/18/2030	$1,651	$(8)	$—	—%
Health Buyer LLC	(8)(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.40%	4/29/2030	5,450	5,430	5,424	0.27
Health Buyer LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	4/29/2030	10,052	(30)	(48)	—
Home Service TopCo IV, Inc.	(8)(16)	First Lien Term Loan	S + 4.50%	8.08%	12/31/2027	4,899	4,899	4,887	0.24
Home Service TopCo IV, Inc.	(13)(15)(16)	First Lien Term Loan	S + 4.50%	8.08%	12/31/2027	3,910	3,901	3,901	0.19
Home Service TopCo IV, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.08%	12/31/2027	3,675	—	(9)	—
Innovetive Petcare, LLC	(8)(16)	First Lien Term Loan	S + 5.00%	8.77%	6/30/2028	192	187	190	0.01
Innovetive Petcare, LLC	(8)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.77%	6/30/2028	46	45	46	—
Innovetive Petcare, LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.77%	6/30/2028	18,689	18,656	18,549	0.92
Innovetive Petcare, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.77%	6/30/2028	8,411	2,737	2,693	0.13
Learning Care Group (US) No. 2 Inc.	(5)(15)(18)	First Lien Term Loan	S + 4.00%	7.65%	8/11/2028	1,743	1,738	1,460	0.07
PPV Intermediate Holdings, LLC	(8)(17)	First Lien Term Loan	S + 5.75%	9.40%	8/31/2029	240	238	238	0.01
PPV Intermediate Holdings, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	8/31/2029	14,994	5,838	5,585	0.28
Seahawk BidCo, LLC	(13)(15)(16)	First Lien Term Loan	S + 4.75%	8.40%	12/19/2031	13,474	13,433	13,474	0.67
Seahawk BidCo, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/19/2031	4,223	3,308	3,323	0.16
Seahawk BidCo, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/19/2031	20,046	(25)	—	—
Seahawk BidCo, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 4.75%	8.40%	12/19/2030	1,273	(5)	—	—
Southern Veterinary Partners, LLC	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.15%	12/4/2031	7,714	7,698	7,714	0.38
Taymax Group Acquisition, LLC	(8)(16)	First Lien Term Loan	S + 6.00%	9.77%	7/30/2027	1,470	1,470	1,470	0.07
Taymax Group Acquisition, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.52%	7/30/2027	2,533	542	542	0.03
University Support Services LLC	(5)(15)(18)	First Lien Term Loan	S + 2.75%	6.42%	2/10/2029	2,382	2,349	2,308	0.11
US Fitness Holdings, LLC	(8)(13)(15)(17)	First Lien Term Loan	S + 5.50%	9.15%	9/4/2031	30,252	30,135	30,252	1.50
US Fitness Holdings, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.50%	9.15%	9/4/2031	3,923	(23)	—	—
US Fitness Holdings, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.50%	9.15%	9/4/2030	2,651	(13)	—	—
Vertex Service Partners, LLC	(8)(17)	First Lien Term Loan	S + 6.00%	9.65% (Incl. 4.14% PIK)	11/8/2030	248	245	241	0.01
Vertex Service Partners, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90% (Incl. 3.83% PIK)	11/8/2030	1,502	293	213	0.01
VPP Intermediate Holdings, LLC	(8)(16)	First Lien Term Loan	S + 5.75%	9.52%	12/1/2027	1,800	1,799	1,795	0.09
VPP Intermediate Holdings, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	12/1/2027	12,942	5,020	4,994	0.25
VPP Intermediate Holdings, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	9.52%	12/1/2027	2,169	2,169	2,163	0.11
VPP Intermediate Holdings, LLC	(15)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	9.42%	12/1/2027	2,196	2,188	2,190	0.11
VPP Intermediate Holdings, LLC	(7)(15)(16)	First Lien Revolver	S + 5.75%	9.52%	12/1/2027	223	—	(1)	—
							262,001	261,361	12.95

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Telecommunication Services
Coral-US Co-Borrower LLC	(5)(6)(15)(19)	First Lien Term Loan	S + 3.25%	6.90%	1/31/2032	$3,700	$3,677	$3,637	0.18%
Guardian US Holdco LLC	(5)(8)(15)(18)	First Lien Term Loan	S + 3.50%	7.15%	1/31/2030	5,270	5,277	5,285	0.26
Virgin Media Bristol LLC	(5)(6)(8)(15)(19)	First Lien Term Loan	S + 3.18%	6.86%	3/31/2031	4,877	4,822	4,840	0.24
Zacapa S.a r.l.	(5)(6)(8)(15)(18)	First Lien Term Loan	S + 3.75%	7.40%	3/22/2029	6,821	6,823	6,834	0.34
							20,599	20,596	1.02
Electrical Equipment
Infinite Bidco LLC	(5)(8)(18)	First Lien Term Loan	S + 6.25%	9.90%	3/2/2028	245	243	246	0.01
Power Grid Holdings, Inc.	(8)(15)(17)	First Lien Term Loan	S + 4.75%	8.40%	12/2/2030	25,246	25,174	25,246	1.25
Power Grid Holdings, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.40%	12/2/2030	2,443	2,441	2,443	0.12
							27,858	27,935	1.38
Electronic Equipment, Instruments and Components
AdvancedPCB Intermediate Holdings, Inc.(f/k/a AEP Passion Intermediate Holdings, Inc.)	(13)(15)(16)	First Lien Term Loan	S + 6.50%	10.30% (Incl. 4.75% PIK)	10/5/2027	255	254	241	0.01
Dwyer Instruments, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.40%	7/20/2029	230	227	227	0.01
Dwyer Instruments, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.40%	7/20/2029	21,560	21,390	21,344	1.06
Dwyer Instruments, LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	7/20/2029	2,837	2,820	2,808	0.14
Dwyer Instruments, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	7/20/2029	3,394	1,182	1,182	0.06
Excelitas Technologies Corp.	(8)(17)	First Lien Term Loan	S + 5.25%	8.92%	8/13/2029	193	191	193	0.01
Excelitas Technologies Corp.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	8/13/2029	5,044	(9)	—	—
Phoenix 1 Buyer Corp.	(8)(17)	First Lien Term Loan	S + 4.75%	8.40%	11/20/2030	246	243	246	0.01
Wildcat Topco, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.15%	11/17/2031	15,337	15,275	15,337	0.76
Wildcat Topco, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	11/17/2031	3,243	(21)	—	—
Wildcat Topco, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.15%	11/17/2031	3,243	—	—	—
							41,552	41,578	2.06
Energy Equipment and Services
CRCI Longhorn Holdings, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.42%	8/27/2031	17,995	17,924	17,995	0.89
CRCI Longhorn Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	8/27/2031	4,544	(9)	—	—
CRCI Longhorn Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	8/27/2031	3,030	(12)	—	—
Integrated Power Services Holdings, Inc.	(8)(17)	First Lien Term Loan	S + 4.75%	8.53%	11/22/2028	4,366	4,316	4,355	0.22
Integrated Power Services Holdings, Inc.	(8)(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.53%	11/22/2028	16,848	16,845	16,806	0.83
Integrated Power Services Holdings, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.53%	11/22/2028	5,925	5,924	5,910	0.29
Integrated Power Services Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.53%	11/22/2028	6,005	(15)	(15)	—
Integrated Power Services Holdings, Inc.	(7)(15)(17)	First Lien Revolver	S + 4.75%	8.53%	11/22/2027	544	121	126	0.01
Phillips & Temro Industries Inc.	(8)(16)	First Lien Term Loan	S + 5.00%	8.80%	3/12/2027	228	228	227	0.01
							45,322	45,404	2.25

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Financial Services
Aprio Advisory Group, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.40%	8/1/2031	$19,962	$19,908	$19,946	0.99%
Aprio Advisory Group, LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	8/1/2031	7,969	7,950	7,963	0.39
Aprio Advisory Group, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	8/1/2031	10,829	5,416	5,454	0.27
Aprio Advisory Group, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	8/1/2031	4,018	(8)	(3)	—
Aretec Group, Inc.	(5)(15)(19)	First Lien Term Loan	S + 3.00%	6.67%	8/9/2030	6,952	6,943	6,988	0.35
Ascensus Group Holdings, Inc.	(5)(6)(8)(15)(18)	First Lien Term Loan	S + 3.00%	6.67%	11/24/2032	8,693	8,698	8,694	0.43
Cerity Partners Equity Holding LLC	(8)(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.15%	7/28/2031	33,112	33,047	33,029	1.64
Cerity Partners Equity Holding LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	7/28/2029	4,646	(19)	(12)	—
Cerity Partners Equity Holding LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	7/28/2031	16,514	(20)	(41)	—
Cerity Partners Equity Holding LLC	(7)(15)(17)	First Lien Revolver	S + 4.50%	8.15%	7/28/2031	4,752	748	748	0.04
CFGI Holdings, LLC	(8)(17)	First Lien Term Loan	S + 4.50%	8.17%	11/2/2027	4,138	4,100	4,117	0.20
CFGI Holdings, LLC	(7)(15)(17)	First Lien Revolver	S + 4.50%	8.17%	11/2/2027	191	(2)	(1)	—
Cherry Bekaert Advisory LLC	(8)(17)	First Lien Term Loan	S + 4.50%	8.17%	6/28/2030	1,925	1,881	1,915	0.09
Cherry Bekaert Advisory LLC	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.17%	6/28/2030	26,943	26,821	26,809	1.33
Cherry Bekaert Advisory LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	6/28/2030	793	775	789	0.04
Cherry Bekaert Advisory LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	6/28/2030	4,212	2,239	2,249	0.11
Cherry Bekaert Advisory LLC	(7)(15)(17)	First Lien Revolver	S + 4.50%	8.15%	6/28/2030	226	(5)	(1)	—
Chicago US Midco III LP	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.17%	11/1/2032	2,291	2,286	2,299	0.11
Chicago US Midco III LP	(5)(7)(15)(19)	First Lien Delayed Draw Term Loan	S + 2.50%	6.17%	11/1/2032	340	—	1	—
Clear Capital Holdings, LLC	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.65%	6/30/2032	7,169	7,124	7,133	0.35
Clear Capital Holdings, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	6/30/2032	3,414	(10)	(17)	—
Clear Capital Holdings, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.65%	6/30/2032	1,366	(9)	(7)	—
Contractual Buyer, LLC	(8)(17)	First Lien Term Loan	S + 5.75%	9.40%	10/10/2030	246	242	244	0.01
Focus Financial Partners, LLC	(5)(6)(15)(19)	First Lien Term Loan	S + 2.50%	6.17%	9/15/2031	7,405	7,389	7,426	0.37
Foreside Financial Group, LLC	(8)(16)	First Lien Term Loan	S + 5.25%	9.05%	9/30/2027	5,670	5,622	5,656	0.28
Foreside Financial Group, LLC	(7)(15)(16)	First Lien Revolver	S + 5.25%	9.00%	9/30/2027	712	(6)	(2)	—
Frazier & Deeter Advisory, LLC	(8)(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.15%	5/3/2032	8,441	8,414	8,356	0.42
Frazier & Deeter Advisory, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	5/3/2032	958	(6)	(10)	—
Frazier & Deeter Advisory, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.15%	5/2/2031	974	(4)	(10)	—
GTCR Everest Borrower, LLC	(5)(6)(8)(15)(19)	First Lien Term Loan	S + 2.75%	6.40%	9/5/2031	6,282	6,274	6,312	0.31
Heights Buyer, LLC	(8)(16)	First Lien Term Loan	S + 5.75%	9.50%	8/25/2028	3,759	3,759	3,759	0.19

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Financial Services (continued)
Heights Buyer, LLC	(8)(13)(16)	First Lien Term Loan	S + 5.00%	8.75%	8/25/2028	$963	$959	$958	0.05%
Heights Buyer, LLC	(15)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	9.50%	8/25/2028	616	616	616	0.03
Heights Buyer, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	8/25/2028	1,311	(3)	(7)	—
Heights Buyer, LLC	(7)(15)(16)	First Lien Revolver	S + 5.75%	9.50%	8/25/2028	543	—	—	—
Kestra Advisor Services Holdings A, Inc.	(5)(6)(15)(19)	First Lien Term Loan	S + 3.00%	6.67%	3/22/2031	4,966	4,934	4,982	0.25
Kriv Acquisition Inc.	(8)(15)(16)	First Lien Term Loan	S + 5.00%	8.65%	7/31/2031	4,633	4,617	4,610	0.23
Kriv Acquisition Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	7/31/2031	14,244	(4)	(72)	—
Kriv Acquisition Inc.	(7)(15)(16)	First Lien Revolver	S + 5.00%	8.65%	7/31/2031	1,920	160	141	0.01
Minotaur Acquisition, Inc.	(8)(13)(16)	First Lien Term Loan	S + 5.00%	8.67%	6/3/2030	24,049	23,857	23,989	1.19
Minotaur Acquisition, Inc.	(13)(15)(16)	First Lien Term Loan	S + 5.00%	8.67%	5/10/2030	7,688	7,649	7,668	0.38
Minotaur Acquisition, Inc.	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	6/3/2030	7,967	7,880	7,946	0.39
Minotaur Acquisition, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	8.67%	6/3/2030	2,442	(24)	(6)	—
Monarch Finco, LLC	(13)(15)(18)	First Lien Term Loan	S + 4.25%	7.90%	10/29/2032	19,240	19,144	19,147	0.95
Monarch Finco, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.25%	7.90%	10/29/2032	5,767	1,896	1,891	0.09
Monarch Finco, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.25%	7.90%	10/29/2032	385	(2)	(2)	—
NAB Holdings, LLC	(5)(15)(18)	First Lien Term Loan	S + 2.50%	6.15%	11/23/2028	5,959	5,895	5,712	0.28
Neon Maple Purchaser Inc.	(5)(6)(15)(19)	First Lien Term Loan	S + 2.50%	6.17%	11/17/2031	7,445	7,428	7,463	0.37
Osaic Holdings, Inc.	(5)(6)(15)(19)	First Lien Term Loan	S + 3.00%	6.58%	7/30/2032	6,870	6,878	6,907	0.34
Osttra Group Ltd.	(5)(6)(15)(19)	First Lien Term Loan	S + 3.50%	7.15%	10/8/2032	3,196	3,193	3,215	0.16
Pathstone Family Office LLC	(8)(16)	First Lien Term Loan	S + 5.00%	8.77%	5/15/2029	2,576	2,553	2,569	0.13
Pathstone Family Office LLC	(13)(15)(16)	First Lien Term Loan	S + 5.00%	8.77%	5/15/2029	522	518	521	0.03
Pathstone Family Office LLC	(8)(13)(16)	First Lien Term Loan	S + 5.00%	8.77%	5/15/2029	23,309	23,217	23,251	1.15
Pathstone Family Office LLC	(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.77%	5/15/2029	281	278	280	0.01
Pathstone Family Office LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.77%	5/15/2029	5,035	(17)	(13)	—
Pathstone Family Office LLC	(7)(15)(16)	First Lien Revolver	S + 5.00%	8.77%	5/15/2028	2,502	588	594	0.03
Ryan, LLC	(5)(15)(18)	First Lien Term Loan	S + 3.50%	7.17%	11/5/2032	10,000	9,950	9,888	0.49
Ryan, LLC	(5)(7)(15)(19)	First Lien Revolver	S + 3.00%	6.67%	11/7/2030	1,664	—	(19)	—
The Chartis Group, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.25%	7.90%	9/17/2031	12,533	12,485	12,533	0.62
The Chartis Group, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.25%	7.90%	9/17/2031	3,874	633	644	0.03
The Chartis Group, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.15%	9/17/2031	1,938	(8)	—	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Financial Services (continued)
Wealth Enhancement Group, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	10/2/2028	$1,667	$1,638	$1,668	0.08%
Wealth Enhancement Group, LLC	(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	10/2/2028	1,176	1,151	1,176	0.06
Wealth Enhancement Group, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	10/2/2028	40,487	11,739	11,801	0.59
Wealth Enhancement Group, LLC	(7)(15)(16)	First Lien Revolver	S + 4.50%	8.15%	10/2/2028	1,073	(2)	—	—
Wipfli Advisory LLC	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.15%	10/1/2032	7,215	7,197	7,179	0.36
Wipfli Advisory LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	10/1/2032	2,706	(3)	(14)	—
Wipfli Advisory LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.15%	10/1/2032	1,804	(4)	(9)	—
							326,533	326,990	16.22
Food Products
Fiesta Purchaser, Inc.	(5)(15)(19)	First Lien Term Loan	S + 2.75%	6.42%	2/12/2031	6,687	6,703	6,693	0.33
RB Holdings Interco, LLC	(8)(16)	First Lien Term Loan	S + 5.00%	8.80%	5/4/2028	245	243	245	0.01
Sigma Holdco B.V.	(5)(6)(15)(19)	First Lien Term Loan	S + 3.75%	7.49%	12/31/2027	5,340	5,322	5,179	0.26
Sugar PPC Buyer LLC	(8)(16)	First Lien Term Loan	S + 4.75%	8.33%	10/2/2031	246	242	244	0.01
Sugar PPC Buyer LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.33%	10/2/2031	6,789	2,016	1,996	0.10
WPP Bullet Buyer, LLC	(8)(16)	First Lien Term Loan	S + 5.25%	8.90%	12/7/2030	10,220	10,141	10,144	0.50
							24,667	24,501	1.21
Gas Utilities
EDPO, LLC	(8)(15)(17)	First Lien Term Loan	S + 4.75%	8.42%	12/10/2029	4,771	4,771	4,759	0.24
EDPO, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.42%	12/10/2029	19,559	19,529	19,510	0.97
EDPO, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	12/10/2029	6,863	(16)	(17)	—
EDPO, LLC	(7)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	12/8/2028	2,802	501	507	0.03
							24,785	24,759	1.24
Ground Transportation
AMS Parent, LLC	(5)(8)(17)	First Lien Term Loan	S + 4.75%	8.66%	10/25/2028	245	242	236	0.01
							242	236	0.01
Health Care Technology
Acentra Holdings, LLC	(8)(18)	First Lien Term Loan	S + 5.50%	9.15%	12/17/2029	1,868	1,868	1,868	0.09
Acentra Holdings, LLC	(7)(15)(18)	First Lien Revolver	S + 5.50%	9.15%	12/17/2029	94	—	—	—
Athenahealth Group Inc.	(5)(15)(18)	First Lien Term Loan	S + 2.75%	6.42%	2/15/2029	4,805	4,784	4,820	0.24
Caerus US 1 Inc.	(6)(8)(17)	First Lien Term Loan	S + 5.00%	8.65%	5/25/2029	2,567	2,567	2,567	0.13
Cotiviti, Inc.	(5)(15)(19)	First Lien Term Loan	S + 2.75%	6.42%	5/1/2031	2,698	2,702	2,599	0.13
Cotiviti, Inc.	(5)(15)(19)	First Lien Term Loan	S + 2.75%	6.42%	3/26/2032	3,692	3,662	3,553	0.18
DeLorean Purchaser, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.40%	12/16/2031	30,265	30,065	30,038	1.49
DeLorean Purchaser, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	12/16/2031	4,574	(34)	(34)	—
F&M Buyer LLC	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.15%	3/18/2032	11,940	11,884	11,940	0.59

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Health Care Technology (continued)
F&M Buyer LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	3/18/2032	$3,980	$(9)	$—	—%
F&M Buyer LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.15%	3/18/2032	1,741	(9)	—	—
Gainwell Acquisition Corp.	(5)(8)(17)	First Lien Term Loan	S + 4.00%	7.75%	10/1/2027	1,964	1,913	1,933	0.10
Goldeneye Parent, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.42%	3/31/2032	31,969	31,894	31,969	1.58
Goldeneye Parent, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	3/31/2032	4,652	(12)	—	—
HT Intermediary III, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.17%	11/12/2030	14,553	14,494	14,480	0.72
HT Intermediary III, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	11/12/2030	3,564	(7)	(18)	—
HT Intermediary III, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.17%	11/12/2030	1,336	(7)	(7)	—
IMO Investor Holdings, Inc.	(8)(15)(17)	First Lien Term Loan	S + 5.00%	8.58%	5/11/2029	12,216	12,215	12,216	0.61
IMO Investor Holdings, Inc.	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.58%	5/11/2029	1,280	1,280	1,280	0.06
IMO Investor Holdings, Inc.	(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.58%	5/11/2029	1,250	1,250	1,250	0.06
IMO Investor Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.65%	5/11/2028	1,479	—	—	—
Net Health Acquisition Corp.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.42%	7/3/2031	30,299	30,178	30,148	1.49
Net Health Acquisition Corp.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.42%	7/3/2031	4,061	4,041	4,040	0.20
Net Health Acquisition Corp.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	7/3/2031	3,924	(15)	(20)	—
PointClickCare Technologies Inc.	(5)(6)(15)(19)	First Lien Term Loan	S + 2.75%	6.40%	11/3/2031	3,362	3,355	3,373	0.17
Signant Finance One Limited	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.40%	10/16/2031	18,769	18,586	18,681	0.93
Signant Finance One Limited	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	10/16/2031	4,331	(21)	(20)	—
Signant Finance One Limited	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	10/16/2031	1,805	(18)	(8)	—
Swoop Intermediate III, Inc.	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.17%	4/12/2032	12,904	12,873	12,871	0.64
Swoop Intermediate III, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	4/12/2032	9,108	(10)	(23)	—
Swoop Intermediate III, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.17%	4/12/2032	3,036	(8)	(8)	—
Unlimited Technology Holdings, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.15%	3/12/2032	16,715	16,674	16,715	0.83
Unlimited Technology Holdings, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.15%	3/12/2032	2,240	(6)	—	—
Vatica Health, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.33%	10/29/2032	17,804	17,718	17,719	0.88
Vatica Health, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.33%	10/29/2032	1,780	(9)	(9)	—
Wisdom Purchaser, LLC	(8)(13)(18)	First Lien Term Loan	S + 4.50%	8.15%	7/24/2032	27,682	27,613	27,613	1.37
Wisdom Purchaser, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.15%	7/24/2032	2,864	(7)	(7)	—
							251,444	251,519	12.49
Healthcare Equipment and Supplies
Agiliti Health, Inc.	(5)(8)(15)(19)	First Lien Term Loan	S + 3.00%	6.58%	5/1/2030	3,929	3,916	3,858	0.19
Alcor Scientific LLC	(8)(16)	First Lien Term Loan	S + 4.50%	8.27%	1/31/2028	215	213	215	0.01
Aspen Medical Products, LLC	(8)(16)	First Lien Term Loan	S + 4.75%	8.42%	6/10/2028	3,876	3,870	3,876	0.19
Belmont Instrument, LLC	(8)(16)	First Lien Term Loan	S + 5.25%	8.90%	8/19/2028	2,939	2,916	2,939	0.15

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Equipment and Supplies (continued)
Blades Buyer, Inc.	(8)(16)	First Lien Term Loan	S + 4.75%	8.42%	3/28/2028	$3,049	$3,049	$3,039	0.15%
Blades Buyer, Inc.	(8)(13)(16)	First Lien Term Loan	S + 4.75%	8.42%	3/28/2028	219	218	219	0.01
Blades Buyer, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	3/28/2028	18,932	(33)	(66)	—
Blades Buyer, Inc.	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	3/28/2028	1,709	1,709	1,703	0.08
Blades Buyer, Inc.	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	3/28/2028	879	872	876	0.04
Blades Buyer, Inc.	(7)(15)(16)	First Lien Revolver	S + 4.75%	8.42%	3/28/2028	1,668	(6)	(6)	—
CDL Parent, Inc.	(8)(16)	First Lien Term Loan	S + 4.75%	8.40%	12/7/2028	246	244	245	0.01
CDL Parent, Inc.	(8)(13)(16)	First Lien Term Loan	S + 4.75%	8.40%	12/7/2028	23,494	23,379	23,377	1.16
CDL Parent, Inc.	(13)(15)(16)	First Lien Term Loan	S + 4.75%	8.42%	12/7/2028	27,500	27,362	27,362	1.36
CDL Parent, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/7/2028	3,930	97	87	—
CDL Parent, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 4.75%	8.55%	12/7/2028	867	(7)	(4)	—
CPC/Cirtec Holdings, Inc.	(8)(17)	First Lien Term Loan	S + 5.00%	8.65%	1/30/2029	4,899	4,899	4,899	0.24
CPC/Cirtec Holdings, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.65%	1/30/2029	1,981	1,981	1,981	0.10
CPC/Cirtec Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.65%	10/31/2028	670	107	107	0.01
CVET Midco 2, L.P.	(5)(8)(18)	First Lien Term Loan	S + 5.00%	8.65%	10/13/2029	2,999	3,004	2,703	0.13
GTCR BC Purchaser, Inc.	(6)(8)(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.65%	11/19/2032	18,439	18,301	18,304	0.91
GTCR BC Purchaser, Inc.	(6)(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	11/19/2032	3,951	(15)	(29)	—
GTCR BC Purchaser, Inc.	(6)(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.65%	11/19/2031	2,107	(15)	(15)	—
Tarrytown Acquisition Holdings, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.42%	11/12/2032	15,951	15,873	15,874	0.79
Tarrytown Acquisition Holdings, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	11/12/2032	4,311	(11)	(21)	—
Tarrytown Acquisition Holdings, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	11/12/2032	3,018	(15)	(14)	—
							111,908	111,509	5.53
Healthcare Providers and Services
AB Centers Acquisition Corporation	(8)(13)(17)	First Lien Term Loan	S + 5.25%	8.92%	7/2/2031	27,235	27,124	27,137	1.35
AB Centers Acquisition Corporation	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	7/2/2031	1,497	530	531	0.03
AB Centers Acquisition Corporation	(7)(13)(15)(17)	First Lien Revolver	S + 5.25%	8.92%	7/2/2031	1,463	(7)	(5)	—
ACI Group Holdings, Inc.	(8)(17)	First Lien Term Loan	S + 6.00%	9.75% (Incl. 3.25% PIK)	8/2/2028	3,535	3,535	3,385	0.17
ACI Group Holdings, Inc.	(8)(17)	First Lien Delayed Draw Term Loan	S + 6.00%	9.75% (Incl. 3.25% PIK)	8/2/2028	511	511	490	0.02
ACI Group Holdings, Inc.	(15)(17)	First Lien Delayed Draw Term Loan	S + 6.00%	9.75% (Incl. 3.25% PIK)	8/2/2028	773	768	740	0.04
ACI Group Holdings, Inc.	(7)(15)(17)	First Lien Revolver	S + 5.50%	9.25%	8/2/2027	298	295	288	0.01
Arrow Management Acquisition, LLC	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.65%	7/26/2032	13,185	13,119	13,053	0.65
Arrow Management Acquisition, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	7/26/2032	4,709	(11)	(47)	—
Arrow Management Acquisition, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.65%	7/23/2032	1,570	526	518	0.03

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Providers and Services (continued)
Azalea TopCo, Inc.	(5)(8)(15)(19)	First Lien Term Loan	S + 3.00%	6.67%	4/30/2031	$6,489	$6,472	$6,509	0.32%
Cardiology Management Holdings, LLC	(8)(16)	First Lien Term Loan	S + 5.75%	9.40%	1/31/2029	103	103	102	0.01
Cardiology Management Holdings, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	9.40%	1/31/2029	73	73	72	—
Cardiology Management Holdings, LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	9.55%	1/31/2029	68	68	68	—
Cardiology Management Holdings, LLC	(15)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	9.55%	1/31/2029	2	2	2	—
Community Medical Acquisition Corp.	(8)(16)	First Lien Term Loan	S + 4.50%	8.33%	12/15/2028	245	238	245	0.01
Crown Laundry, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.42%	5/28/2031	8,003	7,966	7,963	0.39
Crown Laundry, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	5/28/2031	1,304	(3)	(7)	—
Crown Laundry, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	5/28/2031	1,522	(8)	(8)	—
DCA Investment Holding LLC	(8)(17)(20)	First Lien Term Loan	S + 8.41%	12.06%	4/3/2028	2,613	2,515	2,306	0.11
DCA Investment Holding LLC	(8)(17)(20)	First Lien Delayed Draw Term Loan	S + 8.41%	12.06%	4/3/2028	322	310	285	0.01
DOCS, MSO, LLC	(8)(17)	First Lien Term Loan	S + 5.75%	9.52%	6/1/2028	245	240	244	0.01
ENT MSO, LLC	(8)(16)	First Lien Term Loan	S + 5.25%	8.90%	12/31/2028	109	108	109	0.01
ENT MSO, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	12/31/2028	50	50	50	—
ENT MSO, LLC	(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	9.00%	12/31/2028	38	38	38	—
EPFS Buyer, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.15%	7/31/2031	24,159	24,038	24,038	1.19
EPFS Buyer, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	7/31/2031	4,118	(10)	(21)	—
EPFS Buyer, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.15%	7/31/2031	2,745	(14)	(14)	—
Golden State Buyer, Inc.	(5)(8)(17)	First Lien Term Loan	S + 4.75%	8.52%	3/21/2027	240	239	240	0.01
Imagefirst Holdings, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.00%	6.65%	3/12/2032	7,481	7,481	7,500	0.37
ImageFirst Holdings, LLC	(5)(7)(15)(19)	First Lien Revolver	S + 3.00%	6.65%	3/12/2030	5,000	—	—	—
IvyRehab Intermediate II, LLC	(8)(17)	First Lien Term Loan	S + 5.00%	8.75%	4/23/2029	198	196	198	0.01
IvyRehab Intermediate II, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	4/23/2029	12	12	12	—
JKC Parent, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.15%	2/13/2032	5,266	5,247	5,240	0.26
JKC Parent, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	2/13/2032	3,965	(9)	(20)	—
JKC Parent, Inc.	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	2/13/2032	1,823	1,810	1,814	0.09
JKC Parent, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.15%	2/13/2032	1,221	218	218	0.01
MRO Corporation	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.17%	6/9/2032	27,346	27,148	27,209	1.35
MRO Corporation	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	6/9/2032	2,384	(8)	(12)	—
MRO Corporation	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	6/9/2032	2,384	(18)	(12)	—
OB Hospitalist Group, Inc.	(8)(17)	First Lien Term Loan	S + 5.25%	9.02%	9/27/2027	227	226	227	0.01

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Providers and Services (continued)
OIS Management Services, LLC	(8)(17)	First Lien Term Loan	S + 4.75%	8.40%	11/16/2028	$1,706	$1,706	$1,684	0.08%
OIS Management Services, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	11/16/2028	1,234	1,234	1,219	0.06
ONS MSO, LLC	(8)(16)	First Lien Term Loan	S + 6.25%	9.90%	7/7/2028	245	245	236	0.01
Orsini Pharmaceutical Services, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.17%	5/22/2031	16,489	16,390	16,489	0.82
Orsini Pharmaceutical Services, LLC	(7)(15)(17)	First Lien Revolver	S + 4.50%	8.17%	5/22/2030	1,152	(7)	—	—
Phantom Purchaser, Inc.	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.65%	9/19/2031	20,539	20,502	20,487	1.02
Phantom Purchaser, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	9/19/2031	4,494	(15)	(22)	—
PhyNet Dermatology LLC	(8)(16)	First Lien Term Loan	S + 6.50%	10.15% PIK	10/20/2029	250	248	243	0.01
Premise Health Holding Corp.	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.15%	11/8/2032	1,626	1,618	1,618	0.08
Premise Health Holding Corp.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	11/8/2032	687	(2)	(3)	—
Premise Health Holding Corp.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.15%	11/6/2031	160	(1)	(1)	—
Raven Acquisition Holdings, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.00%	6.67%	11/19/2031	6,021	5,994	6,048	0.30
Raven Acquisition Holdings, LLC	(5)(7)(15)(19)	First Lien Delayed Draw Term Loan	S + 3.00%	6.67%	11/19/2031	433	(2)	2	—
RxSense Holdings LLC	(8)(16)	First Lien Term Loan	S + 5.00%	8.65%	3/12/2027	14,578	14,576	14,578	0.72
RxSense Holdings LLC	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	8.65%	3/12/2027	1,856	—	—	—
SCHP Purchaser, Inc.	(8)(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.17%	10/22/2032	18,837	18,743	18,747	0.93
SCHP Purchaser, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.17%	10/22/2032	3,140	(15)	(15)	—
SCP Eye Care Holdco, LLC	(15)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.27%	10/5/2029	246	245	243	0.01
Smile Doctors LLC	(8)(17)	First Lien Term Loan	S + 5.90%	9.65%	12/23/2028	2,446	2,446	2,440	0.12
Smile Doctors LLC	(15)(17)	First Lien Delayed Draw Term Loan	S + 5.90%	9.65%	12/23/2028	220	218	219	0.01
Smile Doctors LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.90%	9.65%	12/23/2028	275	275	275	0.01
Soleo Holdings, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.15%	1/30/2032	14,384	14,358	14,384	0.71
Soleo Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	1/30/2032	2,111	(2)	—	—
Soleo Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	1/30/2032	2,111	(5)	—	—
Specialized Dental Holdings II, LLC	(8)(13)(16)	First Lien Term Loan	S + 4.75%	8.42%	11/1/2028	269	268	269	0.01
Specialized Dental Holdings II, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	11/1/2028	8,962	5,685	5,697	0.28
Specialized Dental Holdings II, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 4.75%	8.42%	11/1/2028	266	—	(1)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Providers and Services (continued)
SpecialtyCare, Inc.	(8)(13)(16)	First Lien Term Loan	S + 5.00%	8.65%	12/18/2029	$23,131	$22,859	$23,073	1.14%
SpecialtyCare, Inc.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	12/18/2029	4,510	1,157	1,161	0.06
SpecialtyCare, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 3.75%	7.40%	12/18/2029	681	(3)	—	—
Summit Behavioral Healthcare, LLC	(5)(8)(17)	First Lien Term Loan	S + 4.25%	8.16%	12/31/2029	3,003	3,003	2,613	0.13
TST Intermediate Holdings, LLC	(8)(13)(16)	First Lien Term Loan	S + 5.50%	9.25%	12/31/2028	122	121	116	0.01
TurningPoint Healthcare Solutions, LLC	(8)(16)	First Lien Term Loan	S + 4.75%	8.52%	7/14/2027	1,707	1,707	1,703	0.08
TurningPoint Healthcare Solutions, LLC	(7)(15)(16)	First Lien Revolver	S + 4.75%	8.52%	7/14/2027	257	256	256	0.01
U.S. Endodontics Partners Holdings, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	11/1/2028	2,947	2,915	2,933	0.15
United Digestive MSO Parent, LLC	(8)(16)	First Lien Term Loan	S + 5.75%	9.40%	3/30/2029	245	245	245	0.01
USHV Management, LLC	(8)(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.65%	9/8/2032	13,665	13,603	13,597	0.68
USHV Management, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	9/8/2032	3,581	914	905	0.04
USHV Management, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.65%	9/8/2031	2,197	341	341	0.02
Valeris, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.40%	9/19/2031	15,046	14,973	14,970	0.74
WCG Intermediate Corp.	(5)(15)(16)	First Lien Term Loan	S + 3.00%	6.67%	2/25/2032	5,765	5,713	5,785	0.29
							303,624	303,219	15.01
Hotels, Restaurants and Leisure
Movati Athletic (Group) Inc.	(6)(8)(13)(16)	First Lien Term Loan	C + 4.50%	7.09%	5/29/2030	CAD 28,442	20,488	20,413	1.01
Movati Athletic (Group) Inc.	(6)(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	C + 4.50%	7.09%	5/29/2030	CAD 3,500	(28)	(38)	—
Movati Athletic (Group) Inc.	(6)(7)(13)(15)(16)	First Lien Revolver	C + 4.50%	7.09%	5/29/2030	CAD 2,625	(29)	(29)	—
Southpaw AP Buyer, LLC	(8)(13)(16)	First Lien Term Loan	S + 5.50%	9.30%	3/2/2028	22,958	22,898	22,901	1.14
Southpaw AP Buyer, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.30%	3/2/2028	4,180	3,791	3,798	0.19
Southpaw AP Buyer, LLC	(7)(15)(16)	First Lien Revolver	S + 5.50%	9.30%	3/2/2028	2,178	481	491	0.02
							47,601	47,536	2.36
Household Products
TPC US Parent, LLC	(8)(16)	First Lien Term Loan	S + 5.75%	9.55%	2/23/2026	177	177	174	0.01
TPC US Parent, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	9.55%	2/23/2026	68	68	67	—
Wu Holdco, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.40%	4/19/2032	23,890	23,832	23,831	1.18
Wu Holdco, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	4/19/2032	5,826	(7)	(15)	—
Wu Holdco, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.75%	8.40%	4/19/2032	1,812	151	151	0.01
							24,221	24,208	1.20
Independent Power and Renewable Electricity Producers
Alpha Generation, LLC	(5)(15)(19)	First Lien Term Loan	S + 2.00%	5.67%	9/30/2031	1,980	1,980	1,989	0.10
							1,980	1,989	0.10

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Industrial Conglomerates
FCG Acquisitions, Inc.	(5)(8)(15)(18)	First Lien Term Loan	S + 3.25%	6.92%	3/31/2028	$7,622	$7,616	$7,661	0.38%
Harvey Tool Company, LLC	(13)(15)(17)	First Lien Term Loan	E + 5.00%	7.03%	8/6/2032	EUR 4,109	4,780	4,815	0.24
Harvey Tool Company, LLC	(8)(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.42%	8/6/2032	31,393	31,212	31,000	1.54
Harvey Tool Company, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	10/26/2027	7,936	(11)	(99)	—
Harvey Tool Company, LLC	(7)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	10/26/2027	3,806	(21)	(48)	—
Indicor, LLC	(5)(6)(15)(18)	First Lien Term Loan	S + 2.75%	6.40%	11/22/2029	2,486	2,493	2,504	0.12
Madison IAQ LLC	(5)(15)(18)	First Lien Term Loan	S + 2.75%	6.40%	11/8/2032	5,062	5,009	5,100	0.25
Madison Safety & Flow LLC	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.17%	9/26/2031	3,934	3,935	3,966	0.20
							55,013	54,899	2.73
Insurance
Acrisure, LLC	(5)(8)(15)(19)	First Lien Term Loan	S + 3.00%	6.67%	11/6/2030	7,113	7,112	7,116	0.35
Acrisure, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.25%	6.92%	6/20/2032	1,329	1,329	1,332	0.07
AMBA Buyer, Inc.	(8)(17)	First Lien Term Loan	S + 5.25%	9.00%	7/30/2027	3,565	3,548	3,547	0.18
AMBA Buyer, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.25%	9.00%	7/30/2027	2,602	2,591	2,589	0.13
AMBA Buyer, Inc.	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.00%	7/30/2027	1,062	1,056	1,057	0.05
AMBA Buyer, Inc.	(7)(15)(17)	First Lien Revolver	S + 5.25%	9.00%	7/30/2027	276	(1)	(1)	—
AmeriLife Holdings LLC	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.65%	8/31/2029	15,687	15,628	15,648	0.78
AmeriLife Holdings LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	8/31/2029	17,996	13,981	13,976	0.69
AmeriLife Holdings LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.65%	8/31/2028	2,261	369	371	0.02
Amynta Agency Borrower Inc. (Amynta Warranty Borrower Inc.)	(5)(15)(19)	First Lien Term Loan	S + 2.75%	6.42%	12/29/2031	6,006	5,980	6,027	0.30
Ardonagh Midco 3 Limited	(5)(6)(15)(19)	First Lien Term Loan	S + 2.75%	6.33%	2/15/2031	4,963	4,942	4,962	0.25
Bellwether Buyer, L.L.C.	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.17%	4/15/2032	14,638	14,608	14,601	0.72
Bellwether Buyer, L.L.C.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	4/15/2032	7,624	(9)	(19)	—
Bellwether Buyer, L.L.C.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.17%	4/15/2032	3,050	(8)	(8)	—
Beyond Risk Parent Holdings, Inc.	(15)(17)	First Lien Term Loan	S + 4.50%	8.25%	10/8/2027	81	81	81	—
Beyond Risk Parent Holdings, Inc.	(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	10/8/2027	164	164	164	0.01
Broadstreet Partners, Inc.	(5)(6)(8)(15)(19)	First Lien Term Loan	S + 2.75%	6.42%	6/13/2031	4,831	4,830	4,852	0.24
Foundation Risk Partners, Corp.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	10/29/2030	10,734	6,222	6,261	0.31
Galway Borrower LLC	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.15%	9/29/2028	2,617	2,550	2,597	0.13
Higginbotham Insurance Agency, Inc	(13)(15)(16)	First Lien Term Loan	S + 4.50%	8.17%	6/11/2031	20,092	20,092	20,042	0.99
Higginbotham Insurance Agency, Inc	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	6/11/2031	3,233	(2)	(8)	—
Imagine 360 LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.40%	9/30/2028	20,233	20,168	20,233	1.00
Imagine 360 LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	9/30/2028	10,122	(17)	—	—
Imagine 360 LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	9/30/2028	4,326	(22)	—	—
Integrity Marketing Acquisition, LLC	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.65%	8/25/2028	4,572	4,553	4,549	0.23
Integrity Marketing Acquisition, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.65%	8/25/2028	122	(1)	(1)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Insurance (continued)
Iris Specialty Acquisition LLC	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.15%	11/20/2032	$20,147	$20,098	$20,099	1.00%
Iris Specialty Acquisition LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	11/20/2032	3,396	(4)	(8)	—
Iris Specialty Acquisition LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.15%	11/20/2032	2,988	(7)	(7)	—
KWOR Acquisition, Inc.	(13)(15)(16)	First Lien Term Loan	S + 6.25%	9.90% (Incl. 5.25% PIK)	2/28/2030	2,034	2,034	2,034	0.10
KWOR Acquisition, Inc.	(13)(15)(16)	First Lien Term Loan	S + 5.25%	8.90%	2/28/2030	11	11	11	—
KWOR Acquisition, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	2/28/2030	434	—	—	—
KWOR Acquisition, Inc.	(13)(15)(16)	First Lien Revolver	S + 5.25%	8.90%	2/28/2030	16	16	16	—
KWOR Acquisition, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 5.25%	8.90%	2/28/2030	326	—	—	—
Mclarens Midco Inc.	(8)(17)	First Lien Term Loan	S + 4.75%	8.55%	12/19/2027	10,023	10,007	9,973	0.49
Mclarens Midco Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	12/19/2027	9,481	9,398	9,414	0.47
Mclarens Midco Inc.	(8)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.55%	12/19/2027	4,759	4,746	4,735	0.23
Mclarens Midco Inc.	(7)(13)(15)(17)	First Lien Revolver	SON + 4.75%	8.44%	12/19/2027	GBP 499	—	(3)	—
Mclarens Midco Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.50%	12/19/2027	1,896	(9)	(9)	—
Oakbridge Insurance Agency, LLC	(8)(17)	First Lien Term Loan	S + 4.75%	8.42%	11/1/2029	246	244	244	0.01
Oakbridge Insurance Agency, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	11/1/2029	5,161	1,897	1,915	0.09
Oakbridge Insurance Agency, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	11/1/2029	4,638	(11)	(23)	—
OneDigital Borrower LLC	(5)(15)(18)	First Lien Term Loan	S + 3.00%	6.67%	7/2/2031	4,230	4,218	4,246	0.21
Pareto Health Intermediate Holdings, Inc.	(13)(15)(16)	First Lien Term Loan	S + 4.75%	8.33%	6/1/2030	8,262	8,235	8,220	0.41
Pareto Health Intermediate Holdings, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.33%	6/1/2030	1,668	(3)	(8)	—
Pareto Health Intermediate Holdings, Inc.	(7)(15)(16)	First Lien Revolver	S + 4.75%	8.33%	6/1/2029	163	—	(1)	—
Patriot Growth Insurance Services, LLC	(8)(17)	First Lien Term Loan	S + 5.00%	8.80%	10/16/2028	20,093	20,003	20,093	1.00
Patriot Growth Insurance Services, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.80%	10/16/2028	53	52	53	—
Riser Interco, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.40%	10/31/2029	1,172	1,172	1,166	0.06
Riser Interco, LLC	(13)(15)(17)	First Lien Term Loan	SON + 4.75%	8.32%	10/31/2029	GBP 1,969	2,610	2,641	0.13
Riser Interco, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	10/31/2029	2,984	(4)	(15)	—
Riser Interco, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	10/31/2029	1,040	56	51	—
Simplicity Financial Marketing Group Holdings, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.40%	12/31/2031	26,873	26,757	26,738	1.33
Simplicity Financial Marketing Group Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/31/2031	7,204	3,406	3,401	0.17
Simplicity Financial Marketing Group Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	12/31/2031	3,610	(18)	(18)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Insurance (continued)
The Baldwin Insurance Group Holdings, LLC	(5)(6)(8)(19)	First Lien Term Loan	S + 2.50%	6.17%	5/26/2031	$1,661	$1,662	$1,661	0.08%
THG Acquisition, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.42%	10/31/2031	14,695	14,637	14,695	0.73
THG Acquisition, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	10/31/2031	3,297	946	957	0.05
THG Acquisition, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	10/31/2031	1,650	210	217	0.01
Trucordia Insurance Holdings, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.25%	6.92%	6/17/2032	1,012	1,010	1,007	0.05
Unison Risk Advisors Inc.	(8)(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.42%	10/17/2031	31,800	31,664	31,641	1.57
Unison Risk Advisors Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	10/17/2031	10,343	(33)	(52)	—
Unison Risk Advisors Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	10/17/2030	2,857	103	100	—
World Insurance Associates, LLC	(8)(13)(15)(16)	First Lien Term Loan	S + 5.00%	8.65%	4/3/2030	9,792	9,792	9,768	0.48
World Insurance Associates, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	4/3/2030	6,690	3,741	3,740	0.19
World Insurance Associates, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	8.65%	4/3/2030	700	(1)	(2)	—
							308,379	308,658	15.31
IT Services
AVSC Holding Corp.	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.67%	12/5/2031	27,602	27,358	27,602	1.37
AVSC Holding Corp.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.67%	12/5/2029	2,959	(30)	—	—
Cardinal Parent, Inc.	(5)(8)(17)	First Lien Term Loan	S + 4.50%	8.30%	11/12/2027	245	234	240	0.01
DT1 Midco Corp	(8)(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.67%	12/30/2031	19,204	19,110	19,108	0.95
DT1 Midco Corp	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.67%	12/30/2031	1,859	1,850	1,850	0.09
DTI Holdco, Inc.	(5)(15)(17)	First Lien Term Loan	S + 4.00%	7.65%	4/26/2029	1,045	898	979	0.05
DT1 Midco Corp	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	12/30/2031	6,228	30	13	—
DT1 Midco Corp	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.67%	12/30/2030	2,940	(13)	(15)	—
Marco Technologies, LLC	(8)(16)	First Lien Term Loan	S + 5.25%	8.92%	11/24/2026	250	249	250	0.01
NTI Connect, LLC	(8)(16)	First Lien Term Loan	S + 4.75%	8.55%	7/31/2027	144	143	144	0.01
NTI Connect, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.55%	7/31/2027	27	27	27	—
OEC Holdco, LLC	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.17%	12/23/2032	38,466	38,371	38,531	1.91
OEC Holdco, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	12/23/2032	9,581	(6)	16	—
OEC Holdco, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.17%	12/23/2032	4,124	(10)	7	—
Ridge Trail US Bidco, Inc.	(8)(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.08%	9/30/2031	19,789	19,660	19,641	0.97
Ridge Trail US Bidco, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.08%	9/30/2031	6,893	(14)	(52)	—
Ridge Trail US Bidco, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.08%	3/31/2031	2,298	594	603	0.03
Safety Borrower Holdings LLC	(8)(15)(16)	First Lien Term Loan	S + 4.75%	8.42%	12/19/2032	2,303	2,295	2,297	0.11
Safety Borrower Holdings LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	12/19/2032	790	(1)	(2)	—
Safety Borrower Holdings LLC	(7)(13)(15)(16)	First Lien Revolver	S + 4.75%	8.42%	12/19/2032	237	13	13	—
Saturn Borrower Inc	(13)(15)(16)	First Lien Term Loan	S + 6.00%	9.65%	11/13/2028	7,762	7,718	7,704	0.38
Saturn Borrower Inc	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 6.00%	9.65%	11/13/2028	2,844	(8)	(21)	—
Saturn Borrower Inc	(7)(13)(15)(16)	First Lien Revolver	S + 6.00%	9.65%	11/13/2028	1,280	315	315	0.02

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
IT Services (continued)
Spirit RR Holdings, Inc.	(8)(17)	First Lien Term Loan	S + 4.50%	8.25%	9/13/2028	$5,882	$5,882	$5,882	0.29%
Spirit RR Holdings, Inc.	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	9/13/2028	73	73	73	—
Spirit RR Holdings, Inc.	(7)(15)(17)	First Lien Revolver	S + 4.50%	8.25%	9/13/2028	497	—	—	—
Trunk Acquisition, Inc.	(13)(15)(16)	First Lien Term Loan	S + 5.75%	9.52%	2/19/2030	3,820	3,810	3,820	0.19
Trunk Acquisition, Inc.	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	9.52%	2/19/2030	8	8	8	—
Trunk Acquisition, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	9.52%	2/19/2030	3,664	3,093	3,115	0.15
							131,649	132,148	6.54
Life Sciences Tools & Services
Emmes Blocker, Inc.	(8)(17)	First Lien Term Loan	S + 6.25%	9.90% (Incl. 3.38% PIK)	7/7/2028	151	151	151	0.01
Emmes Blocker, Inc.	(15)(17)	First Lien Delayed Draw Term Loan	S + 6.25%	9.90% (Incl. 3.38% PIK)	7/7/2028	101	101	101	0.01
KWOL Acquisition, Inc.	(8)(17)	First Lien Term Loan	S + 5.00%	8.67%	12/12/2029	246	243	244	0.01
KWOL Acquisition, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	12/12/2029	27,586	(68)	(138)	(0.01)
KWOL Acquisition, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	12/12/2029	17,930	17,405	17,445	0.86
KWOL Acquisition, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.67%	12/12/2029	4,523	(22)	(23)	—
LSCS Holdings, Inc.	(5)(15)(19)	First Lien Term Loan	S + 4.50%	8.15%	3/4/2032	1,489	1,482	1,461	0.07
Parexel International Inc	(5)(15)(18)	First Lien Term Loan	S + 2.75%	6.42%	12/12/2031	786	784	790	0.04
Sotera Health Holdings, LLC	(5)(6)(8)(15)(19)	First Lien Term Loan	S + 2.50%	6.15%	5/30/2031	3,925	3,917	3,952	0.20
							23,993	23,983	1.19
Machinery
Arch Cutting Tools Corp.	(8)(19)	First Lien Term Loan	S + 4.75%	8.50%	4/1/2026	245	245	236	0.01
CD&R Hydra Buyer, Inc.	(5)(8)(15)(19)	First Lien Term Loan	S + 4.00%	7.77%	3/25/2031	4,937	4,954	4,942	0.24
Dynatect Group Holdings, Inc.	(8)(16)	First Lien Term Loan	S + 4.50%	8.25%	9/29/2028	1,664	1,664	1,664	0.08
Dynatect Group Holdings, Inc.	(7)(15)(16)	First Lien Revolver	S + 4.50%	8.25%	6/30/2028	1,236	—	—	—
Flow Control Solutions, Inc.	(8)(17)	First Lien Term Loan	S + 5.00%	8.65%	3/29/2029	178	177	178	0.01
Flow Control Solutions, Inc.	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	3/29/2029	67	67	67	—
Flow Control Solutions, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	3/29/2029	7,891	2,884	2,902	0.14
Flow Control Solutions, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.65%	3/29/2029	1,411	594	605	0.03
Merlin Buyer, Inc.	(5)(15)(18)	First Lien Term Loan	S + 4.00%	7.65%	12/14/2028	7,758	7,739	7,738	0.38
Merlin Buyer, Inc.	(5)(7)(15)(19)	First Lien Revolver	S + 3.75%	7.40%	12/14/2026	598	(5)	(6)	—
Process Insights Acquisition, Inc.	(8)(16)	First Lien Term Loan	S + 6.25%	9.90%	7/18/2029	245	244	224	0.01
RFI Buyer, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.25%	8/5/2030	10,405	10,354	10,353	0.51
RFI Buyer, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	8/5/2030	7,803	(18)	(39)	—
RFI Buyer, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.25%	8/5/2030	1,801	(8)	(9)	—
SPX Flow, Inc.	(5)(15)(18)	First Lien Term Loan	S + 2.75%	6.42%	4/5/2029	4,628	4,635	4,646	0.23
WCI-Cedar Purchaser, LLC	(8)(16)	First Lien Term Loan	S + 4.50%	8.41%	12/31/2027	246	246	246	0.01
							33,772	33,747	1.65

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Media
Arches Buyer Inc.	(5)(8)(15)(18)	First Lien Term Loan	S + 3.25%	7.02%	12/6/2027	$2,946	$2,900	$2,956	0.15%
Creative Artists Agency, LLC	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.17%	10/1/2031	3,479	3,475	3,496	0.17
Icon Parent I Inc.	(5)(15)(19)	First Lien Term Loan	S + 2.75%	6.40%	11/13/2031	776	776	779	0.04
Imagine Learning LLC	(5)(15)(18)	First Lien Term Loan	S + 3.50%	7.17%	12/21/2029	1,165	1,142	1,127	0.06
MH Sub I, LLC	(5)(8)(15)(18)	First Lien Term Loan	S + 4.25%	7.92%	5/3/2028	2,932	2,929	2,735	0.14
MH Sub I, LLC	(5)(8)(15)(18)	First Lien Term Loan	S + 4.25%	7.92%	12/31/2031	1,985	1,957	1,708	0.08
Planet US Buyer LLC	(5)(15)(19)	First Lien Term Loan	S + 3.00%	6.65%	2/7/2031	6,141	6,141	6,189	0.31
Red Ventures, LLC (New Imagitas, Inc.)	(5)(8)(19)	First Lien Term Loan	S + 2.75%	6.42%	3/4/2030	1,648	1,649	1,588	0.08
United Talent Agency LLC	(5)(15)(19)	First Lien Term Loan	S + 3.00%	6.67%	6/10/2032	3,000	3,012	3,026	0.15
							23,981	23,604	1.18
Oil, Gas and Consumable Fuels
AMSPEC Parent, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.50%	7.15%	12/22/2031	597	599	600	0.03
Brazos Delaware II, LLC	(5)(8)(18)	First Lien Term Loan	S + 2.50%	6.17%	2/11/2030	1,970	1,972	1,975	0.10
CPPIB OVM Member U.S. LLC	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.15%	8/20/2031	3,101	3,101	3,123	0.15
Valicor PPC Intermediate II LLC	(13)(15)(16)	First Lien Term Loan	S + 5.00%	8.67%	7/24/2028	5,646	5,645	5,603	0.28
Valicor PPC Intermediate II LLC	(8)(13)(16)	First Lien Term Loan	S + 5.00%	8.67%	7/24/2028	1,770	1,766	1,756	0.09
Valicor PPC Intermediate II LLC	(8)(16)	First Lien Term Loan	S + 5.00%	8.67%	7/24/2028	203	202	201	0.01
Valicor PPC Intermediate II LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	7/24/2028	42	42	41	—
Valicor PPC Intermediate II LLC	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	8.67%	1/24/2028	1,128	292	288	0.01
							13,619	13,587	0.67
Personal Care Products
Opal U.S. LLC	(5)(6)(15)(19)	First Lien Term Loan	S + 3.00%	6.65%	4/28/2032	3,491	3,498	3,517	0.17
							3,498	3,517	0.17
Pharmaceuticals
ACP Tara Holdings, Inc.	(5)(15)(19)	First Lien Term Loan	S + 3.25%	6.90%	12/15/2032	5,000	4,988	5,034	0.25
Amneal Pharmaceuticals LLC	(5)(6)(15)(18)	First Lien Term Loan	S + 3.50%	7.17%	8/1/2032	1,506	1,506	1,521	0.08
Bridges Consumer Healthcare Intermediate LLC	(13)(15)(16)	First Lien Term Loan	S + 5.25%	8.83%	12/22/2031	13,982	13,923	13,982	0.69
Bridges Consumer Healthcare Intermediate LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	8.83%	12/22/2031	11,664	5,298	5,323	0.26
Bridges Consumer Healthcare Intermediate LLC	(7)(13)(15)(16)	First Lien Revolver	S + 5.25%	8.83%	12/22/2031	2,682	(13)	—	—
Creek Parent, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.67%	12/18/2031	868	863	868	0.04
Creek Parent, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.67%	12/18/2031	125	(1)	—	—
Curium BidCo S.a r.l.	(5)(6)(15)(19)	First Lien Term Loan	S + 3.00%	6.65%	8/4/2031	3,980	3,952	4,025	0.20
Exactcare Parent, Inc.	(8)(16)	First Lien Term Loan	S + 5.50%	9.15%	11/5/2029	246	242	246	0.01
Puma Buyer, LLC	(8)(13)(18)	First Lien Term Loan	S + 4.25%	7.90%	3/29/2032	18,896	18,828	18,851	0.93
Puma Buyer, LLC	(13)(15)(18)	First Lien Term Loan	S + 4.25%	7.90%	3/29/2032	8,265	8,244	8,245	0.41
Puma Buyer, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.25%	7.90%	3/29/2032	4,677	(15)	(11)	—
							57,815	58,084	2.87

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Professional Services
ABC Legal Holdings, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.15%	8/13/2032	$9,159	$9,114	$9,113	0.45%
ABC Legal Holdings, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	8/13/2032	2,748	(6)	(14)	—
ABC Legal Holdings, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.15%	8/13/2032	1,786	(8)	(9)	—
Access CIG, LLC	(5)(15)(18)	First Lien Term Loan	S + 4.00%	7.67%	8/19/2030	6,203	6,192	6,001	0.30
Analytic Partners, LP	(8)(17)	First Lien Term Loan	S + 4.50%	8.17%	4/4/2030	245	242	245	0.01
Analytic Partners, LP	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.17%	4/4/2030	7,339	7,328	7,339	0.36
Analytic Partners, LP	(7)(13)(15)(19)	First Lien Revolver	S + 4.50%	8.17%	4/4/2030	1,002	(4)	—	—
Applied Technical Services, LLC	(8)(13)(17)	First Lien Term Loan	S + 5.25%	8.90%	4/8/2031	22,261	22,161	22,261	1.10
Applied Technical Services, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	4/8/2031	2,256	775	788	0.04
Applied Technical Services, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.25%	8.90%	4/8/2031	2,259	170	181	0.01
Carr, Riggs & Ingram Capital, L.L.C.	(8)(13)(15)(18)	First Lien Term Loan	S + 4.25%	7.90%	11/18/2031	17,121	17,042	17,121	0.85
Carr, Riggs & Ingram Capital, L.L.C.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.25%	7.90%	11/18/2031	8,735	2,322	2,345	0.12
Carr, Riggs & Ingram Capital, L.L.C.	(7)(13)(15)(18)	First Lien Revolver	S + 4.25%	7.90%	11/18/2031	4,000	(20)	—	—
Citrin Cooperman Advisors LLC	(5)(15)(19)	First Lien Term Loan	S + 3.00%	6.65%	4/1/2032	4,239	4,242	4,257	0.21
Clinical Education Alliance, LLC	(8)(16)	First Lien Term Loan	S + 5.00%	8.80%	12/21/2026	173	171	173	0.01
Clinical Education Alliance, LLC	(8)(16)	First Lien Term Loan	S + 5.50%	9.30%	12/21/2026	71	71	71	—
DISA Holdings Corp.	(8)(17)	First Lien Term Loan	S + 5.00%	8.65%	9/9/2028	194	194	192	0.01
DISA Holdings Corp.	(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	9/9/2028	52	52	51	—
Foreigner Bidco Inc.	(8)(16)	First Lien Term Loan	S + 5.50%	9.18%	4/19/2028	225	225	225	0.01
Foreigner Bidco Inc.	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.18%	4/19/2028	25	25	25	—
Grant Thornton Advisors LLC	(5)(6)(8)(15)(19)	First Lien Term Loan	S + 2.75%	6.42%	6/2/2031	4,494	4,500	4,509	0.22
Grant Thornton Advisors LLC	(5)(6)(15)(19)	First Lien Term Loan	S + 3.00%	6.67%	6/2/2031	2,905	2,878	2,920	0.14
HSI Halo Acquisition, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.65%	6/30/2031	8,135	8,118	8,135	0.40
HSI Halo Acquisition, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	6/30/2031	1,464	728	730	0.04
HSI Halo Acquisition, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.65%	6/28/2030	978	(2)	—	—
IG Investments Holdings, LLC	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.65%	9/22/2028	10,329	10,294	10,329	0.51
IG Investments Holdings, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.65%	9/22/2028	1,172	(4)	—	—
Iris Buyer LLC	(8)(16)	First Lien Term Loan	S + 5.25%	8.90%	10/2/2030	245	242	245	0.01
Iris Buyer LLC	(13)(15)(16)	First Lien Term Loan	S + 5.25%	8.90%	10/2/2030	967	962	967	0.05
Marina Acquisition, Inc.	(8)(13)(16)	First Lien Term Loan	S + 5.00%	8.65%	7/1/2030	9,916	9,834	9,693	0.48
Marina Acquisition, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	8.65%	7/1/2030	1,434	104	82	—
MHE Intermediate Holdings, LLC	(8)(16)	First Lien Term Loan	S + 6.00%	9.80%	7/21/2027	407	405	406	0.02
MHE Intermediate Holdings, LLC	(8)(16)	First Lien Term Loan	S + 6.50%	10.30%	7/21/2027	29	29	29	—
MHE Intermediate Holdings, LLC	(8)(16)	First Lien Term Loan	S + 6.25%	10.05%	7/21/2027	33	33	33	—
MHE Intermediate Holdings, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 6.00%	9.80%	7/21/2027	170	170	170	0.01
MHE Intermediate Holdings, LLC	(7)(15)(16)	First Lien Revolver	S + 6.00%	9.80%	7/21/2027	60	24	24	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Professional Services (continued)
Monarch Buyer, Inc.	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.15%	6/2/2032	$9,820	$9,772	$9,771	0.49%
Monarch Buyer, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	6/2/2032	4,101	296	286	0.01
Monarch Buyer, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.40%	6/2/2032	1,846	(8)	(9)	—
OMNIA Partners, LLC	(5)(8)(15)(19)	First Lien Term Loan	S + 2.75%	6.40%	12/31/2032	4,444	4,461	4,467	0.22
Propio LS, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.42%	5/10/2030	19,369	19,213	19,273	0.96
Propio LS, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	5/10/2030	533	232	231	0.01
Ruppert Landscape, LLC	(8)(17)	First Lien Term Loan	S + 5.00%	8.65%	12/3/2029	11,720	11,711	11,662	0.58
Ruppert Landscape, LLC	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.65%	12/3/2029	7,070	7,039	7,034	0.35
Ruppert Landscape, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	12/3/2029	4,787	4,748	4,763	0.24
Ruppert Landscape, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	12/3/2029	18,287	6,946	6,946	0.34
Ruppert Landscape, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.65%	12/3/2029	2,961	803	799	0.04
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.17%	7/31/2031	7,188	7,174	7,218	0.36
Skopima Consilio Parent LLC	(5)(8)(15)(18)	First Lien Term Loan	S + 3.75%	7.42%	5/12/2028	4,771	4,756	4,371	0.22
TRC Companies LLC	(5)(8)(15)(19)	First Lien Term Loan	S + 3.00%	6.67%	12/8/2028	5,582	5,579	5,607	0.28
USRP Holdings, Inc.	(8)(17)	First Lien Term Loan	S + 5.00%	8.67%	12/31/2029	4,304	4,304	4,304	0.21
USRP Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	12/31/2029	17,830	7,835	7,885	0.39
USRP Holdings, Inc.	(7)(15)(17)	First Lien Revolver	S + 5.00%	8.67%	12/31/2029	2,290	(8)	—	—
Vensure Employer Services, Inc.	(8)(13)(15)(18)	First Lien Term Loan	S + 5.00%	8.65%	9/27/2031	10,972	10,937	10,918	0.54
Vensure Employer Services, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	9/27/2031	176	(3)	(1)	—
VT Topco, Inc.	(5)(15)(18)	First Lien Term Loan	S + 3.00%	6.67%	8/9/2030	7,126	7,121	7,038	0.35
YA Intermediate Holdings II, LLC	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.58%	10/1/2031	10,729	10,683	10,729	0.53
YA Intermediate Holdings II, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	10/1/2031	4,510	671	681	0.03
YA Intermediate Holdings II, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.58%	10/1/2031	2,168	551	560	0.03
							233,416	233,170	11.54
Real Estate Management and Development
Sako and Partners Lower Holdings LLC	(8)(13)(16)	First Lien Term Loan	S + 4.50%	8.15%	9/15/2028	6,347	6,319	6,315	0.31
Sako and Partners Lower Holdings LLC	(8)(15)(16)	First Lien Term Loan	S + 4.50%	8.15%	9/15/2028	5,788	5,781	5,759	0.29
Sako and Partners Lower Holdings LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	9/15/2028	885	885	880	0.04
Sako and Partners Lower Holdings LLC	(7)(15)(16)	First Lien Revolver	S + 4.50%	8.15%	9/15/2028	1,922	493	490	0.02
'							13,478	13,444	0.66
Software
365 Retail Markets, LLC	(8)(16)	First Lien Term Loan	S + 4.50%	8.15%	12/23/2028	136	136	136	0.01
365 Retail Markets, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	12/23/2028	109	109	109	0.01
Adelaide Borrower, LLC	(13)(15)(17)	First Lien Term Loan	S + 6.75%	10.40% (Incl. 3.38% PIK)	5/8/2030	7,517	7,400	7,461	0.37
Adelaide Borrower, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 6.75%	10.40% (Incl. 3.38% PIK)	5/8/2030	1,670	(12)	(13)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
Adelaide Borrower, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 6.25%	9.90%	5/8/2030	$1,040	$170	$179	0.01%
Ahead DB Holdings, LLC	(5)(15)(17)	First Lien Term Loan	S + 2.50%	6.15%	2/1/2031	6,255	6,229	6,256	0.31
Articulate Global, LLC	(13)(15)(18)	First Lien Term Loan	S + 4.25%	7.92%	10/25/2032	36,453	36,362	36,366	1.80
Articulate Global, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.25%	7.92%	10/25/2032	3,645	(9)	(9)	—
Artifact Bidco, Inc.	(8)(13)(18)	First Lien Term Loan	S + 4.15%	7.80%	7/28/2031	6,709	6,653	6,709	0.33
Artifact Bidco, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.15%	7.80%	7/28/2031	1,642	(7)	—	—
Artifact Bidco, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.15%	7.80%	7/26/2030	1,173	(9)	—	—
Atlas US Finco, Inc.	(6)(13)(15)(16)	First Lien Term Loan	S + 4.75%	8.40%	12/10/2029	18,948	18,933	18,901	0.94
Atlas US Finco, Inc.	(6)(7)(13)(15)(16)	First Lien Revolver	S + 4.75%	8.40%	12/9/2028	1,995	(4)	(5)	—
Banker's Toolbox, Inc.	(8)(17)	First Lien Term Loan	S + 4.50%	8.15%	7/27/2029	23,848	23,730	23,765	1.18
Banker's Toolbox, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	7/27/2029	7,813	(14)	(27)	—
Banker's Toolbox, Inc.	(7)(15)(17)	First Lien Revolver	S + 4.50%	8.15%	7/27/2029	637	(4)	(2)	—
BlueCat Networks (USA) Inc.	(6)(8)(17)	First Lien Term Loan	S + 5.75%	9.40%	8/8/2028	183	183	183	0.01
BlueCat Networks (USA) Inc.	(6)(8)(13)(17)	First Lien Term Loan	S + 5.75%	9.40%	8/8/2028	5,160	5,133	5,160	0.26
BlueCat Networks (USA) Inc.	(6)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.75%	9.40%	8/8/2028	24	24	24	—
BlueCat Networks (USA) Inc.	(6)(8)(17)	First Lien Delayed Draw Term Loan	S + 5.75%	9.40%	8/8/2028	34	34	34	—
Boxer Parent Company Inc.	(5)(15)(19)	First Lien Term Loan	S + 3.00%	6.65%	7/30/2031	7,447	7,435	7,437	0.37
Camelot U.S. Acquisition LLC	(5)(6)(15)(19)	First Lien Term Loan	S + 2.75%	6.42%	1/31/2031	5,260	5,259	5,200	0.26
Central Parent LLC	(5)(8)(15)(19)	First Lien Term Loan	S + 3.25%	6.90%	7/6/2029	4,937	4,929	4,198	0.21
Concord Global Acquisition, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.15%	12/29/2031	10,522	10,476	10,522	0.52
Concord Global Acquisition, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	12/29/2031	4,575	1,083	1,098	0.05
Concord Global Acquisition, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.15%	12/26/2031	1,830	(9)	—	—
ConnectWise, LLC	(5)(15)(18)	First Lien Term Loan	S + 3.50%	7.41%	9/29/2028	7,656	7,649	7,536	0.37
DT Intermediate Holdco, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.65% (Incl. 2.25% PIK)	2/22/2030	4,057	4,049	4,037	0.20
DT Intermediate Holdco, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 6.00%	9.65%	2/22/2030	14,790	(28)	(71)	—
Eagan Parent, Inc.	(13)(15)(18)	First Lien Term Loan	S + 4.25%	7.90%	9/8/2032	19,217	19,174	19,169	0.95
Eagan Parent, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	9/8/2032	4,804	(6)	(12)	—
Eagan Parent, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.15%	9/8/2032	2,562	(6)	(6)	—
Eclipse Buyer, Inc.	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.17%	9/8/2031	15,724	15,667	15,724	0.78
Eclipse Buyer, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	9/8/2031	2,665	(5)	—	—
Eclipse Buyer, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.42%	9/8/2031	1,352	(5)	—	—
e-Discovery AcquireCo, LLC	(8)(16)	First Lien Term Loan	S + 6.25%	9.90%	8/29/2029	250	249	249	0.01
e-Discovery AcquireCo, LLC	(8)(13)(16)	First Lien Term Loan	S + 5.50%	9.15%	8/29/2029	1,533	1,530	1,490	0.07

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
Emburse, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.25%	7.90%	5/28/2032	$25,421	$25,358	$25,358	1.26%
Emburse, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.25%	7.90%	5/28/2032	4,539	(5)	(11)	—
Emburse, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.25%	7.90%	5/28/2032	4,539	(11)	(11)	—
Empyrean Solutions, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.15%	11/26/2031	2,765	2,753	2,765	0.14
Empyrean Solutions, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	11/26/2031	1,106	(2)	—	—
Empyrean Solutions, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.15%	11/26/2031	415	(2)	—	—
Edition Holdings, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.15%	12/20/2032	36,245	36,177	36,176	1.79
Edition Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	12/20/2032	15,070	(14)	(29)	—
Edition Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.15%	12/20/2032	3,685	(7)	(7)	—
ESG Investments, Inc.	(8)(16)	First Lien Term Loan	S + 4.50%	8.30%	3/11/2028	138	137	138	0.01
ESG Investments, Inc.	(8)(13)(16)	First Lien Term Loan	S + 4.50%	8.30%	3/11/2028	1,889	1,889	1,889	0.09
ESG Investments, Inc.	(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.30%	3/11/2028	17	17	17	—
Fourth Enterprises, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.17%	3/21/2031	24,948	24,838	24,824	1.23
Fourth Enterprises, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	3/21/2031	4,851	(21)	(24)	—
Fourth Enterprises, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.17%	3/21/2031	2,238	168	168	0.01
Genesys Cloud Services Holdings I, LLC	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.17%	1/30/2032	6,604	6,583	6,599	0.33
Higher Logic, LLC	(8)(13)(17)	First Lien Term Loan	S + 5.25%	8.90%	1/10/2029	9,044	9,008	9,044	0.45
Higher Logic, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.25%	8.90%	1/10/2029	759	(4)	—	—
Hyphen Solutions, LLC	(8)(13)(16)	First Lien Term Loan	S + 4.50%	8.17%	8/6/2032	9,475	9,452	9,475	0.47
Hyphen Solutions, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	8/6/2032	1,755	(2)	—	—
Hyphen Solutions, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 4.50%	8.17%	8/6/2032	1,053	(2)	—	—
Inhabitiq Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.17%	1/12/2032	17,486	17,453	17,486	0.87
Inhabitiq Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	1/12/2032	4,882	(5)	—	—
Inhabitiq Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.17%	1/12/2032	3,051	(8)	—	—
Innovative Systems L.L.C.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.40%	8/20/2032	1,357	1,350	1,350	0.07
Innovative Systems L.L.C.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	8/20/2032	581	(1)	(3)	—
Innovative Systems L.L.C.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	8/20/2032	194	(1)	(1)	—
Javelin Buyer, Inc.	(5)(7)(15)(19)	First Lien Revolver	S + 2.75%	6.40%	12/6/2029	1,304	—	—	—
Kaseya Inc.	(5)(7)(15)(19)	First Lien Revolver	S + 3.00%	6.65%	3/20/2030	1,522	(8)	—	—
Kipu Buyer, LLC	(8)(16)	First Lien Term Loan	S + 4.25%	7.90%	1/27/2028	1,975	1,957	1,975	0.10
Kipu Buyer, LLC	(7)(15)(16)	First Lien Revolver	S + 4.25%	7.90%	1/27/2028	365	(3)	—	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
KPA Parent Holdings, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.17%	3/12/2032	$16,595	$16,514	$16,595	0.82%
KPA Parent Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	3/12/2032	2,371	(5)	—	—
KPA Parent Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.17%	3/12/2032	1,659	(8)	—	—
Litera Bidco LLC	(8)(13)(16)	First Lien Term Loan	S + 5.00%	8.67%	5/1/2028	5,149	5,146	5,136	0.25
Litera Bidco LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	5/1/2028	2,825	1,858	1,856	0.09
Litera Bidco LLC	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	8.77%	5/1/2028	434	—	(1)	—
Maverick Bidco Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.40%	12/2/2031	47,305	47,187	47,187	2.34
Maverick Bidco Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/2/2031	2,365	(3)	(6)	—
Maverick Bidco Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	12/2/2031	1,892	(5)	(5)	—
McAfee Corp.	(5)(8)(15)(18)	First Lien Term Loan	S + 3.00%	6.67%	3/1/2029	5,211	5,204	4,826	0.24
ML Holdco, LLC	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.15%	10/25/2032	26,581	26,520	26,517	1.31
ML Holdco, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	10/25/2032	6,915	(8)	(17)	—
Montana Buyer Inc.	(8)(17)	First Lien Term Loan	S + 4.75%	8.42%	7/22/2029	25,103	25,103	25,103	1.24
Montana Buyer Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	7/22/2028	2,352	(1)	—	—
MRI Software LLC	(8)(15)(16)	First Lien Term Loan	S + 4.75%	8.40%	2/10/2028	3,513	3,508	3,513	0.17
MRI Software LLC	(8)(16)	First Lien Term Loan	S + 4.75%	8.40%	2/10/2028	29	28	29	—
MRI Software LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	2/10/2028	1,293	1,288	1,293	0.06
MRI Software LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	2/10/2028	882	105	106	0.01
MRI Software LLC	(7)(13)(15)(16)	First Lien Revolver	S + 4.75%	8.40%	2/10/2028	232	46	46	—
Nasuni Corporation	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.65%	9/10/2030	6,250	6,213	6,203	0.31
Nasuni Corporation	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.65%	9/10/2030	1,302	(8)	(10)	—
Navex Global Holdings Corporation	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.65%	10/14/2032	29,204	29,079	29,134	1.44
Navex Global Holdings Corporation	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	10/14/2032	10,473	(13)	(25)	—
Navex Global Holdings Corporation	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.65%	10/14/2031	516	(1)	(1)	—
North Star Acquisitionco, LLC	(8)(16)	First Lien Term Loan	S + 4.50%	8.17%	5/3/2029	4,064	4,064	4,064	0.20
North Star Acquisitionco, LLC	(8)(13)(16)	First Lien Term Loan	S + 4.50%	8.17%	5/3/2029	2,367	2,358	2,367	0.12
North Star Acquisitionco, LLC	(8)(13)(16)	First Lien Term Loan	C + 4.50%	6.77%	5/3/2029	CAD 9,064	6,553	6,604	0.33
North Star Acquisitionco, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	5/3/2029	1,713	1,640	1,643	0.08
North Star Acquisitionco, LLC	(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	5/3/2029	371	371	371	0.02
North Star Acquisitionco, LLC	(7)(15)(16)	First Lien Revolver	S + 4.50%	8.17%	5/3/2029	2,275	(9)	—	—
OLO Parent, Inc.	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.28%	9/13/2032	29,133	29,065	29,061	1.44
OLO Parent, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.15%	9/13/2032	2,663	(6)	(7)	—
Onit, Inc.	(8)(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.40%	1/27/2032	18,947	18,866	18,947	0.94
Onit, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.15%	1/27/2032	6,022	6,010	6,010	0.30
Onit, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	1/27/2032	8,359	(18)	—	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
Onit, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	1/27/2032	$2,786	$(14)	$—	—%
Pegasus Transtech Holding, LLC	(8)(16)	First Lien Term Loan	S + 6.00%	9.67%	11/17/2026	243	243	239	0.01
Pegasus Transtech Holding, LLC	(13)(15)(16)	First Lien Term Loan	S + 6.00%	9.67%	11/17/2026	10	10	10	—
Perforce Software, Inc.	(8)(13)(19)	First Lien Term Loan	S + 4.75%	8.42%	7/2/2029	2,947	2,896	2,653	0.13
Prism Parent Co. Inc.	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.67%	9/19/2028	3,911	3,911	3,872	0.19
Prism Parent Co. Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	9/19/2028	402	159	156	0.01
Proofpoint, Inc.	(5)(15)(18)	First Lien Term Loan	S + 3.00%	6.65%	8/31/2028	2,037	2,036	2,051	0.10
QBS Parent, Inc.	(8)(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.15%	6/3/2032	4,738	4,727	4,714	0.23
QBS Parent, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.17%	6/3/2032	450	44	39	—
Rally Buyer, Inc.	(13)(15)(17)	First Lien Term Loan	S + 6.25%	9.90% (Incl. 3.50% PIK)	7/19/2029	181	181	160	0.01
Rally Buyer, Inc.	(15)(17)	First Lien Delayed Draw Term Loan	S + 6.25%	9.90% (Incl. 3.50% PIK)	7/19/2029	15	15	14	—
Renaissance Holding Corp	(5)(15)(18)	First Lien Term Loan	S + 4.00%	7.67%	4/5/2030	4,937	4,928	4,326	0.21
Routeware, Inc.	(13)(15)(16)	First Lien Term Loan	S + 5.25%	8.90%	9/18/2031	6,364	6,338	6,364	0.32
Routeware, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	9/18/2031	2,955	379	386	0.02
Routeware, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 5.25%	8.92%	9/18/2031	682	134	136	0.01
Spartan Bidco Pty Ltd	(6)(8)(17)	First Lien Term Loan	S + 6.50%	10.30%	1/24/2028	270	265	269	0.01
Spartan Bidco Pty Ltd	(6)(13)(15)(17)	First Lien Term Loan	S + 6.50%	10.30%	1/24/2028	9,280	9,240	9,234	0.46
Spartan Bidco Pty Ltd	(6)(7)(13)(15)(17)	First Lien Revolver	S + 6.50%	10.27%	1/24/2028	769	256	260	0.01
Thunder Purchaser, Inc.	(8)(13)(16)	First Lien Term Loan	S + 5.25%	9.05%	6/30/2028	4,374	4,357	4,374	0.22
Thunder Purchaser, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	9.05%	6/30/2028	9,854	7,353	7,372	0.37
TriMech Acquisition Corp.	(8)(16)	First Lien Term Loan	S + 4.75%	8.40%	3/10/2028	1,803	1,803	1,799	0.09
TriMech Acquisition Corp.	(13)(15)(16)	First Lien Term Loan	S + 4.75%	8.40%	3/10/2028	4,045	4,045	4,035	0.20
TriMech Acquisition Corp.	(8)(13)(16)	First Lien Term Loan	S + 4.75%	8.40%	3/10/2028	2,146	2,138	2,141	0.11
TriMech Acquisition Corp.	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	3/10/2028	10,870	10,834	10,843	0.54
TriMech Acquisition Corp.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	SON + 4.75%	8.32%	3/10/2028	GBP 2,346	1,220	1,212	0.06
TriMech Acquisition Corp.	(7)(15)(16)	First Lien Revolver	S + 4.75%	8.40%	3/10/2028	7,004	1,072	1,075	0.05
UKG Inc.	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.15%	2/10/2031	6,733	6,727	6,748	0.34
Validity, Inc.	(13)(15)(18)	First Lien Term Loan	S + 5.25%	8.90%	4/12/2032	4,392	4,309	4,348	0.22
Validity, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.75%	8.40%	4/10/2030	783	—	—	—
Vamos Bidco, Inc	(13)(15)(18)	First Lien Term Loan	S + 4.75%	8.40%	1/30/2032	8,798	8,758	8,776	0.43
Vamos Bidco, Inc	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	1/30/2032	3,684	(8)	(9)	—
Vamos Bidco, Inc	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.40%	1/30/2032	1,105	(6)	(3)	—
WatchGuard Technologies, Inc.	(8)(17)	First Lien Term Loan	S + 5.25%	8.92%	7/2/2029	245	238	245	0.01
							644,751	643,354	31.91

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Specialty Retail
LS Group Opco Acquisition LLC (LS Group PropCo Acquisition LLC)	(5)(8)(15)(19)	First Lien Term Loan	S + 2.50%	6.15%	4/23/2031	$4,110	$4,115	$4,120	0.20%
Mavis Tire Express Services Topco, Corp.	(5)(8)(15)(17)	First Lien Term Loan	S + 3.00%	6.67%	5/4/2028	5,402	5,401	5,428	0.27
Monahan Products, LLC	(8)(16)	First Lien Term Loan	S + 5.50%	9.17%	8/27/2027	245	243	243	0.01
SCW Holdings III Corp.	(8)(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.65%	3/17/2032	13,055	13,019	13,055	0.65
SCW Holdings III Corp.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	3/17/2032	1,302	(6)	—	—
SCW Holdings III Corp.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.65%	3/17/2031	2,035	(8)	—	—
Shock Doctor Intermediate, LLC	(8)(16)	First Lien Term Loan	S + 5.50%	9.15%	11/20/2029	242	240	242	0.01
							23,004	23,088	1.14
Technology Hardware, Storage and Peripherals
TA TT Buyer, LLC	(5)(8)(18)	First Lien Term Loan	S + 4.75%	8.40%	4/2/2029	2,947	2,939	2,882	0.14
UBEO, LLC	(8)(16)	First Lien Term Loan	S + 5.25%	8.90%	7/3/2028	804	803	804	0.05
Victors Purchaser, LLC	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.15%	12/23/2032	16,906	16,878	16,885	0.84
Victors Purchaser, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	12/23/2032	2,286	(1)	(3)	—
Victors Purchaser, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.17%	12/23/2032	2,335	197	196	0.01
							20,816	20,764	1.04
Textiles, Apparel and Luxury Goods
Gloves Buyer, Inc.	(5)(15)(18)	First Lien Term Loan	S + 4.00%	7.67%	5/21/2032	6,000	5,972	5,981	0.30
Gloves Buyer, Inc.	(5)(7)(15)(18)	First Lien Revolver	S + 1.50%	5.17%	5/22/2030	631	42	42	—
Varsity Brands, Inc.	(5)(15)(19)	First Lien Term Loan	S + 3.00%	6.65%	8/26/2031	6,305	6,288	6,336	0.31
							12,302	12,359	0.61
Trading Companies and Distributors
Kele Holdco, Inc.	(8)(16)	First Lien Term Loan	S + 4.50%	8.17%	2/20/2028	2,607	2,607	2,607	0.13
Kele Holdco, Inc.	(7)(15)(16)	First Lien Revolver	S + 4.50%	8.17%	2/20/2028	342	51	51	—
Painters Supply and Equipment Co.	(8)(13)(16)	First Lien Term Loan	S + 5.50%	9.25%	8/10/2027	2,425	2,416	2,353	0.12
Painters Supply and Equipment Co.	(8)(16)	First Lien Term Loan	S + 5.50%	9.25%	8/10/2027	3,365	3,340	3,264	0.16
Painters Supply and Equipment Co.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.25%	8/10/2027	2,231	501	440	0.02
Painters Supply and Equipment Co.	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.25%	8/10/2027	1,532	1,521	1,486	0.07
							10,436	10,201	0.50
Transportation Infrastructure
VRS Buyer, Inc.	(5)(15)(19)	First Lien Term Loan	S + 3.50%	7.15%	10/12/2032	10,205	10,156	10,248	0.51
VRS Buyer, Inc.	(5)(7)(15)(19)	First Lien Delayed Draw Term Loan	S + 3.50%	7.15%	10/12/2032	1,045	(3)	4	—
							10,153	10,252	0.51

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Wireless Telecommunication Services
Alert Media, Inc.	(8)(16)	First Lien Term Loan	S + 6.25%	9.90% (Incl. 8.91% PIK)	4/12/2027	$143	$143	$143	0.01%
Alert Media, Inc.	(8)(16)	First Lien Term Loan	S + 5.25%	8.90%	4/12/2027	131	131	131	0.01
Alert Media, Inc.	(8)(13)(16)	First Lien Term Loan	S + 6.25%	9.90% (Incl. 8.91% PIK)	4/12/2027	471	470	471	0.02
Alert Media, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 5.25%	8.90%	4/12/2027	211	(1)	—	—
CCI Buyer, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.65%	5/13/2032	34,654	34,482	34,481	1.71
CCI Buyer, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.65%	5/13/2032	2,029	(10)	(10)	—
DAS Purchaser 2 Corp.	(13)(15)(17)	First Lien Term Loan	S + 7.00%	10.58% (Incl. 8.73% PIK)	4/30/2027	91	90	88	—
DAS Purchaser 2 Corp.	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 7.00%	10.58% (Incl. 8.73% PIK)	4/30/2027	181	180	175	0.01
							35,485	35,479	1.76
Total Secured Debt Investments							4,067,531	4,062,930	201.37

Unsecured Debt Investments

Diversified Consumer Services
AVG Intermediate Holdings LLC	(15)	Subordinated Unsecured Term Loan	N/A	13.75% PIK	3/16/2028	862	862	832	0.04
AVG Intermediate Holdings LLC	(15)	Subordinated Unsecured Delayed Draw Term Loan	N/A	13.75% PIK	3/16/2028	330	330	318	0.02
PPV Intermediate Holdings, LLC	(15)	Subordinated Unsecured Term Loan	N/A	13.75% PIK	8/31/2030	8	8	8	—
PPV Intermediate Holdings, LLC	(3)(8)	Subordinated Unsecured Delayed Draw Term Loan	N/A	13.75% PIK	8/31/2030	—	—	—	—
PPV Intermediate Holdings, LLC	(3)(15)	Subordinated Unsecured Delayed Draw Term Loan	N/A	13.75% PIK	8/31/2030	—	—	—	—
							1,200	1,158	0.06
Health Care Technology
Employee Health Co.	(15)	Senior Unsecured Term Loan	N/A	13.00% PIK	11/10/2031	316	311	306	0.01
							311	306	0.01
Healthcare Equipment and Supplies
GTCR BC Intermediate II, Inc.	(6)(13)(15)	Subordinated Unsecured Term Loan	N/A	12.75% PIK	11/20/2034	6,977	6,805	6,807	0.34
							6,805	6,807	0.34
Healthcare Providers and Services
OB Hospitalist Group, Inc.	(15)(16)	Subordinated Unsecured Term Loan	S + 9.50%	13.27% (Incl. 9.50% PIK)	9/27/2028	24	24	24	—
							24	24	—
Insurance
KWOR Acquisition, Inc.	(13)(15)(16)	Subordinated Unsecured Term Loan	S + 8.00%	11.65% (Incl. 8.00% PIK)	2/28/2030	714	714	714	0.04
							714	714	0.04

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
IT Services
OEC Holdco, LLC	(13)(15)	Subordinated Unsecured Term Loan	N/A	11.00% PIK	12/30/2035	$10,000	$9,800	$9,800	0.48%
							9,800	9,800	0.48
Total Unsecured Debt Investments							18,854	18,809	0.93

Equity Investments
Automobile Components
Enthusiast Auto Holdings, LLC	(3)(11)(15)	Common	—	—	—	—	136	195	0.01
Quality Automotive Services, LLC	(11)(15)	Common	—	—	—	237	366	570	0.03
							502	765	0.04
Building Products
MDC Interior Acquisition Inc	(12)(13)(15)	Common	—	—	—	1	894	1,062	0.05
							894	1,062	0.05
Capital Markets
Arax MidCo, LLC	(7)(12)(13)(15)	Common	—	—	—	1,154	845	972	0.05
Lido Advisors, LLC	(12)(13)(15)	Preferred	N/A	7.00% PIK	—	529	562	555	0.03
Lido Advisors, LLC	(12)(13)(15)	Common	—	—	—	529	547	547	0.03
							1,954	2,074	0.11
Chemicals
Americhem, Inc.	(12)(13)(15)	Common	—	—	—	6	571	716	0.04
Bulab Holdings, Inc.	(12)(13)(15)	Common	—	—	—	867	870	868	0.04
							1,441	1,584	0.08
Commercial Services and Supplies
AWP Group Holdings, Inc.	(3)(11)(15)	Common	—	—	—	—	309	315	0.01
Hercules Blocker LLC	(9)(11)(15)	Common	—	—	—	140	252	198	0.01
Low Voltage Holdings INC.	(12)(13)(15)	Common	—	—	—	2	2,363	2,831	0.14
REP Summit Coinvest IV, L.P.	(12)(13)(15)	LP Units	—	—	—	753	756	753	0.04
Zinc Buyer Corporation	(12)(13)(15)	LP Units	—	—	—	242	242	317	0.02
							3,922	4,414	0.22
Construction & Engineering
Hydraulic Technologies USA LLC	(12)(13)(15)	Common	—	—	—	7	7	—	—
Hydraulic Technologies USA LLC	(12)(13)(15)	Preferred	—	—	—	742	742	245	0.01
MEI Buyer LLC	(11)(15)	Common	—	—	—	1	796	2,412	0.12
							1,545	2,657	0.13
Containers and Packaging
Packaging Coordinators Midco, Inc.	(12)(13)(15)	Common	—	—	—	2	1,935	2,143	0.11
							1,935	2,143	0.11
Diversified Consumer Services
AVG Intermediate Holdings LLC	(11)(15)	Common	—	—	—	243	387	190	0.01
EXPG Holdings, L.P.	(12)(13)(15)	Common	—	—	—	1	515	515	0.03
FSHS I, LLC	(3)(11)(15)	Common	—	—	—	—	203	189	0.01
GS SEER Group Holdings, LLC	(3)(11)(15)	Common	—	—	—	—	110	82	—
Health Buyer LLC	(3)(11)(15)	Common	—	—	—	—	159	149	0.01
Home Service TopCo IV, Inc.	(11)(15)	Common	—	—	—	2	264	335	0.02

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services (continued)
Seahawk BidCo, LLC	(12)(13)(15)	LP Units	—	—	—	3	$3,035	$3,183	0.16%
US Fitness Holdings, LLC	(12)(13)(15)	LP Units	—	—	—	3	3,182	4,799	0.24
VPP Intermediate Holdings, LLC	(3)(11)(15)	LP Units	—	—	—	—	265	265	0.01
							8,120	9,707	0.49
Electronic Equipment, Instruments and Components
Wildcat Topco, Inc.	(12)(13)(15)	LP Units	—	—	—	628	628	617	0.03
							628	617	0.03
Energy Equipment and Services
CRCI Longhorn Holdings, Inc.	(12)(13)(15)	LP Units	—	—	—	1	1,154	1,343	0.07
Integrated Power Services Holdings, Inc.	(3)(11)(15)	Common	—	—	—	—	895	1,298	0.06
							2,049	2,641	0.13
Financial Services
Cerity Partners Equity Holding LLC	(12)(13)(15)	Preferred	N/A	13.75% PIK	—	2,328	2,606	2,644	0.13
Foreside Financial Group, LLC	(11)(15)	Common	—	—	—	507	648	761	0.04
Foreside Financial Group, LLC	(11)(15)	Preferred	N/A	11.00% PIK	—	659	964	967	0.05
GTCR Momentum Aggregator LP	(12)(13)(15)	Preferred	N/A	12.00% PIK	—	865	961	913	0.04
							5,179	5,285	0.26
Healthcare Providers and Services
AB Centers Acquisition Corporation	(10)(11)(15)	Preferred	N/A	8.00% PIK	—	136	373	594	0.03
ACG Parent Holdings, LP	(12)(13)(15)	Common	—	—	—	17	17	217	0.01
ACG Parent Holdings, LP	(12)(13)(15)	Preferred	N/A	8.00% PIK	—	2	1,734	1,692	0.08
EPFS Buyer, Inc.	(12)(13)(15)	Common	—	—	—	1	625	809	0.04
MRO Corporation	(12)(13)(15)	Common	—	—	—	1	716	807	0.04
OIS Management Services, LLC	(11)(15)	Preferred	—	—	—	42	554	1,047	0.05
RxSense Holdings LLC	(11)(15)	Common	—	—	—	14	284	637	0.03
SCHP Holdings, L.P.	(12)(13)(15)	Common	—	—	—	20	1,987	1,987	0.10
USHV Management, LLC	(11)(15)	Common	—	—	—	100	106	89	—
							6,396	7,879	0.38
Healthcare Equipment and Supplies
Cyan Investors LP	(6)(7)(12)(13)(15)	LP Units	—	—	—	1,925	1,690	1,690	0.08
							1,690	1,690	0.08
Health Care Technology
DeLorean Purchaser, Inc.	(12)(13)(15)	Common	—	—	—	3,043	3,043	3,127	0.15
F&M Buyer LLC	(12)(13)(15)	Common	—	—	—	1,217	1,217	1,484	0.07
FH VH Parent, L.P.	(12)(13)(15)	Common	—	—	—	785	1,130	1,130	0.06
Goldeneye Parent, LLC	(12)(13)(15)	Preferred	—	—	—	1	1,111	1,111	0.06
Goldeneye Parent, LLC	(12)(13)(15)	Common	—	—	—	54	—	253	0.01
Novacap TMT VI Co-Investment (Invita) LP	(7)(12)(13)(15)	Common	—	—	—	535	472	436	0.02
Unlimited Technology Holdings, LLC	(12)(13)(15)	Common	—	—	—	1,655	1,655	2,559	0.13
							8,628	10,100	0.50

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Insurance
AmeriLife Holdings LLC	(11)(15)	Common	—	—	—	6	$222	$388	0.02%
Galway Borrower LLC	(11)(15)	Common	—	—	—	11	13	13	—
Galway Borrower LLC	(11)(15)	Preferred	—	—	—	97	119	115	0.01
Integrity Marketing Acquisition, LLC	(3)(11)(15)	Common	—	—	—	—	6	6	—
Integrity Marketing Acquisition, LLC	(11)(15)	Preferred	N/A	10.50% PIK	—	195	792	738	0.04
Iris Specialty Acquisition LLC	(12)(13)(15)	Common	—	—	—	3,395	3,395	3,395	0.17
KWOR Acquisition, Inc.	(3)(12)(13)(15)	Common	—	—	—	—	330	5	—
KWOR Acquisition, Inc.	(3)(12)(13)(15)	Preferred	N/A	12.40% PIK	—	—	481	481	0.02
Mclarens Midco Inc.	(11)(15)	Common	—	—	—	40	132	124	0.01
Unison Risk Advisors Inc.	(12)(13)(15)	Common	—	—	—	1,820	2,857	2,887	0.14
							8,347	8,152	0.41
IT Services
DT1 Midco Corp	(12)(13)(15)	Common	—	—	—	3,422	3,422	3,475	0.17
Ridge Trail US Bidco, Inc.	(12)(13)(15)	Preferred	N/A	11.00% PIK	—	1,418	1,616	1,613	0.08
Ridge Trail US Bidco, Inc.	(12)(13)(15)	Common	—	—	—	34	34	—	—
Spirit RR Holdings, Inc.	(11)(15)	Common	—	—	—	445	673	1,183	0.06
							5,745	6,271	0.31
Pharmaceuticals
Creek Parent, Inc.	(12)(13)(15)	Common	—	—	—	150	150	206	0.01
							150	206	0.01
Professional Services
Elevator Holdco, Inc. Common Stock	(3)(11)(15)	Common	—	—	—	—	453	351	0.02
Marina Acquisition, Inc.	(3)(12)(13)(15)	Common	—	—	—	—	231	176	0.01
Monarch Buyer, Inc.	(12)(13)(15)	Common	—	—	—	2,753	2,791	3,210	0.16
USRP Holdings, Inc.	(3)(11)(15)	Preferred	—	—	—	—	285	233	0.01
							3,760	3,970	0.20
Software
CB ML Co-Invest, L.P.	(12)(13)(15)	Common	—	—	—	3,780	3,794	3,780	0.19
Concord Global Acquisition, LLC	(12)(13)(15)	Preferred	N/A	8.00% PIK	—	3	2,987	2,951	0.14
Concord Global Acquisition, LLC	(12)(13)(15)	Common	—	—	—	2,667	—	—	0.01
Eclipse Buyer, Inc.	(12)(13)(15)	Preferred	N/A	12.50% PIK	—	1	5,890	5,877	0.29
North Star Acquisitionco, LLC	(11)(15)	Common	—	—	—	336	362	471	0.02
Noble Aggregator LP	(12)(13)(15)	Common	—	—	—	4	4,068	4,068	0.20
							17,101	17,147	0.85

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Specialty Retail
SCW Holdings III Corp.	(12)(13)(15)	LP Units	—	—	—	1	$1,167	$1,723	0.09%
							1,167	1,723	0.09
Technology Hardware, Storage and Peripherals
Victors Purchaser, LLC	(12)(13)(15)	LP Units	—	—	—	333	333	333	0.02
WP Victors Co-Investment	(12)(13)(15)	LP Units	—	—	—	317	317	317	0.01
							650	650	0.03
Textiles, Apparel and Luxury Goods
Gloves Buyer, Inc.	(12)(13)(15)	Common	—	—	—	2	243	412	0.02
							243	412	0.02
Trading Companies and Distributors
Kele Holdco, Inc.	(3)(11)(15)	Common	—	—	—	—	187	299	0.01
Painters Supply and Equipment Co.	(11)(15)	Common	—	—	—	2	522	161	0.01
							709	460	0.02
Transportation Infrastructure
VRS Buyer, Inc.	(12)(13)(15)	Common	—	—	—	9	915	1,043	0.05
							915	1,043	0.05
Total Equity Investments							83,670	92,652	4.60
Total Investments - non-controlled/non-affiliated							4,170,055	4,174,391	206.90

Short-Term Investments
BlackRock Liquidity T-Fund - Institutional Shares	(14)		—	—	—		71,644	71,644	3.55
Total Short-Term Investments							71,644	71,644	3.55
Total Investments at fair value							$4,241,699	$4,246,035	210.45%

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Derivative Instrument	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Derivative asset (liability) at fair value
Interest rate swap	Fixed 5.76%	3M SOFR + 2.38%	Royal Bank of Canada	3/30/2030	$500,000	$(2,951)
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
2.
The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), Canadian Overnight Repo Rate Average (“CORRA” or “C”), Sterling Overnight Index Average (“SONIA” or “SON”), Euro Interbank Offered Rate (“EURIBOR” or “E”) or other relevant benchmark, which reset daily, monthly, quarterly, semi-annually or annually. For each such investment, the Company has provided the spread over reference rates and the current contractual interest rate in effect on December 31, 2025. Certain investments are subject to an interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
3.
Investments with par value / shares less than 500 shown as zero.
4.
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
5.
These investments were not valued using unobservable inputs and are not considered Level 3 investments. Fair value was determined in good faith by the Adviser as the Company’s valuation designee, subject to the oversight of the Board of Trustees (the “Board”) (see Note 2 and Note 6), pursuant to the Company’s valuation policy.
6.
The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2025, non-qualifying assets represented 5.77% of total assets as calculated in accordance with regulatory requirements.
7.
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See below and Note 8 to the Consolidated Financial Statements for more information on the Company’s unfunded commitments.
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
11.
Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities is $14,375 or 0.71% of the Company’s net assets. The acquisition date of these restricted securities was January 19, 2024.
12.
Security exempt from registration under the Securities Act, and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities is $78,277 or 3.88% of the Company’s net assets. The acquisition dates of these restricted securities are as follows:

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Portfolio Company	Investment	Acquisition Date
Americhem, Inc.	Common	February 28, 2025
Arax MidCo, LLC	Common	May 30, 2024
ACG Parent Holdings, LP	Common	July 25, 2025
ACG Parent Holdings, LP	Preferred	July 25, 2025
Bulab Holdings, Inc.	Common	July 1, 2025
CB ML Co-Invest, L.P.	Common	October 24, 2025
Cerity Partners Equity Holding LLC	Preferred	August 12, 2024
Concord Global Acquisition, LLC	Preferred	December 27, 2024
Concord Global Acquisition, LLC	Common	December 27, 2024
CRCI Longhorn Holdings, Inc.	Common	August 27, 2024
Creek Parent, Inc.	Common	December 18, 2024
Cyan Investors LP	Common	November 19, 2025
DeLorean Purchaser, Inc.	Common	December 16, 2024
DT1 Midco Corp	Common	December 30, 2024
Eclipse Buyer, Inc.	Preferred	September 6, 2024
EPFS Buyer, Inc.	Common	July 31, 2025
EXPG Holdings, L.P.	Common	December 10, 2025
F&M Buyer LLC	Common	March 18, 2025
FH VH Parent, L.P.	Common	October 31, 2025
Gloves Buyer, Inc.	Common	June 6, 2025
Goldeneye Parent, LLC	Common	March 31, 2025
Goldeneye Parent, LLC	Preferred	March 31, 2025
GTCR Momentum Aggregator LP	Preferred	July 2, 2025
Hydraulic Technologies USA LLC	Common	June 3, 2024
Hydraulic Technologies USA LLC	Preferred	June 3, 2024
Iris Specialty Acquisition LLC	Common	November 20, 2025
KWOR Acquisition, Inc.	Common	February 28, 2025
KWOR Acquisition, Inc.	Preferred	February 28, 2025
Lido Advisors, LLC	Common	August 6, 2025
Lido Advisors, LLC	Preferred	August 6, 2025
Low Voltage Holdings INC.	Common	April 28, 2025
Marina Acquisition, Inc.	Common	July 1, 2024
MDC Interior Acquisition Inc	Common	April 26, 2024
Monarch Buyer, Inc.	Common	June 2, 2025
MRO Corporation	Common	June 3, 2025

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Portfolio Company	Investment	Acquisition Date
Noble Aggregator LP	Common	October 14, 2025
Novacap TMT VI Co-Investment (Invita) LP	Common	August 12, 2025
Packaging Coordinators Midco, Inc.	Common	September 26, 2025
REP Summit Coinvest IV, L.P.	Common	December 31, 2025
Ridge Trail US Bidco, Inc.	Common	September 30, 2024
Ridge Trail US Bidco, Inc.	Preferred	September 30, 2024
SCHP Holdings, L.P.	Common	October 24, 2025
SCW Holdings III Corp.	Common	March 17, 2025
Seahawk BidCo, LLC	Common	December 19, 2024
Unison Risk Advisors Inc.	Common	October 30, 2024
Unlimited Technology Holdings, LLC	Common	March 12, 2025
US Fitness Holdings, LLC	Common	September 4, 2024
Victors Purchaser, LLC	Common	August 15, 2024
WP Victors Co-Investment	Common	August 15, 2024
VRS Buyer, Inc.	Common	July 18, 2025
Wildcat Topco, Inc.	Common	December 23, 2024
Zinc Buyer Corporation	Common	July 24, 2024
13.
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting the Company to do so (see Note 3 to the consolidated financial statements for discussion of the exemptive order from the SEC).
14.
Short-term investments amounting to $71,644 are invested in money market funds (BlackRock Liquidity T-Fund - Institutional Shares) and would be categorized as Level 1 under the ASC 820 fair value level hierarchy as of December 31, 2025.
15.
Position or portion thereof is or can be pledged as collateral under the Revolving Credit Facility (as defined below).
16.
Loan includes interest floor of 1.00%.
17.
Loan includes interest floor of 0.75%.
18.
Loan includes interest floor of 0.50%.
19.
Loan includes interest floor of 0.00%.
20.
Position is on non-accrual status. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

As of December 31, 2025, the Company had the following commitments to fund various revolving, delayed draw and equity investments. Such commitments, also included in the Consolidated Schedule of Investments above, are subject to the satisfaction of certain conditions set forth in the documents governing these loans. See Note 8 to the Consolidated Financial Statements for more information on the Company's unfunded commitments.

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
AAH Topco., LLC	Delayed Draw Term Loan	4/1/2027	$4,241	$—
AB Centers Acquisition Corporation	Delayed Draw Term Loan	7/2/2026	960	(3)
AB Centers Acquisition Corporation	Revolver	7/2/2031	1,463	(5)
ABC Legal Holdings, LLC	Delayed Draw Term Loan	8/14/2027	2,748	(14)
ABC Legal Holdings, LLC	Revolver	8/13/2032	1,786	(9)
Acentra Holdings, LLC	Revolver	12/17/2029	94	—
ACI Group Holdings, Inc.	Revolver	8/2/2027	3	—
Adelaide Borrower, LLC	Delayed Draw Term Loan	5/8/2026	1,670	(13)
Adelaide Borrower, LLC	Revolver	5/8/2030	853	(6)
Alert Media, Inc.	Revolver	4/12/2027	211	—
AMBA Buyer, Inc.	Revolver	7/30/2027	276	(1)
American Residential Services, LLC	Revolver	1/31/2030	1,739	(35)
Americhem, Inc.	Delayed Draw Term Loan	2/28/2027	6,278	(31)
Americhem, Inc.	Revolver	3/1/2032	4,447	(22)
AmeriLife Holdings LLC	Delayed Draw Term Loan	6/18/2026	3,975	(10)
AmeriLife Holdings LLC	Revolver	8/31/2028	1,884	(5)
Ampirical Solutions, LLC	Delayed Draw Term Loan	9/30/2027	14,602	(146)
Ampirical Solutions, LLC	Revolver	9/30/2032	3,894	(39)
Analytic Partners, LP	Revolver	4/4/2030	1,002	—
Aurora Plastics, LLC	Delayed Draw Term Loan	4/10/2027	2,850	(14)
Apex Service Partners, LLC	Delayed Draw Term Loan	11/21/2027	10,000	(75)
Apex Service Partners, LLC	Revolver	10/24/2029	279	—
Applied Technical Services, LLC	Delayed Draw Term Loan	4/8/2026	339	—
Applied Technical Services, LLC	Delayed Draw Term Loan	4/8/2027	1,129	—
Applied Technical Services, LLC	Revolver	4/8/2031	2,078	—
Aprio Advisory Group, LLC	Delayed Draw Term Loan	4/26/2027	5,366	(4)
Aprio Advisory Group, LLC	Revolver	8/1/2031	4,018	(3)
Arax MidCo, LLC	Delayed Draw Term Loan	11/30/2026	7,714	—
Arax MidCo, LLC	Revolver	4/11/2029	1,112	—
Arax MidCo, LLC	Common	4/11/2029	309	—
Ares Holdings, LLC	Delayed Draw Term Loan	11/12/2027	5,127	(13)
Ares Holdings, LLC	Revolver	11/18/2029	4,849	(12)
Arrow Management Acquisition, LLC	Delayed Draw Term Loan	7/27/2027	4,709	(47)
Arrow Management Acquisition, LLC	Revolver	7/23/2032	1,036	(10)
Articulate Global, LLC	Revolver	10/25/2032	3,645	(9)
Artifact Bidco, Inc.	Delayed Draw Term Loan	7/27/2027	1,642	—
Artifact Bidco, Inc.	Revolver	7/26/2030	798	—
Artifact Bidco, Inc.	Revolver	7/26/2030	375	—
Atlas US Finco, Inc.	Revolver	12/9/2028	1,995	(5)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
AVG Intermediate Holdings LLC	Revolver	3/16/2027	$166	$(1)
AVSC Holding Corp.	Revolver	12/5/2029	2,959	—
AWP Group Holdings, Inc.	Delayed Draw Term Loan	8/23/2026	8,262	(83)
AWP Group Holdings, Inc.	Revolver	12/23/2030	25	—
Banker's Toolbox, Inc.	Delayed Draw Term Loan	10/11/2027	7,813	(27)
Banker's Toolbox, Inc.	Revolver	7/27/2029	637	(2)
BC Group Holdings, Inc.	Delayed Draw Term Loan	8/21/2027	2,570	(13)
Bellwether Buyer, L.L.C.	Delayed Draw Term Loan	10/16/2027	7,624	(19)
Bellwether Buyer, L.L.C.	Revolver	4/15/2032	3,050	(8)
Blackbird Purchaser, Inc.	Delayed Draw Term Loan	12/19/2026	379	(3)
Blackbird Purchaser, Inc.	Revolver	12/19/2029	186	(1)
BlackHawk Industrial Distribution, Inc.	Revolver	9/17/2026	1,752	(92)
Blades Buyer, Inc.	Delayed Draw Term Loan	11/13/2027	18,932	(66)
Blades Buyer, Inc.	Revolver	3/28/2028	1,668	(6)
Bridges Consumer Healthcare Intermediate LLC	Delayed Draw Term Loan	12/21/2026	6,341	—
Bridges Consumer Healthcare Intermediate LLC	Revolver	12/22/2031	2,682	—
Bulab Holdings, Inc.	Delayed Draw Term Loan	7/1/2027	4,506	(23)
Bulab Holdings, Inc.	Revolver	7/1/2032	4,346	(22)
Carr, Riggs & Ingram Capital, L.L.C.	Delayed Draw Term Loan	11/18/2026	6,390	—
Carr, Riggs & Ingram Capital, L.L.C.	Revolver	11/18/2031	4,000	—
CCI Buyer, Inc.	Revolver	5/13/2032	2,029	(10)
CDL Parent, Inc.	Revolver	12/7/2028	867	(4)
CDL Parent, Inc.	Delayed Draw Term Loan	11/5/2027	3,824	(19)
Cerity Partners Equity Holding LLC	Delayed Draw Term Loan	12/20/2027	16,514	(41)
Cerity Partners Equity Holding LLC	Delayed Draw Term Loan	1/22/2027	4,646	(12)
Cerity Partners Equity Holding LLC	Revolver	7/28/2031	3,992	(10)
CFGI Holdings, LLC	Revolver	11/2/2027	191	(1)
Cherry Bekaert Advisory LLC	Delayed Draw Term Loan	10/21/2027	1,942	(10)
Cherry Bekaert Advisory LLC	Revolver	6/28/2030	226	(1)
Chicago US Midco III LP	Delayed Draw Term Loan	10/29/2027	340	1
Clear Capital Holdings, LLC	Delayed Draw Term Loan	7/6/2027	3,414	(17)
Clear Capital Holdings, LLC	Revolver	6/30/2032	1,366	(7)
Cold Chain Technologies, LLC	Revolver	7/2/2027	86	—
Concord Global Acquisition, LLC	Delayed Draw Term Loan	12/28/2026	3,477	—
Concord Global Acquisition, LLC	Revolver	12/26/2031	1,830	—
CPC/Cirtec Holdings, Inc.	Revolver	10/31/2028	563	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/28/2026	$4,544	$—
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	3,030	—
Creek Parent, Inc.	Revolver	12/18/2031	125	—
Crown Laundry, LLC	Delayed Draw Term Loan	5/29/2027	1,304	(7)
Crown Laundry, LLC	Revolver	5/28/2031	1,522	(8)
CRS Midco Holdings, LLC	Delayed Draw Term Loan	12/31/2027	2,692	(13)
CRS Midco Holdings, LLC	Revolver	12/31/2032	1,615	(8)
CVP Holdco, Inc.	Delayed Draw Term Loan	6/29/2026	4,525	(11)
CVP Holdco, Inc.	Revolver	6/28/2030	2,353	(6)
Cyan Investors LP	Common	11/19/2032	235	—
DCG Acquisition Corp.	Delayed Draw Term Loan	6/13/2026	1,280	(19)
DCG Acquisition Corp.	Revolver	6/13/2031	4,408	(66)
DeLorean Purchaser, Inc.	Revolver	12/16/2031	4,574	(34)
DT Intermediate Holdco, Inc.	Delayed Draw Term Loan	9/14/2026	14,790	(71)
DT1 Midco Corp	Revolver	12/30/2030	2,940	(15)
DT1 Midco Corp	Delayed Draw Term Loan	6/4/2027	6,183	(31)
Dwyer Instruments, LLC	Revolver	7/20/2029	2,178	(22)
Dynatect Group Holdings, Inc.	Revolver	6/30/2028	1,236	—
Eagan Parent, Inc.	Delayed Draw Term Loan	9/8/2027	4,804	(12)
Eagan Parent, Inc.	Revolver	9/8/2032	2,562	(6)
Eclipse Buyer, Inc.	Delayed Draw Term Loan	9/7/2026	2,665	—
Eclipse Buyer, Inc.	Revolver	9/8/2031	1,352	—
EdgeCo Buyer, Inc.	Delayed Draw Term Loan	12/20/2026	530	—
EdgeCo Buyer, Inc.	Revolver	6/1/2028	338	—
Edition Holdings, Inc.	Delayed Draw Term Loan	12/20/2027	9,826	(19)
Edition Holdings, Inc.	Revolver	12/20/2032	3,685	(7)
Edition Holdings, Inc.	Delayed Draw Term Loan	12/20/2032	5,244	(10)
EDPO, LLC	Revolver	12/8/2028	2,289	(6)
EDPO, LLC	Delayed Draw Term Loan	8/29/2027	6,863	(17)
Emburse, Inc.	Delayed Draw Term Loan	5/29/2027	4,539	(11)
Emburse, Inc.	Revolver	5/28/2032	4,539	(11)
Empyrean Solutions, LLC	Delayed Draw Term Loan	11/25/2026	1,106	—
Empyrean Solutions, LLC	Revolver	11/26/2031	415	—
EPFS Buyer, Inc.	Delayed Draw Term Loan	7/31/2027	4,118	(21)
EPFS Buyer, Inc.	Revolver	7/31/2031	2,745	(14)
Essential Services Holding Corporation	Delayed Draw Term Loan	6/17/2026	2,082	(5)
Essential Services Holding Corporation	Revolver	6/17/2030	781	(2)
Excelitas Technologies Corp.	Delayed Draw Term Loan	5/1/2026	5,044	—
Experigreen Intermediate Holdings, Inc.	Delayed Draw Term Loan	12/10/2027	6,198	(31)
Experigreen Intermediate Holdings, Inc.	Revolver	12/10/2032	3,169	(16)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
F&M Buyer LLC	Delayed Draw Term Loan	3/19/2027	$3,980	$—
F&M Buyer LLC	Revolver	3/18/2032	1,741	—
FL Hawk Intermediate Holdings, Inc.	Revolver	2/22/2029	2,233	—
Flint Opco, LLC	Delayed Draw Term Loan	6/27/2027	7,470	—
Flint Opco, LLC	Delayed Draw Term Loan	6/1/2026	515	—
Flow Control Solutions, Inc.	Delayed Draw Term Loan	6/28/2026	4,989	—
Flow Control Solutions, Inc.	Revolver	3/29/2029	806	—
Foreside Financial Group, LLC	Revolver	9/30/2027	712	(2)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	2/26/2027	4,473	—
Fourth Enterprises, LLC	Delayed Draw Term Loan	3/21/2027	4,851	(24)
Fourth Enterprises, LLC	Revolver	3/21/2031	2,059	(10)
Frazier & Deeter Advisory, LLC	Delayed Draw Term Loan	5/2/2027	958	(10)
Frazier & Deeter Advisory, LLC	Revolver	5/2/2031	974	(10)
Gloves Buyer, Inc.	Revolver	5/22/2030	589	—
Goldeneye Parent, LLC	Revolver	3/31/2032	4,652	—
Painters Supply and Equipment Co.	Delayed Draw Term Loan	8/10/2027	1,724	(52)
GSV Holding, LLC	Revolver	10/18/2030	1,651	—
GTCR BC Purchaser, Inc.	Delayed Draw Term Loan	11/22/2027	3,951	(29)
GTCR BC Purchaser, Inc.	Revolver	11/19/2031	2,107	(15)
Harvey Tool Company, LLC	Revolver	10/26/2027	3,806	(48)
Harvey Tool Company, LLC	Delayed Draw Term Loan	6/28/2026	7,936	(99)
Health Buyer LLC	Delayed Draw Term Loan	5/15/2026	10,052	(48)
HeartLand PPC Buyer, LLC	Delayed Draw Term Loan	11/12/2027	9,653	(46)
HeartLand PPC Buyer, LLC	Revolver	12/12/2029	1,916	(9)
Heights Buyer, LLC	Delayed Draw Term Loan	6/25/2027	1,311	(7)
Heights Buyer, LLC	Revolver	8/25/2028	543	—
Hercules Blocker LLC	Revolver	12/15/2028	1,044	(5)
Hercules Blocker LLC	Delayed Draw Term Loan	9/16/2026	11,512	(58)
Southpaw AP Buyer, LLC	Revolver	3/2/2028	1,681	(4)
Higginbotham Insurance Agency, Inc	Delayed Draw Term Loan	9/30/2026	3,233	(8)
Higher Logic, LLC	Revolver	1/10/2029	759	—
Home Service TopCo IV, Inc.	Delayed Draw Term Loan	2/18/2026	3,675	(9)
HP RSS Buyer, Inc.	Delayed Draw Term Loan	7/2/2027	7,635	(38)
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	6/28/2026	734	—
HSI Halo Acquisition, Inc.	Revolver	6/28/2030	978	—
HT Intermediary III, Inc.	Delayed Draw Term Loan	11/13/2026	3,564	(18)
HT Intermediary III, Inc.	Revolver	11/12/2030	1,336	(7)
Hydraulic Technologies USA LLC	Revolver	6/3/2030	1,287	(32)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Hyphen Solutions, LLC	Delayed Draw Term Loan	8/6/2027	$1,755	$—
Hyphen Solutions, LLC	Revolver	8/6/2032	1,053	—
IG Investments Holdings, LLC	Revolver	9/22/2028	1,172	—
ImageFirst Holdings, LLC	Revolver	3/12/2030	5,000	—
Imagine 360 LLC	Delayed Draw Term Loan	9/20/2026	10,122	—
Imagine 360 LLC	Revolver	9/30/2028	4,326	—
IMO Investor Holdings, Inc.	Revolver	5/11/2028	1,479	—
Inhabitiq Inc.	Delayed Draw Term Loan	1/11/2027	4,882	—
Inhabitiq Inc.	Revolver	1/12/2032	3,051	—
Innovative Systems L.L.C.	Delayed Draw Term Loan	8/21/2027	581	(3)
Innovative Systems L.L.C.	Revolver	8/20/2032	194	(1)
Innovetive Petcare, LLC	Delayed Draw Term Loan	7/23/2027	5,655	(42)
Integrated Power Services Holdings, Inc.	Delayed Draw Term Loan	5/7/2026	6,005	(15)
Integrated Power Services Holdings, Inc.	Revolver	11/22/2027	418	—
Integrity Marketing Acquisition, LLC	Revolver	8/25/2028	122	(1)
Iris Specialty Acquisition LLC	Delayed Draw Term Loan	11/20/2028	3,396	(8)
Iris Specialty Acquisition LLC	Revolver	11/20/2032	2,988	(7)
Javelin Buyer, Inc.	Revolver	12/6/2029	1,304	—
JHCC Holdings LLC	Revolver	9/9/2027	87	—
JKC Parent, Inc.	Delayed Draw Term Loan	6/2/2027	3,965	(20)
JKC Parent, Inc.	Revolver	2/13/2032	998	(5)
Kaseya Inc.	Revolver	3/20/2030	1,522	—
Kele Holdco, Inc.	Revolver	2/20/2028	290	—
Kenco PPC Buyer LLC	Revolver	11/15/2029	837	—
Kipu Buyer, LLC	Revolver	1/27/2028	365	—
KPA Parent Holdings, Inc.	Revolver	3/12/2032	1,659	—
KPA Parent Holdings, Inc.	Delayed Draw Term Loan	3/15/2027	2,371	—
Kriv Acquisition Inc.	Delayed Draw Term Loan	10/1/2027	14,244	(71)
Kriv Acquisition Inc.	Revolver	7/31/2031	1,769	(9)
KWOL Acquisition, Inc.	Delayed Draw Term Loan	8/25/2027	27,586	(138)
KWOL Acquisition, Inc.	Revolver	12/12/2029	4,523	(23)
KWOL Acquisition, Inc.	Delayed Draw Term Loan	8/25/2027	395	(2)
KWOR Acquisition, Inc.	Delayed Draw Term Loan	3/1/2027	434	—
KWOR Acquisition, Inc.	Revolver	2/28/2030	326	—
Lido Advisors, LLC	Delayed Draw Term Loan	5/10/2027	4,336	(11)
Lido Advisors, LLC	Revolver	5/10/2032	931	(2)
Lightbeam Bidco Inc.	Delayed Draw Term Loan	12/6/2027	8,211	(41)
Lightbeam Bidco Inc.	Revolver	5/4/2029	476	(2)
VRS Buyer, Inc.	Delayed Draw Term Loan	10/10/2027	1,045	4
Litera Bidco LLC	Revolver	5/1/2028	434	(1)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Litera Bidco LLC	Delayed Draw Term Loan	11/17/2026	$962	$(2)
Low Voltage Holdings Inc.	Revolver	4/28/2032	400	(1)
Low Voltage Holdings Inc.	Delayed Draw Term Loan	10/28/2027	5,102	(13)
Low Voltage Holdings Inc.	Revolver	4/28/2032	3,597	(9)
Lubricant Engineers	Delayed Draw Term Loan	3/31/2027	3,429	—
Lubricant Engineers	Revolver	9/1/2029	2,212	—
Mclarens Midco Inc.	Revolver	12/19/2027	672	(3)
Mclarens Midco Inc.	Revolver	12/19/2027	1,896	(9)
Marina Acquisition, Inc.	Revolver	7/1/2030	1,320	(30)
Maverick Bidco Inc.	Delayed Draw Term Loan	12/3/2027	2,365	(6)
Maverick Bidco Inc.	Revolver	12/2/2031	1,892	(5)
Tarrytown Acquisition Holdings, LLC	Delayed Draw Term Loan	11/15/2027	4,311	(21)
Tarrytown Acquisition Holdings, LLC	Revolver	11/12/2032	3,018	(14)
Mclarens Midco Inc.	Delayed Draw Term Loan	6/20/2027	20	—
MDC Interior Acquisition Inc	Revolver	4/26/2030	2,084	(21)
Merlin Buyer, Inc.	Revolver	12/14/2026	598	(6)
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	36	—
Minotaur Acquisition, Inc.	Revolver	6/3/2030	2,442	(6)
ML Holdco, LLC	Delayed Draw Term Loan	10/24/2027	6,915	(17)
Monarch Buyer, Inc.	Delayed Draw Term Loan	6/3/2027	3,794	(19)
Monarch Buyer, Inc.	Revolver	6/2/2032	1,846	(9)
Monarch Finco, LLC	Delayed Draw Term Loan	5/1/2028	3,848	(18)
Monarch Finco, LLC	Revolver	10/29/2032	385	(2)
Montana Buyer Inc.	Revolver	7/22/2028	2,352	—
Motion & Control Enterprises LLC	Delayed Draw Term Loan	10/1/2026	1,453	(22)
Movati Athletic (Group) Inc.	Delayed Draw Term Loan	12/31/2027	2,550	(38)
Movati Athletic (Group) Inc.	Revolver	5/29/2030	1,913	(29)
MRI Software LLC	Revolver	2/10/2028	186	—
MRI Software LLC	Delayed Draw Term Loan	10/2/2027	776	—
MRO Corporation	Delayed Draw Term Loan	6/9/2027	2,384	(12)
MRO Corporation	Revolver	6/9/2032	2,384	(12)
Nasuni Corporation	Revolver	9/10/2030	1,302	(10)
Navex Global Holdings Corporation	Delayed Draw Term Loan	10/15/2027	10,473	(25)
Navex Global Holdings Corporation	Revolver	10/14/2031	516	(1)
Net Health Acquisition Corp.	Revolver	7/3/2031	3,924	(20)
North Star Acquisitionco, LLC	Revolver	5/3/2029	2,275	—
North Star Acquisitionco, LLC	Delayed Draw Term Loan	5/1/2026	70	—
Novacap TMT VI Co-Investment (Invita) LP	Common	11/12/2030	89	—
Oakbridge Insurance Agency, LLC	Delayed Draw Term Loan	6/21/2027	3,246	—
Oakbridge Insurance Agency, LLC	Delayed Draw Term Loan	12/20/2027	4,638	(23)
OEC Holdco, LLC	Delayed Draw Term Loan	12/30/2026	9,581	16

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
OEC Holdco, LLC	Revolver	12/23/2032	$4,124	$7
OLO Parent, Inc.	Revolver	9/13/2032	2,663	(7)
Onit, Inc.	Delayed Draw Term Loan	1/28/2027	8,359	—
Onit, Inc.	Revolver	1/27/2032	2,786	—
Onyx-Fire Protection Services Inc.	Delayed Draw Term Loan	7/31/2026	1,276	—
Onyx-Fire Protection Services Inc.	Revolver	7/31/2031	2,978	—
Orsini Pharmaceutical Services, LLC	Revolver	5/22/2030	1,152	—
Packaging Coordinators Midco, Inc.	Revolver	10/15/2032	3,311	(16)
Packaging Coordinators Midco, Inc.	Delayed Draw Term Loan	10/16/2027	2,727	(13)
Packaging Coordinators Midco, Inc.	Delayed Draw Term Loan	4/23/2026	6,522	(31)
Puma Buyer, LLC	Revolver	3/29/2032	4,677	(11)
Pareto Health Intermediate Holdings, Inc.	Delayed Draw Term Loan	12/31/2027	1,668	(8)
Pareto Health Intermediate Holdings, Inc.	Revolver	6/1/2029	163	(1)
Pathstone Family Office LLC	Delayed Draw Term Loan	6/22/2026	5,035	(13)
Pathstone Family Office LLC	Revolver	5/15/2028	1,901	(5)
Phantom Purchaser, Inc.	Revolver	9/19/2031	4,494	(22)
Plaskolite PPC Intermediate II LLC	Revolver	2/7/2030	210	(17)
Polyphase Elevator Holding Company	Delayed Draw Term Loan	11/24/2027	1,487	(7)
Polyphase Elevator Holding Company	Revolver	11/24/2032	1,439	(7)
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/7/2026	9,109	(182)
Premise Health Holding Corp.	Delayed Draw Term Loan	11/6/2027	687	(3)
Premise Health Holding Corp.	Revolver	11/6/2031	160	(1)
Prism Parent Co. Inc.	Delayed Draw Term Loan	9/19/2026	241	(2)
Propio LS, LLC	Revolver	5/10/2030	299	(2)
Quality Automotive Services, LLC	Revolver	7/16/2027	130	—
QBS Parent, Inc.	Revolver	6/3/2032	409	(2)
Quality Automotive Services, LLC	Delayed Draw Term Loan	7/16/2027	17,201	(43)
R&T Acquisitions, LLC	Delayed Draw Term Loan	9/1/2026	411	—
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	11/19/2026	433	2
Red Fox CD Acquisition Corporation	Delayed Draw Term Loan	11/23/2026	3,390	(17)
RFI Buyer, Inc.	Delayed Draw Term Loan	8/29/2027	7,803	(39)
RFI Buyer, Inc.	Revolver	8/5/2030	1,801	(9)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	3/31/2027	6,893	(52)
Ridge Trail US Bidco, Inc.	Revolver	3/31/2031	1,677	(13)
Riser Interco, LLC	Revolver	10/31/2029	984	(5)
Riser Interco, LLC	Delayed Draw Term Loan	6/5/2026	2,984	(14)
Soleo Holdings, Inc.	Delayed Draw Term Loan	2/2/2027	2,111	—
Soleo Holdings, Inc.	Revolver	1/30/2032	2,111	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Routeware, Inc.	Delayed Draw Term Loan	9/19/2026	$2,568	$—
Routeware, Inc.	Revolver	9/18/2031	545	—
Ruppert Landscape, LLC	Delayed Draw Term Loan	4/30/2026	11,249	(56)
Ruppert Landscape, LLC	Revolver	12/3/2029	2,146	(11)
RxSense Holdings LLC	Revolver	3/12/2027	1,856	—
Ryan, LLC	Revolver	11/7/2030	1,664	(19)
Saber Parent Holdings Corp.	Delayed Draw Term Loan	12/15/2028	6,455	(16)
Saber Parent Holdings Corp.	Revolver	12/16/2032	3,228	(8)
Safety Borrower Holdings LLC	Delayed Draw Term Loan	12/19/2027	790	(2)
Safety Borrower Holdings LLC	Revolver	12/19/2032	223	(1)
Sako and Partners Lower Holdings LLC	Revolver	9/15/2028	1,422	(7)
Saturn Borrower Inc	Delayed Draw Term Loan	1/24/2027	2,844	(21)
Saturn Borrower Inc	Revolver	11/13/2028	956	(7)
SCHP Purchaser, Inc.	Revolver	10/22/2032	3,140	(15)
SCW Holdings III Corp.	Delayed Draw Term Loan	3/18/2027	1,302	—
SCW Holdings III Corp.	Revolver	3/17/2031	2,035	—
Seahawk BidCo, LLC	Delayed Draw Term Loan	12/19/2026	900	—
Seahawk BidCo, LLC	Revolver	12/19/2030	1,273	—
Seahawk BidCo, LLC	Delayed Draw Term Loan	12/25/2027	20,046	—
Signant Finance One Limited	Delayed Draw Term Loan	10/16/2027	4,331	(20)
Signant Finance One Limited	Revolver	10/16/2031	1,805	(8)
Simplicity Financial Marketing Group Holdings, Inc.	Delayed Draw Term Loan	12/31/2026	3,767	(19)
Simplicity Financial Marketing Group Holdings, Inc.	Revolver	12/31/2031	3,610	(18)
Southpaw AP Buyer, LLC	Delayed Draw Term Loan	5/1/2026	371	(1)
Spartan Bidco Pty Ltd	Revolver	1/24/2028	506	(3)
SpecialtyCare, Inc.	Delayed Draw Term Loan	8/27/2027	3,337	(8)
SpecialtyCare, Inc.	Revolver	12/18/2029	681	—
Spirit RR Holdings, Inc.	Revolver	9/13/2028	497	—
ST Athena Global LLC	Delayed Draw Term Loan	6/26/2026	119	(1)
ST Athena Global LLC	Revolver	6/26/2029	334	(3)
Sugar PPC Buyer LLC	Delayed Draw Term Loan	7/10/2026	4,760	(24)
SureWerx Purchaser III Inc.	Revolver	12/28/2028	1,730	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Swoop Intermediate III, Inc.	Delayed Draw Term Loan	10/12/2027	$9,108	$(23)
Swoop Intermediate III, Inc.	Revolver	4/12/2032	3,036	(8)
Taymax Group Acquisition, LLC	Delayed Draw Term Loan	7/29/2027	1,985	(5)
The Chartis Group, LLC	Delayed Draw Term Loan	9/17/2026	3,230	—
The Chartis Group, LLC	Revolver	9/17/2031	1,938	—
The Hiller Companies, LLC	Delayed Draw Term Loan	6/22/2026	230	—
The Hiller Companies, LLC	Delayed Draw Term Loan	7/17/2027	1,275	—
The Hiller Companies, LLC	Revolver	6/20/2030	2,730	—
The Ultimus Group Midco, LLC	Delayed Draw Term Loan	1/1/2028	4,068	(20)
The Ultimus Group Midco, LLC	Revolver	7/1/2032	1,526	(8)
THG Acquisition, LLC	Delayed Draw Term Loan	10/30/2026	2,339	—
THG Acquisition, LLC	Revolver	10/31/2031	1,433	—
Thunder Purchaser, Inc.	Delayed Draw Term Loan	10/31/2026	2,482	—
Trilon Group, LLC	Delayed Draw Term Loan	3/13/2027	2,167	(16)
Trilon Group, LLC	Revolver	5/25/2029	1,218	(9)
TriMech Acquisition Corp.	Delayed Draw Term Loan	8/15/2026	1,942	(5)
TriMech Acquisition Corp.	Revolver	3/10/2028	5,912	(15)
Trunk Acquisition, Inc.	Delayed Draw Term Loan	12/20/2026	550	—
TurningPoint Healthcare Solutions, LLC	Revolver	7/14/2027	1	—
Specialized Dental Holdings II, LLC	Revolver	11/1/2028	266	(1)
Unison Risk Advisors Inc.	Delayed Draw Term Loan	6/30/2027	10,343	(52)
Unison Risk Advisors Inc.	Revolver	10/17/2030	2,743	(14)
Unlimited Technology Holdings, LLC	Revolver	3/12/2032	2,240	—
Specialized Dental Holdings II, LLC	Delayed Draw Term Loan	6/5/2026	3,224	(15)
US Fitness Holdings, LLC	Delayed Draw Term Loan	9/4/2026	3,923	—
US Fitness Holdings, LLC	Revolver	9/4/2030	2,651	—
USHV Management, LLC	Delayed Draw Term Loan	9/9/2027	2,658	(13)
USHV Management, LLC	Revolver	9/8/2031	1,845	(9)
USRP Holdings, Inc.	Delayed Draw Term Loan	8/28/2026	9,945	—
USRP Holdings, Inc.	Revolver	12/31/2029	2,290	—
Valet Waste Holdings, Inc.	Revolver	5/1/2029	551	—
Valicor PPC Intermediate II LLC	Revolver	1/24/2028	835	(4)
Validity, Inc.	Revolver	4/10/2030	783	—
Vamos Bidco, Inc	Delayed Draw Term Loan	1/30/2027	3,684	(9)
Vamos Bidco, Inc	Revolver	1/30/2032	1,105	(3)
Vatica Health, Inc.	Revolver	10/29/2032	1,780	(9)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2025

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	9/27/2026	$176	$(1)
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/2/2026	1,206	(66)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	7/24/2026	11,311	(27)
Vessco Midco Holdings, LLC	Revolver	7/24/2031	3,086	(7)
Victors Purchaser, LLC	Delayed Draw Term Loan	12/23/2027	2,286	(3)
Victors Purchaser, LLC	Revolver	12/23/2032	2,135	(3)
VPP Intermediate Holdings, LLC	Delayed Draw Term Loan	1/19/2027	7,883	(39)
VPP Intermediate Holdings, LLC	Revolver	12/1/2027	223	(1)
WST USA Holdco, Inc.	Delayed Draw Term Loan	12/30/2025	1,422	(4)
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	12/30/2026	28,686	—
Wealth Enhancement Group, LLC	Revolver	10/2/2028	1,073	—
Wildcat Topco, Inc.	Delayed Draw Term Loan	11/16/2026	3,243	—
Wildcat Topco, Inc.	Revolver	11/17/2031	3,243	—
Wipfli Advisory LLC	Delayed Draw Term Loan	4/2/2028	2,706	(14)
Wipfli Advisory LLC	Revolver	10/1/2032	1,804	(9)
Wisdom Purchaser, LLC	Revolver	7/24/2032	2,864	(7)
World Insurance Associates, LLC	Delayed Draw Term Loan	8/14/2026	2,933	(7)
World Insurance Associates, LLC	Revolver	4/3/2030	700	(2)
WRE Holding Corp.	Delayed Draw Term Loan	10/1/2027	6,978	(52)
WRE Holding Corp.	Revolver	7/2/2030	1,133	(8)
Wu Holdco, Inc.	Delayed Draw Term Loan	4/16/2027	5,826	(15)
Wu Holdco, Inc.	Revolver	4/19/2032	1,657	(4)
YA Intermediate Holdings II, LLC	Delayed Draw Term Loan	10/2/2026	3,829	—
YA Intermediate Holdings II, LLC	Revolver	10/1/2031	1,608	—
YLG Holdings, Inc.	Delayed Draw Term Loan	11/26/2026	2,242	(11)
YLG Holdings, Inc.	Revolver	12/23/2030	3,270	(16)
Zinc Buyer Corporation	Delayed Draw Term Loan	7/24/2026	1,878	—
Zinc Buyer Corporation	Revolver	7/24/2031	2,028	—
Total Unfunded Commitments			$1,143,533	$(4,234)
(1)
Foreign domiciled investments have been converted to U.S. Dollars based on prevailing rates at period-end.

See accompanying notes to the consolidated financial statement

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
Secured Debt
Aerospace and Defense
Bleriot US Bidco Inc.	(5)(15)	First Lien Term Loan	S + 2.75%	0.00%	7.06%	10/31/2030	$3,351	$3,351	$3,373	0.27%
Peraton Corp.	(5)	First Lien Term Loan	S + 3.75%	0.75%	8.18%	2/1/2028	4,960	4,967	4,628	0.37
TransDigm Inc.	(5)(6)(15)	First Lien Term Loan	S + 2.75%	0.00%	7.06%	3/22/2030	1,516	1,524	1,523	0.12
								9,842	9,524	0.76
Air Freight and Logistics
American Trailer Rental Group, LLC	(13)(15)	First Lien Term Loan	S + 5.50%	1.00%	10.00%	6/1/2027	41	40	37	—
American Trailer Rental Group, LLC	(13)(15)	First Lien Term Loan	S + 5.69%	1.00%	10.25%	6/1/2027	131	130	119	0.01
American Trailer Rental Group, LLC	(13)(15)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	10.00%	6/1/2027	35	34	31	—
American Trailer Rental Group, LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.69%	1.00%	10.25%	6/1/2027	33	33	30	—
American Trailer Rental Group, LLC	(13)(15)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	10.31%	6/1/2027	9	9	8	—
Lightbeam Bidco Inc.	(8)	First Lien Term Loan	S + 5.00%	0.75%	9.31%	5/4/2030	3,899	3,899	3,899	0.31
Lightbeam Bidco Inc.	(8)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	9.31%	5/4/2030	591	591	591	0.05
Lightbeam Bidco Inc.	(7)(15)	First Lien Revolver	S + 5.25%	0.75%	9.56%	5/4/2029	476	—	—	—
								4,736	4,715	0.37
Automobile Components
Enthusiast Auto Holdings, LLC	(8)	First Lien Term Loan	S + 4.75%	1.00%	9.08%	12/21/2026	1,485	1,471	1,485	0.12
Enthusiast Auto Holdings, LLC	(8)	First Lien Term Loan	S + 4.75%	1.00%	9.08%	12/21/2026	1,485	1,481	1,485	0.12
First Brands Group, LLC	(5)	First Lien Term Loan	S + 5.00%	1.00%	9.59%	3/30/2027	3,970	3,969	3,736	0.30
JHCC Holdings LLC	(8)	First Lien Term Loan	S + 5.25%	1.00%	9.56%	9/9/2027	3,126	3,120	3,114	0.25
JHCC Holdings LLC	(7)(8)(15)	First Lien Delayed Draw Term Loan	S + 5.25%	1.00%	9.56%	9/9/2027	11,248	10,430	10,407	0.83
JHCC Holdings LLC	(7)(15)	First Lien Revolver	P + 5.50%	1.00%	13.00%	9/9/2027	249	124	124	0.01
Majco LLC	(8)	First Lien Term Loan	S + 4.50%	1.00%	8.96%	12/4/2028	247	244	247	0.02
OAC Holdings I Corp.	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.43%	3/30/2029	2,970	2,868	2,970	0.24
Quality Automotive Services, LLC	(8)	First Lien Term Loan	S + 5.25%	1.00%	9.56%	7/16/2027	2,380	2,372	2,368	0.19
Quality Automotive Services, LLC	(13)(15)	First Lien Term Loan	S + 5.25%	0.00%	9.56%	7/16/2027	6,224	6,195	6,193	0.50
Quality Automotive Services, LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.25%	1.00%	9.71%	7/16/2027	468	466	466	0.04
Quality Automotive Services, LLC	(7)(15)	First Lien Revolver	S + 6.00%	1.00%	10.31%	7/16/2027	130	—	(1)	—
								32,740	32,594	2.62
Beverages
Triton Water Holdings, Inc.	(5)	First Lien Term Loan	S + 3.25%	0.50%	7.84%	3/31/2028	4,465	4,459	4,506	0.36
								4,459	4,506	0.36
Broadline Retail
Peer Holding III B.V.	(5)(6)(15)	First Lien Term Loan	S + 3.00%	0.00%	7.33%	7/1/2031	4,751	4,755	4,784	0.38
								4,755	4,784	0.38

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Building Products
80/20, LLC	(8)	First Lien Term Loan	S + 5.25%	1.00%	9.71%	3/1/2027	$248	$245	$247	0.02%
MDC Interior Acquisition Inc	(8)(13)	First Lien Term Loan	S + 5.00%	1.00%	9.33%	4/26/2030	14,589	14,388	14,516	1.16
MDC Interior Acquisition Inc	(7)(13)(15)	First Lien Revolver	S + 5.25%	1.00%	9.58%	4/26/2030	2,084	(31)	(10)	—
SureWerx Purchaser III Inc.	(6)(8)	First Lien Term Loan	S + 5.25%	0.75%	9.56%	12/28/2029	247	247	247	0.02
SureWerx Purchaser III Inc.	(6)(8)(13)	First Lien Term Loan	C + 5.25%	0.75%	8.50%	12/28/2029	CAD 17,074	12,470	11,870	0.95
SureWerx Purchaser III Inc.	(6)(7)(13)(15)	First Lien Revolver	S + 5.25%	0.75%	9.56%	12/28/2028	1,670	1,138	1,142	0.09
SureWerx Purchaser III Inc.	(6)(13)(15)	First Lien Revolver	C + 6.75%	0.75%	10.00%	12/28/2028	CAD 86	60	60	—
WST USA Holdco, Inc.	(6)(8)	First Lien Term Loan	S + 5.25%	1.00%	9.66%	3/31/2027	2,475	2,475	2,475	0.20
WST USA Holdco, Inc.	(6)(7)(15)	First Lien Delayed Draw Term Loan	S + 5.25%	1.00%	9.56%	3/31/2027	2,493	896	910	0.07
								31,888	31,457	2.51
Capital Markets
Allworth Financial Group, L.P.	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.33%	12/23/2027	2,531	2,531	2,519	0.20
Allworth Financial Group, L.P.	(8)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	9.33%	12/23/2027	2,418	2,418	2,406	0.19
Arax MidCo, LLC	(6)(8)(13)	First Lien Term Loan	S + 5.00%	1.00%	9.33%	4/11/2029	11,503	11,417	11,366	0.91
Arax MidCo, LLC	(6)(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	10.08%	4/11/2029	2,131	(23)	(25)	—
Arax MidCo, LLC	(6)(7)(13)(15)	First Lien Revolver	S + 5.75%	0.00%	10.08%	4/11/2029	1,293	(16)	(15)	—
AQ Sage Buyer, LLC	(8)	First Lien Term Loan	S + 6.00%	1.00%	10.46%	1/25/2027	185	180	175	0.01
AQ Sage Buyer, LLC	(8)	First Lien Delayed Draw Term Loan	S + 6.00%	1.00%	10.25%	1/25/2027	63	61	59	—
Cub Financing Intermediate, LLC	(13)(15)	First Lien Term Loan	S + 4.75%	0.50%	9.08%	6/28/2030	10,783	10,732	10,732	0.86
Cub Financing Intermediate, LLC	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	0.75%	9.08%	6/28/2030	4,967	(11)	(23)	—
Edgeco Buyer, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	0.00%	8.81%	6/1/2028	2,206	2,193	2,195	0.18
Edgeco Buyer, Inc.	(8)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	1.00%	8.81%	6/1/2028	345	344	343	0.03
Edgeco Buyer, Inc.	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	0.00%	8.81%	6/1/2028	3,384	(8)	(17)	—
Edgeco Buyer, Inc.	(7)(13)(15)	First Lien Revolver	S + 4.50%	0.00%	8.81%	6/1/2028	338	(2)	(2)	—
Lido Advisors, LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	9.31%	6/15/2029	3,463	3,463	3,446	0.28
R&T Acquisitions, LLC	(8)	First Lien Term Loan	S + 5.75%	1.00%	10.06%	8/31/2030	2,036	2,019	2,010	0.16
R&T Acquisitions, LLC	(7)(15)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	10.06%	8/31/2030	771	(7)	(10)	—
								35,291	35,159	2.82
Chemicals
Aurora Plastics, LLC	(8)	First Lien Term Loan	S + 4.75%	0.75%	9.18%	8/10/2028	23,518	23,395	23,403	1.88
Aurora Plastics, LLC	(8)	First Lien Delayed Draw Term Loan	S + 4.75%	0.75%	9.18%	8/10/2028	50	48	50	—
DCG Acquisition Corp.	(8)(13)	First Lien Term Loan	S + 4.50%	0.75%	8.83%	6/13/2031	26,360	26,299	26,360	2.11
DCG Acquisition Corp.	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	0.75%	9.08%	6/13/2031	4,408	(5)	—	—
DCG Acquisition Corp.	(7)(13)(15)	First Lien Revolver	S + 4.75%	0.75%	9.08%	6/13/2031	4,408	(11)	—	—
Formulations Parent Corp.	(8)	First Lien Term Loan	S + 5.75%	0.75%	10.06%	11/15/2030	248	246	248	0.02
LTI Holdings, Inc.	(5)(15)	First Lien Term Loan	S + 4.75%	0.00%	9.08%	7/29/2029	3,335	3,293	3,345	0.27
Lubricant Engineers	(8)	First Lien Term Loan	S + 5.75%	1.00%	10.06%	9/1/2029	247	241	244	0.02
Lummus Technology Holdings V LLC	(5)	First Lien Term Loan	S + 3.00%	0.00%	7.33%	12/31/2029	4,963	4,992	5,007	0.40
Tangent Technologies Acquisition, LLC	(8)	First Lien Term Loan	S + 4.75%	1.00%	9.15%	11/30/2027	247	245	247	0.02
								58,743	58,904	4.72

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies
Ares Holdings, LLC	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.31%	11/18/2027	$990	$977	$985	0.08%
Ares Holdings, LLC	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.31%	11/18/2027	3,862	3,825	3,845	0.31
Ares Holdings, LLC	(8)(13)(15)	First Lien Term Loan	S + 5.00%	0.00%	9.31%	11/18/2027	7,364	7,330	7,330	0.59
Ares Holdings, LLC	(7)(15)	First Lien Revolver	S + 5.50%	1.00%	9.83%	11/18/2027	747	(4)	(3)	—
AWP Group Holdings, Inc.	(8)	First Lien Term Loan	S + 4.75%	0.00%	9.08%	12/23/2030	6,033	6,017	6,018	0.48
AWP Group Holdings, Inc.	(7)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	1.00%	9.08%	12/22/2030	12,961	4,646	4,667	0.37
AWP Group Holdings, Inc.	(7)(15)	First Lien Revolver	S + 4.75%	1.00%	9.08%	12/23/2030	47	2	2	—
CoolSys, Inc.	(8)	First Lien Term Loan	S + 4.75%	0.75%	9.32%	8/11/2028	247	234	242	0.02
EXT Acquisitions, Inc.	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.46%	6/26/2026	232	231	232	0.02
EXT Acquisitions, Inc.	(8)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	9.46%	6/26/2026	16	15	16	—
FL Hawk Intermediate Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	1.00%	8.81%	2/22/2030	6,089	6,062	6,061	0.49
FL Hawk Intermediate Holdings, Inc.	(7)(13)(15)	First Lien Revolver	S + 4.75%	0.00%	9.06%	2/22/2029	1,190	—	(6)	—
Fresh Holdco, Inc.	(8)	First Lien Term Loan	S + 5.25%	1.00%	9.75%	1/24/2026	247	246	247	0.02
HeartLand PPC Buyer, LLC	(8)	First Lien Term Loan	S + 5.25%	0.75%	9.56%	12/12/2029	2,978	2,945	2,970	0.24
Hercules Borrower LLC	(8)	First Lien Term Loan	S + 5.50%	1.00%	9.91%	12/14/2026	2,339	2,339	2,339	0.19
Hercules Borrower LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	9.91%	12/14/2026	304	304	304	0.02
Hercules Borrower LLC	(7)(15)	First Lien Revolver	S + 6.25%	1.00%	10.66%	12/14/2026	329	—	—	—
High Bar Brands Operating, LLC	(6)(8)	First Lien Term Loan	S + 5.25%	1.00%	9.56%	12/19/2029	248	244	248	0.02
HP RSS Buyer, Inc.	(8)	First Lien Term Loan	S + 5.00%	0.75%	9.31%	12/11/2029	4,963	4,908	4,925	0.40
Monarch Landscape Holdings, LLC	(8)	First Lien Term Loan	S + 5.00%	0.75%	9.31%	10/2/2028	1,795	1,792	1,783	0.14
Monarch Landscape Holdings, LLC	(8)(15)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	9.31%	10/2/2028	1,178	1,167	1,170	0.09
Onyx-Fire Protection Services Inc.	(6)(13)(15)	First Lien Term Loan	C + 4.50%	0.00%	7.75%	7/31/2031	CAD 17,615	12,680	12,185	0.98
Onyx-Fire Protection Services Inc.	(6)(7)(13)(15)	First Lien Delayed Draw Term Loan	C + 4.50%	0.00%	7.75%	7/31/2031	CAD 2,773	(5)	(10)	—
Onyx-Fire Protection Services Inc.	(6)(7)(13)(15)	First Lien Revolver	C + 4.50%	0.75%	7.75%	7/31/2031	CAD 4,378	(15)	(15)	—
Palmetto Acquisitionco Inc.	(8)	First Lien Term Loan	S + 5.75%	1.00%	10.06%	9/18/2029	248	245	248	0.02
Project Boost Purchaser, LLC	(5)(15)	First Lien Term Loan	S + 3.50%	0.00%	7.81%	7/16/2031	4,992	5,000	5,034	0.40
The Hiller Companies, LLC	(13)(15)	First Lien Term Loan	S + 5.00%	0.75%	9.33%	6/20/2030	15,659	15,586	15,620	1.25
The Hiller Companies, LLC	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	9.31%	6/20/2030	4,320	1,072	1,076	0.09
The Hiller Companies, LLC	(7)(13)(15)	First Lien Revolver	S + 5.00%	0.75%	9.31%	6/20/2030	2,730	(14)	(7)	—
Thermostat Purchaser III, Inc.	(8)	First Lien Term Loan	S + 4.25%	0.75%	8.58%	8/31/2028	5,223	5,220	5,223	0.42
Soliant Lower Intermediate, LLC	(5)(15)	First Lien Term Loan	S + 3.75%	0.00%	8.08%	7/18/2031	2,821	2,794	2,807	0.23
Valet Waste Holdings, Inc.	(13)(15)	First Lien Term Loan	S + 5.75%	1.00%	10.08%	5/1/2029	31,561	31,488	31,561	2.53
Valet Waste Holdings, Inc.	(7)(13)(15)	First Lien Revolver	S + 5.75%	1.00%	10.08%	5/1/2029	1,429	734	738	0.06

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies (continued)
WRE Holding Corp.	(13)(15)	First Lien Term Loan	S + 5.00%	0.75%	9.25%	7/2/2031	$8,285	$8,243	$8,243	0.66%
WRE Holding Corp.	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 5.00%	0.00%	9.25%	7/2/2031	2,124	629	626	0.05
WRE Holding Corp.	(7)(13)(15)	First Lien Revolver	S + 5.00%	0.00%	9.25%	7/2/2030	1,133	(5)	(6)	—
YLG Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	1.00%	9.06%	12/23/2030	27,023	26,955	26,893	2.15
YLG Holdings, Inc.	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	0.00%	9.06%	10/30/2026	5,515	2,413	2,400	0.19
YLG Holdings, Inc.	(7)(15)	First Lien Revolver	S + 5.00%	0.00%	9.41%	10/30/2026	3,270	(6)	(16)	—
Zinc Buyer Corporation	(13)(15)	First Lien Term Loan	S + 4.75%	0.75%	9.08%	7/24/2031	16,429	16,396	16,306	1.31
Zinc Buyer Corporation	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	0.75%	9.08%	7/24/2031	4,143	(12)	(31)	—
Zinc Buyer Corporation	(7)(13)(15)	First Lien Revolver	S + 4.75%	0.75%	9.08%	7/24/2031	2,028	(5)	(15)	—
Zone Climate Services, Inc.	(8)	First Lien Term Loan	S + 5.50%	1.00%	9.96%	3/9/2028	2,969	2,922	2,894	0.23
								175,595	175,129	14.05
Construction & Engineering
Hydraulic Technologies USA LLC	(13)(15)	First Lien Term Loan	S + 5.50%	1.00%	9.81%	6/3/2031	17,460	17,129	17,242	1.38
Hydraulic Technologies USA LLC	(7)(13)(15)	First Lien Revolver	S + 5.50%	0.75%	9.81%	6/3/2030	2,384	286	304	0.02
Kleinfelder Intermediate LLC	(8)	First Lien Term Loan	S + 5.00%	0.75%	9.33%	9/18/2030	247	247	247	0.02
MEI Buyer LLC	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.33%	6/29/2029	4,276	4,250	4,276	0.34
MEI Buyer LLC	(15)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	9.33%	6/29/2029	679	665	679	0.05
Trilon Group, LLC	(8)(13)	First Lien Term Loan	S + 5.50%	1.00%	9.98%	5/25/2029	1,456	1,446	1,447	0.12
Trilon Group, LLC	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	9.98%	5/25/2029	4,060	851	852	0.07
Trilon Group, LLC	(7)(13)(15)	First Lien Revolver	S + 5.50%	1.00%	9.98%	5/25/2029	1,218	140	145	0.01
								25,014	25,192	2.01
Construction Materials									.
Arrow Tru-Line Holding, LLC	(8)	First Lien Term Loan	S + 5.63%	1.00%	10.08%	9/20/2027	244	240	243	0.02
Pearlman Enterprises Inc.	(8)	First Lien Term Loan	S + 4.50%	1.00%	8.93%	5/5/2027	2,977	2,960	2,940	0.24
Profile Products LLC	(8)	First Lien Term Loan	S + 5.75%	0.75%	10.10%	11/12/2027	247	244	243	0.02
Red Fox CD Acquisition Corporation	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 6.00%	1.00%	10.33%	3/4/2030	21,221	13,195	13,228	1.06
								16,639	16,654	1.34

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Containers and Packaging
Berlin Packaging L.L.C.	(5)(6)	First Lien Term Loan	S + 3.50%	0.00%	7.81%	6/7/2031	$4,988	$4,983	$5,022	0.40%
CFs Brands, LLC	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.33%	10/2/2030	248	245	245	0.02
Charter Next Generation, Inc.	(5)(15)	First Lien Term Loan	S + 3.00%	0.75%	7.33%	12/2/2030	3,111	3,111	3,132	0.25
Cold Chain Technologies, LLC	(8)(13)	First Lien Term Loan	S + 5.75%	1.00%	10.06%	7/2/2026	14,775	14,746	14,742	1.18
Cold Chain Technologies, LLC	(7)(15)	First Lien Revolver	S + 5.00%	1.00%	9.31%	7/2/2026	197	—	—	—
Graham Packaging Company Inc.	(3)(5)	First Lien Term Loan	S + 2.50%	0.75%	6.83%	8/4/2027	—	(1)	—	—
Rohrer Corp.	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.50%	3/15/2027	248	245	248	0.02
St Athena Global LLC	(6)(8)(13)	First Lien Term Loan	S + 5.25%	0.75%	9.56%	6/26/2030	2,803	2,785	2,768	0.22
St Athena Global LLC	(6)(8)(13)	First Lien Term Loan	SON + 5.25%	0.00%	9.95%	6/26/2030	GBP 1,288	1,614	1,591	0.13
St Athena Global LLC	(6)(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 5.25%	0.00%	9.56%	6/26/2030	154	33	33	—
St Athena Global LLC	(6)(7)(13)(15)	First Lien Revolver	S + 5.25%	0.75%	9.56%	6/26/2029	390	91	89	0.01
Tank Holding Corp.	(8)	First Lien Term Loan	S + 5.75%	0.75%	10.25%	3/31/2028	247	239	243	0.02
								28,091	28,113	2.25
Distributors
Aurora Parts & Accessories LLC	(8)	First Lien Term Loan	S + 5.50%	1.00%	9.96%	1/13/2029	247	247	246	0.02
BC Group Holdings, Inc.	(8)	First Lien Term Loan	S + 5.00%	0.75%	9.41%	12/21/2026	239	239	237	0.02
BC Group Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	0.75%	9.31%	12/21/2026	2,424	2,419	2,406	0.19
BC Group Holdings, Inc.	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 5.25%	0.75%	9.56%	12/21/2026	8,033	1,004	956	0.08
Blackbird Purchaser, Inc.	(8)	First Lien Term Loan	S + 5.50%	0.75%	9.81%	12/19/2030	4,656	4,614	4,656	0.37
Blackbird Purchaser, Inc.	(7)(15)	First Lien Delayed Draw Term Loan	S + 5.50%	0.75%	9.81%	12/19/2030	926	320	329	0.03
Blackbird Purchaser, Inc.	(7)(15)	First Lien Revolver	S + 5.50%	0.75%	9.81%	12/19/2029	619	150	155	0.01
Blackhawk Industrial Distribution, Inc.	(8)	First Lien Term Loan	S + 5.25%	1.00%	9.71%	9/17/2026	7,078	7,078	7,049	0.57
Blackhawk Industrial Distribution, Inc.	(13)(15)	First Lien Term Loan	S + 5.25%	1.00%	9.71%	9/17/2026	2,880	2,869	2,868	0.23
Blackhawk Industrial Distribution, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	1.00%	9.71%	9/17/2026	236	236	235	0.02
Blackhawk Industrial Distribution, Inc.	(7)(15)	First Lien Revolver	S + 5.25%	1.00%	9.71%	9/17/2026	3,503	596	599	0.05
BradyPlus Holdings, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	1.00%	9.31%	10/31/2029	248	245	245	0.02
Dealer Tire Financial, LLC	(5)(15)	First Lien Term Loan	S + 3.50%	0.50%	7.83%	7/2/2031	4,547	4,541	4,563	0.37
Johnstone Supply, LLC	(5)	First Lien Term Loan	S + 2.50%	0.00%	6.83%	6/9/2031	4,940	4,942	4,962	0.40
Motion & Control Enterprises LLC	(8)(13)	First Lien Term Loan	S + 6.00%	1.00%	10.31%	6/1/2028	3,239	3,219	3,179	0.26
Motion & Control Enterprises LLC	(7)(8)(15)	First Lien Delayed Draw Term Loan	S + 6.00%	1.00%	10.31%	6/1/2028	2,071	608	580	0.05
Vessco Midco Holdings, LLC	(13)(15)	First Lien Term Loan	S + 4.75%	1.00%	9.06%	7/24/2031	24,520	24,399	24,397	1.96
Vessco Midco Holdings, LLC	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	0.75%	9.00%	7/24/2031	8,173	2,122	2,111	0.17
Vessco Midco Holdings, LLC	(7)(13)(15)	First Lien Revolver	S + 4.25%	0.75%	8.56%	7/24/2031	2,724	(13)	(14)	—
								59,835	59,759	4.82

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services
Apex Service Partners, LLC	(8)	First Lien Term Loan	11.59% (Incl. 2.00% PIK)	1.00%	11.59% (Incl. 2.00% PIK)	10/24/2030	$4,792	$4,729	$4,770	0.38%
Apex Service Partners, LLC	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	9.31%	9/24/2031	14,000	4,008	3,986	0.32
Apex Service Partners, LLC	(15)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	9.31%	10/24/2030	1,141	1,117	1,135	0.09
Apex Service Partners, LLC	(7)(15)	First Lien Revolver	S + 5.00%	1.00%	9.31%	10/24/2029	378	257	255	0.02
AVE Holdings III, Corp.	(8)(15)	First Lien Term Loan	S + 5.25%	0.75%	9.81%	2/25/2028	247	245	244	0.02
AVG Intermediate Holdings LLC	(8)	First Lien Term Loan	S + 6.00%	1.00%	10.41%	3/16/2027	829	829	809	0.06
AVG Intermediate Holdings LLC	(8)	First Lien Delayed Draw Term Loan	S + 6.00%	1.00%	10.41%	3/16/2027	3,056	3,056	2,979	0.24
AVG Intermediate Holdings LLC	(7)(15)	First Lien Revolver	S + 6.00%	1.00%	10.41%	3/16/2027	166	—	(4)	—
COP Hometown Acquisitions, Inc.	(8)	First Lien Term Loan	S + 5.25%	1.00%	9.71%	7/16/2027	4,962	4,877	4,927	0.40
CVP Holdco, Inc.	(13)(15)	First Lien Term Loan	S + 4.75%	0.75%	9.08%	6/30/2031	22,159	22,107	22,106	1.77
CVP Holdco, Inc.	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	9.33%	6/28/2031	5,883	(7)	(14)	—
CVP Holdco, Inc.	(7)(13)(15)	First Lien Revolver	S + 5.00%	0.75%	9.33%	6/28/2030	2,353	(6)	(6)	—
EOS Fitness Opco Holdings, LLC	(8)	First Lien Term Loan	S + 5.25%	0.75%	9.56%	1/5/2028	1,810	1,784	1,806	0.14
EOS Fitness Opco Holdings, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	0.75%	9.56%	1/5/2028	149	147	149	0.01
EOS Fitness Opco Holdings, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	0.00%	9.56%	1/5/2028	770	770	769	0.06
EOS Fitness Opco Holdings, LLC	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 5.25%	0.00%	9.56%	1/5/2028	3,862	1,170	1,188	0.10
EOS Fitness Opco Holdings, LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.25%	0.75%	9.56%	1/5/2028	170	167	169	0.01
Essential Services Holding Corporation	(13)(15)	First Lien Term Loan	S + 5.00%	0.75%	9.31%	6/17/2031	10,617	10,593	10,592	0.85
Essential Services Holding Corporation	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	9.31%	6/17/2031	2,082	(2)	(5)	—
Essential Services Holding Corporation	(7)(13)(15)	First Lien Revolver	S + 5.00%	0.75%	9.31%	6/17/2030	1,301	(3)	(3)	—
Flint Opco, LLC	(8)	First Lien Term Loan	S + 4.75%	1.00%	9.06%	8/15/2030	247	245	247	0.02
Flint Opco, LLC	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	1.00%	9.06%	8/15/2030	4,063	1,261	1,273	0.10
FSHS I, LLC	(8)	First Lien Term Loan	S + 5.75%	0.75%	10.08%	11/18/2028	3,986	3,986	3,918	0.31
GS Seer Group Borrower LLC	(8)	First Lien Term Loan	S + 6.75%	1.00%	11.06%	4/29/2030	4,950	4,861	4,851	0.39
GSV Holding, LLC	(8)(13)	First Lien Term Loan	S + 2.63%	1.00%	10.06% (Incl. 3.13% PIK)	10/18/2030	36,905	36,721	36,731	2.95
GSV Holding, LLC	(7)(13)(15)	First Lien Revolver	S + 4.25%	1.00%	8.56%	10/18/2030	1,651	(8)	(8)	—
Health Buyer LLC	(8)	First Lien Term Loan	S + 5.50%	0.75%	9.81%	4/29/2029	2,992	2,967	2,962	0.24
Health Buyer LLC	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 5.50%	0.75%	9.81%	4/27/2029	12,565	2,486	2,456	0.20
Home Service TopCo IV, Inc.	(8)	First Lien Term Loan	S + 6.00%	1.00%	10.41%	12/31/2027	4,950	4,950	4,950	0.40
Innovetive Petcare, LLC	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.46%	6/30/2028	194	188	191	0.02
Innovetive Petcare, LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	9.46%	6/30/2028	47	46	46	—
Innovetive Petcare, LLC	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	9.46%	6/30/2028	18,850	13,170	12,980	1.04
PPV Intermediate Holdings, LLC	(8)	First Lien Term Loan	S + 5.75%	0.75%	10.06%	8/31/2029	242	240	242	0.02
PPV Intermediate Holdings, LLC	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 5.25%	0.75%	9.56%	8/31/2029	15,038	(34)	(150)	(0.01)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services (continued)
Seahawk Bidco, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	0.00%	9.06%	12/19/2031	$13,576	$13,526	$13,526	1.08%
Seahawk Bidco, LLC	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	0.00%	9.06%	12/19/2031	4,242	(8)	(16)	—
Seahawk Bidco, LLC	(7)(13)(15)	First Lien Revolver	S + 4.75%	0.00%	9.06%	12/19/2030	1,273	(5)	(5)	—
Southern Veterinary Partners, LLC	(5)(15)	First Lien Term Loan	S + 3.25%	0.00%	7.56%	12/4/2031	4,000	3,980	4,033	0.32
Taymax Group Acquisition, LLC	(8)	First Lien Term Loan	S + 6.00%	1.00%	10.43%	7/31/2026	1,485	1,485	1,481	0.12
US Fitness Holdings, LLC	(8)(13)	First Lien Term Loan	S + 5.50%	0.75%	9.81%	9/4/2031	27,569	27,431	27,440	2.20
US Fitness Holdings, LLC	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 5.50%	0.75%	9.81%	9/4/2031	6,892	(31)	(32)	—
US Fitness Holdings, LLC	(7)(13)(15)	First Lien Revolver	S + 5.50%	0.75%	9.81%	9/4/2030	2,651	517	518	0.04
Vertex Service Partners, LLC	(8)	First Lien Term Loan	S + 5.75%	0.75%	10.08%	11/8/2030	248	244	248	0.02
Vertex Service Partners, LLC	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 5.50%	0.00%	9.81%	11/8/2030	1,501	28	28	—
VPP Intermediate Holdings, LLC	(8)	First Lien Term Loan	S + 5.75%	1.00%	10.18%	12/1/2027	1,818	1,818	1,814	0.15
VPP Intermediate Holdings, LLC	(8)(15)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	10.18%	12/1/2027	4,409	4,398	4,393	0.35
VPP Intermediate Holdings, LLC	(7)(15)	First Lien Revolver	S + 5.25%	1.00%	9.68%	12/1/2027	223	—	(1)	—
								180,300	179,968	14.43
Diversified Telecommunication Services
Guardian US Holdco LLC	(5)	First Lien Term Loan	S + 3.50%	0.50%	7.83%	1/31/2030	4,964	4,972	4,981	0.40
Virgin Media Bristol LLC	(5)(6)	First Lien Term Loan	S + 3.18%	0.00%	7.61%	3/31/2031	2,877	2,844	2,854	0.23
Zacapa S.a r.l.	(5)(6)	First Lien Term Loan	S + 3.75%	0.50%	8.06%	3/22/2029	4,888	4,897	4,922	0.39
								12,713	12,757	1.02
Electrical Equipment
Infinite Bidco LLC	(8)	First Lien Term Loan	S + 6.25%	1.00%	10.56%	3/2/2028	247	245	247	0.02
Power Grid Holdings, Inc.	(8)	First Lien Term Loan	S + 4.75%	0.75%	9.06%	12/2/2030	6,200	6,149	6,200	0.50
TPC Engineering Holdings, Inc.	(8)(15)	First Lien Term Loan	S + 5.50%	0.00%	9.93%	2/16/2027	1,600	1,598	1,584	0.13
TPC Engineering Holdings, Inc.	(8)	First Lien Delayed Draw Term Loan	S + 5.50%	0.00%	9.93%	2/16/2027	64	64	64	0.01
TPC Engineering Holdings, Inc.	(7)(15)	First Lien Revolver	S + 4.50%	0.00%	8.83%	2/16/2027	1,565	1,040	1,021	0.08
								9,096	9,116	0.74
Electronic Equipment, Instruments and Components
AdvancedPCB Intermediate Holdings, Inc.(f/k/a AEP Passion Intermediate Holdings, Inc.)	(13)(15)	First Lien Term Loan	S + 6.50%	1.00%	10.96%	10/5/2027	249	249	236	0.02
Dwyer Instruments, LLC	(8)	First Lien Term Loan	S + 4.75%	0.75%	9.06%	7/20/2029	232	229	230	0.02
Dwyer Instruments, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	0.75%	9.06%	7/23/2029	21,778	21,564	21,567	1.73
Dwyer Instruments, LLC	(8)	First Lien Delayed Draw Term Loan	S + 4.75%	0.75%	9.06%	7/20/2029	16	16	16	—
Dwyer Instruments, LLC	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	0.75%	9.06%	7/23/2029	2,828	(14)	(27)	—
Dwyer Instruments, LLC	(7)(13)(15)	First Lien Revolver	S + 7.75%	0.00%	12.06%	7/23/2029	3,394	(33)	(33)	—
Excelitas Technologies Corp.	(8)	First Lien Term Loan	S + 5.25%	0.75%	9.58%	8/12/2029	193	191	193	0.02
Excelitas Technologies Corp.	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 5.25%	0.75%	9.56%	8/12/2029	5,044	(11)	(13)	—
Phoenix 1 Buyer Corp.	(8)	First Lien Term Loan	S + 4.75%	0.75%	9.08%	11/20/2030	249	246	249	0.02
Wildcat Topco, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	0.75%	9.33%	11/17/2031	18,161	18,072	18,074	1.45
Wildcat Topco, Inc.	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	9.33%	11/17/2031	3,243	—	(16)	—
Wildcat Topco, Inc.	(7)(13)(15)	First Lien Revolver	S + 5.00%	0.75%	9.33%	11/17/2031	3,243	(48)	(16)	—
								40,461	40,460	3.26

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Energy Equipment and Services
CRCI Longhorn Holdings, Inc.	(13)(15)	First Lien Term Loan	S + 5.00%	0.75%	9.33%	8/27/2031	$18,177	$18,089	$18,155	1.46%
CRCI Longhorn Holdings, Inc.	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	9.33%	8/27/2031	4,544	(11)	(5)	—
CRCI Longhorn Holdings, Inc.	(7)(13)(15)	First Lien Revolver	S + 5.00%	0.75%	9.33%	8/27/2031	3,030	1,349	1,360	0.11
DMC Holdco, LLC	(8)	First Lien Term Loan	S + 4.75%	1.00%	9.08%	7/13/2029	248	246	247	0.02
Integrated Power Services Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	0.75%	8.95%	11/22/2028	21,822	21,749	21,779	1.75
Integrated Power Services Holdings, Inc.	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	0.75%	8.83%	11/22/2028	11,579	(27)	(23)	—
Integrated Power Services Holdings, Inc.	(7)(15)	First Lien Revolver	P + 4.50%	0.00%	12.00%	11/22/2027	544	73	81	0.01
Phillips & Temro Industries Inc.	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.46%	9/8/2025	241	241	241	0.02
								41,709	41,835	3.37
Financial Services
Aretec Group, Inc.	(5)(15)	First Lien Term Loan	S + 3.50%	0.00%	7.83%	8/9/2030	5,000	5,000	5,017	0.40
Ascensus Group Holdings, Inc.	(5)	First Lien Term Loan	S + 3.00%	0.00%	7.33%	8/2/2028	3,686	3,694	3,722	0.30
Cerity Partners Equity Holding LLC	(8)	First Lien Term Loan	S + 5.25%	0.75%	9.56%	7/28/2029	5,642	5,620	5,642	0.45
Cerity Partners Equity Holding LLC	(7)(8)(15)	First Lien Delayed Draw Term Loan	S + 5.25%	0.75%	9.56%	7/30/2029	27,288	12,321	12,382	0.99
Cerity Partners Equity Holding LLC	(7)(15)	First Lien Revolver	S + 5.75%	0.75%	10.06%	7/28/2028	3,266	(8)	—	—
CFGI Holdings, LLC	(8)	First Lien Term Loan	S + 4.50%	0.75%	8.83%	11/2/2027	4,756	4,691	4,720	0.38
CFGI Holdings, LLC	(7)(15)	First Lien Revolver	S + 4.50%	0.75%	8.83%	11/2/2027	191	(3)	(1)	—
Cherry Bekaert Advisory LLC	(8)	First Lien Term Loan	S + 5.25%	0.75%	9.58%	6/30/2028	1,945	1,896	1,945	0.16
Cherry Bekaert Advisory LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.25%	0.75%	9.58%	6/30/2028	801	781	801	0.06
Cherry Bekaert Advisory LLC	(7)(15)	First Lien Revolver	S + 5.50%	0.75%	9.83%	6/30/2028	226	(5)	—	—
Citrin Cooperman Advisors, LLC	(8)	First Lien Term Loan	S + 5.00%	0.75%	9.25%	10/1/2027	830	830	830	0.07
Citrin Cooperman Advisors, LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	9.25%	10/1/2027	2,138	2,138	2,138	0.17
Contractual Buyer, LLC	(8)	First Lien Term Loan	S + 6.00%	0.75%	10.33%	10/10/2030	248	244	248	0.02
Focus Financial Partners, LLC	(5)(15)	First Lien Term Loan	S + 3.25%	0.00%	7.58%	9/15/2031	3,912	3,902	3,952	0.32
Focus Financial Partners, LLC	(5)(7)(15)	First Lien Delayed Draw Term Loan	S + 3.25%	0.00%	7.58%	9/15/2031	420	—	4	—
Foreside Financial Group, LLC	(8)	First Lien Term Loan	S + 5.25%	1.00%	9.68%	9/30/2027	5,729	5,653	5,729	0.46
Foreside Financial Group, LLC	(7)(15)	First Lien Revolver	S + 5.50%	1.00%	9.98%	9/30/2027	712	(9)	—	—
GTCR Everest Borrower, LLC	(5)	First Lien Term Loan	S + 2.75%	0.00%	7.06%	9/5/2031	5,000	4,989	5,027	0.40
Heights Buyer, LLC	(8)	First Lien Term Loan	S + 5.75%	1.00%	10.16%	8/25/2028	3,798	3,798	3,798	0.30
Heights Buyer, LLC	(7)(15)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	10.16%	8/25/2028	620	—	—	—
Heights Buyer, LLC	(7)(15)	First Lien Revolver	S + 5.75%	1.00%	10.16%	8/25/2028	543	—	—	—
Kriv Acquisition Inc.	(8)	First Lien Term Loan	S + 5.75%	1.00%	10.06%	7/6/2029	2,259	2,244	2,248	0.18
Kriv Acquisition Inc.	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 6.50%	1.00%	10.81%	7/6/2029	8,343	(20)	(42)	—
Kriv Acquisition Inc.	(15)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	10.06%	7/6/2029	339	334	337	0.03
Kriv Acquisition Inc.	(7)(15)	First Lien Revolver	S + 6.50%	1.00%	10.81%	7/6/2029	377	(2)	(2)	—
Minotaur Acquisition, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	1.00%	9.33%	6/3/2030	24,363	24,135	24,192	1.94
Minotaur Acquisition, Inc.	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	9.33%	6/3/2030	8,141	4,013	4,014	0.32
Minotaur Acquisition, Inc.	(7)(13)(15)	First Lien Revolver	S + 5.00%	1.00%	9.33%	6/3/2030	2,442	(24)	(17)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Financial Services (continued)
Neon Maple Purchaser Inc.	(5)(6)(15)	First Lien Term Loan	S + 3.00%	0.00%	7.33%	11/15/2031	$5,000	$4,988	$5,016	0.40%
Pathstone Family Office LLC	(8)(15)	First Lien Term Loan	S + 5.00%	1.00%	9.43%	5/15/2029	3,130	3,097	3,114	0.25
Pathstone Family Office LLC	(8)(13)	First Lien Term Loan	S + 5.00%	1.00%	9.33%	5/15/2029	23,545	23,427	23,427	1.88
Pathstone Family Office LLC	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 5.00%	0.00%	9.43%	5/15/2029	5,318	258	257	0.02
Pathstone Family Office LLC	(7)(15)	First Lien Revolver	S + 5.00%	1.00%	9.43%	5/15/2028	2,502	(13)	(13)	—
The Chartis Group, LLC	(8)(13)	First Lien Term Loan	S + 4.50%	0.75%	8.81%	9/17/2031	12,660	12,603	12,596	1.01
The Chartis Group, LLC	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	0.75%	8.81%	9/17/2031	3,875	(9)	(19)	—
The Chartis Group, LLC	(7)(13)(15)	First Lien Revolver	S + 4.50%	0.75%	8.81%	9/17/2031	1,938	(9)	(10)	—
Wealth Enhancement Group, LLC	(7)(8)(15)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	9.31%	10/2/2028	31,905	2,760	2,647	0.21
Wealth Enhancement Group, LLC	(7)(15)	First Lien Revolver	S + 5.25%	1.00%	9.56%	10/2/2028	1,073	(3)	(8)	—
								133,311	133,691	10.72
Food Products
Fiesta Purchaser, Inc.	(5)(15)	First Lien Term Loan	S + 3.25%	0.00%	7.58%	2/12/2031	2,244	2,251	2,249	0.18
Primary Products Finance LLC	(5)(15)	First Lien Term Loan	S + 3.25%	0.00%	7.58%	4/1/2029	3,839	3,852	3,855	0.31
RB Holdings Interco, LLC	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.43%	5/4/2028	247	245	247	0.02
Sigma Holdco B.V.	(5)(6)(15)	First Lien Term Loan	S + 4.25%	0.00%	8.72%	1/3/2028	4,989	4,969	5,013	0.40
Sugar PPC Buyer LLC	(8)	First Lien Term Loan	S + 5.25%	1.00%	9.58%	10/2/2030	248	244	247	0.02
Sugar PPC Buyer LLC	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 5.25%	0.00%	9.58%	10/2/2030	6,800	(16)	(34)	—
WPP Bullet Buyer, LLC	(8)	First Lien Term Loan	S + 5.25%	1.00%	9.56%	12/7/2030	7,444	7,364	7,355	0.59
								18,909	18,932	1.52
Ground Transportation
AMS Parent, LLC	(8)	First Lien Term Loan	S + 5.00%	0.75%	9.45%	10/25/2028	247	244	244	0.02
								244	244	0.02
Health Care Technology
Acentra Holdings, LLC	(8)	First Lien Term Loan	S + 5.50%	0.50%	9.81%	12/17/2029	1,887	1,887	1,879	0.15
Acentra Holdings, LLC	(7)(15)	First Lien Revolver	S + 6.50%	0.50%	10.81%	12/17/2029	94	10	10	—
ATHENAHEALTH GROUP INC.	(5)(15)	First Lien Term Loan	S + 3.25%	0.50%	7.58%	2/15/2029	4,841	4,814	4,863	0.39
Caerus US 1 Inc.	(6)(8)	First Lien Term Loan	S + 5.00%	0.75%	9.31%	5/25/2029	2,593	2,593	2,587	0.21
Cotiviti, Inc.	(5)(15)	First Lien Term Loan	S + 2.75%	0.00%	7.08%	5/1/2031	2,726	2,732	2,744	0.22
DeLorean Purchaser, Inc.	(13)(15)	First Lien Term Loan	S + 4.75%	0.75%	9.06%	12/16/2031	30,494	30,266	30,265	2.43
DeLorean Purchaser, Inc.	(7)(13)(15)	First Lien Revolver	S + 4.75%	0.75%	9.06%	12/16/2031	4,574	(34)	(34)	—
Gainwell Acquisition Corp.	(5)	First Lien Term Loan	S + 4.00%	0.75%	8.43%	10/1/2027	1,984	1,907	1,927	0.15
HT Intermediary III, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	0.75%	9.08%	11/12/2030	14,700	14,628	14,629	1.17
HT Intermediary III, Inc.	(7)(13)(15)	First Lien Revolver	S + 4.75%	1.00%	9.08%	11/12/2030	1,336	171	172	0.01
HT Intermediary III, Inc.	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	1.00%	9.08%	11/12/2030	3,564	(9)	(17)	—
IMO Investor Holdings, Inc.	(8)	First Lien Term Loan	S + 5.00%	0.75%	9.31%	5/11/2029	12,343	12,340	12,343	0.99
IMO Investor Holdings, Inc.	(15)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	9.31%	5/11/2029	1,577	1,577	1,577	0.13
IMO Investor Holdings, Inc.	(7)(13)(15)	First Lien Revolver	S + 5.00%	0.00%	9.25%	5/11/2028	1,479	44	44	—
Net Health Acquisition Corp.	(13)(15)	First Lien Term Loan	S + 4.75%	0.75%	9.08%	7/5/2031	30,605	30,457	30,605	2.45
Net Health Acquisition Corp.	(7)(13)(15)	First Lien Revolver	S + 4.75%	0.75%	9.08%	7/3/2031	3,924	610	628	0.05
PointClickCare Technologies Inc.	(5)(6)(15)	First Lien Term Loan	S + 3.25%	0.00%	7.56%	11/3/2031	3,387	3,379	3,413	0.27
								107,372	107,635	8.62

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Equipment and Supplies
Agiliti Health, Inc.	(5)	First Lien Term Loan	S + 3.00%	0.00%	7.25%	5/1/2030	$3,970	$3,953	$3,905	0.31%
Alcor Scientific LLC	(8)	First Lien Term Loan	S + 4.50%	1.00%	8.93%	1/31/2028	215	213	215	0.02
Aspen Medical Products, LLC	(8)	First Lien Term Loan	S + 4.75%	1.00%	9.08%	6/10/2028	3,917	3,911	3,908	0.31
Belmont Instrument, LLC	(8)	First Lien Term Loan	S + 6.25%	1.00%	10.56%	8/19/2028	2,970	2,938	2,970	0.24
Blades Buyer, Inc.	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.41%	3/28/2028	3,081	3,081	3,073	0.25
Blades Buyer, Inc.	(8)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	9.41%	3/28/2028	1,727	1,727	1,722	0.14
Blades Buyer, Inc.	(7)(15)	First Lien Revolver	S + 4.50%	1.00%	8.81%	3/28/2028	155	35	34	—
CDL Parent, Inc.	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.46%	12/7/2027	249	245	247	0.02
CDL Parent, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	1.00%	9.31%	12/7/2027	15,171	15,064	15,063	1.21
CDL Parent, Inc.	(7)(13)(15)	First Lien Revolver	S + 5.00%	1.00%	9.46%	12/7/2027	867	132	133	0.01
CPC/Cirtec Holdings, Inc	(8)(15)	First Lien Term Loan	S + 4.75%	0.75%	9.08%	1/30/2029	6,951	6,941	6,933	0.56
CPC/Cirtec Holdings, Inc	(7)(13)(15)	First Lien Revolver	S + 5.00%	0.75%	9.33%	10/31/2028	670	(3)	(2)	—
CVET Midco 2, L.P.	(5)	First Lien Term Loan	S + 5.00%	0.50%	9.33%	10/15/2029	3,030	3,036	2,923	0.23
								41,273	41,124	3.30
Healthcare Providers and Services
AB Centers Acquisition Corporation	(8)(13)(15)	First Lien Term Loan	S + 5.25%	0.75%	9.56%	7/2/2031	11,520	11,451	11,438	0.92
AB Centers Acquisition Corporation	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 5.25%	0.75%	9.56%	7/2/2031	1,502	97	92	0.01
AB Centers Acquisition Corporation	(7)(13)(15)	First Lien Revolver	S + 5.25%	0.75%	9.56%	7/2/2031	751	(5)	(5)	—
ACI Group Holdings, Inc.	(8)	First Lien Term Loan	S + 2.75%	0.75%	10.43% (Incl. 3.25% PIK)	8/2/2028	3,421	3,421	3,319	0.27
ACI Group Holdings, Inc.	(8)(15)	First Lien Delayed Draw Term Loan	S + 5.50%	0.75%	10.43% (Incl. 3.25% PIK)	8/2/2028	1,243	1,238	1,205	0.10
ACI Group Holdings, Inc.	(7)(15)	First Lien Revolver	S + 5.50%	0.75%	9.83%	8/2/2027	298	30	24	—
Arrow Management Acquisition, LLC	(8)	First Lien Term Loan	S + 4.75%	1.00%	9.06%	10/14/2027	460	451	454	0.04
Arrow Management Acquisition, LLC	(7)(8)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	1.00%	9.00%	10/14/2027	2,523	2,475	2,502	0.20
Azalea TopCo, Inc.	(5)	First Lien Term Loan	S + 3.25%	0.00%	7.58%	4/30/2031	4,540	4,520	4,559	0.37
Cardiology Management Holdings, LLC	(8)	First Lien Term Loan	S + 6.25%	1.00%	10.56%	1/31/2029	104	104	104	0.01
Cardiology Management Holdings, LLC	(7)(8)(15)	First Lien Delayed Draw Term Loan	S + 5.25%	1.00%	9.56%	1/31/2029	144	76	76	0.01
Charlotte Buyer, Inc.	(5)(15)	First Lien Term Loan	S + 4.75%	0.50%	9.08%	2/11/2028	4,438	4,451	4,471	0.36
Community Medical Acquisition Corp.	(8)	First Lien Term Loan	S + 4.75%	1.00%	9.25%	12/15/2028	247	239	243	0.02
DCA Investment Holding LLC	(8)	First Lien Term Loan	S + 6.41%	0.75%	10.71%	4/3/2028	2,642	2,560	2,556	0.21
DCA Investment Holding LLC	(8)	First Lien Delayed Draw Term Loan	S + 6.41%	0.75%	10.71%	4/3/2028	326	316	315	0.03
DOCS, MSO, LLC	(8)	First Lien Term Loan	S + 5.75%	0.75%	10.18%	6/1/2028	247	241	245	0.02
ENT MSO, LLC	(8)	First Lien Term Loan	S + 6.50%	1.00%	10.81%	12/31/2025	136	136	136	0.01
ENT MSO, LLC	(8)(15)	First Lien Delayed Draw Term Loan	S + 7.00%	1.00%	11.31%	12/31/2025	84	84	84	0.01
ENT MSO, LLC	(8)	First Lien Delayed Draw Term Loan	S + 6.50%	1.00%	10.81%	12/31/2025	27	27	27	—
Golden State Buyer, Inc.	(8)	First Lien Term Loan	S + 4.75%	0.75%	9.18%	6/22/2026	242	242	242	0.02
ImageFirst Holdings, LLC	(7)(15)	First Lien Revolver	S + 4.00%	0.75%	8.33%	4/27/2028	2,094	386	419	0.03
IvyRehab Intermediate II, LLC	(8)	First Lien Term Loan	S + 5.00%	0.75%	9.41%	4/23/2029	200	198	200	0.02
IvyRehab Intermediate II, LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	9.41%	4/21/2029	12	12	12	—
NJEye LLC	(8)	First Lien Term Loan	S + 4.75%	1.00%	9.31%	3/14/2025	1,057	1,057	1,057	0.08
NJEye LLC	(8)	First Lien Delayed Draw Term Loan	S + 4.75%	1.00%	9.15%	3/14/2025	748	748	748	0.06
NJEye LLC	(7)(15)	First Lien Revolver	S + 5.25%	1.00%	9.81%	3/14/2025	184	—	—	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Providers and Services (continued)
OB Hospitalist Group, Inc.	(8)	First Lien Term Loan	S + 5.25%	0.75%	9.68%	9/27/2027	$229	$228	$228	0.02%
OIS Management Services, LLC	(8)	First Lien Term Loan	S + 4.75%	0.75%	9.06%	11/16/2028	1,723	1,723	1,706	0.14
OIS Management Services, LLC	(8)	First Lien Delayed Draw Term Loan	S + 4.75%	0.75%	9.06%	11/16/2028	1,247	1,247	1,234	0.10
ONS MSO, LLC	(8)	First Lien Term Loan	S + 6.25%	1.00%	10.66%	7/8/2026	248	247	248	0.02
Orsini Pharmaceutical Services, LLC	(8)	First Lien Term Loan	S + 5.25%	0.75%	9.68%	5/2/2029	4,656	4,606	4,656	0.37
Orsini Pharmaceutical Services, LLC	(7)(15)	First Lien Revolver	S + 4.25%	0.75%	8.68%	5/2/2028	297	(3)	—	—
Phantom Purchaser, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	0.75%	9.31%	9/19/2031	20,746	20,699	20,696	1.66
Phantom Purchaser, Inc.	(7)(13)(15)	First Lien Revolver	S + 5.00%	0.75%	9.31%	9/19/2031	2,654	(6)	(6)	—
Phynet Dermatology LLC	(8)	First Lien Term Loan	S + 6.50%	1.00%	10.81%	10/20/2029	248	245	246	0.02
Raven Acquisition Holdings, LLC	(5)(15)	First Lien Term Loan	S + 3.25%	0.00%	7.58%	11/19/2031	4,667	4,644	4,683	0.38
Raven Acquisition Holdings, LLC	(5)(7)(15)	First Lien Delayed Draw Term Loan	S + 3.25%	0.00%	7.58%	11/19/2031	333	(2)	1	—
RxSense Holdings LLC	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.41%	3/13/2026	2,969	2,965	2,969	0.24
SCP Eye Care Holdco, LLC	(15)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	9.93%	10/7/2029	248	247	246	0.02
Select Medical Corporation	(3)(5)(6)(15)	First Lien Term Loan	S + 2.00%	0.00%	6.33%	12/3/2031	—	—	—	—
SM Wellness Holdings, Inc.	(8)	First Lien Term Loan	S + 4.50%	0.75%	9.07%	4/17/2028	222	222	222	0.02
Smile Doctors LLC	(8)	First Lien Term Loan	S + 5.90%	0.75%	10.31%	12/23/2028	2,471	2,471	2,459	0.20
Smile Doctors LLC	(7)(15)	First Lien Delayed Draw Term Loan	S + 5.90%	0.75%	10.15%	12/23/2028	222	132	132	0.01
Smile Doctors LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.90%	0.75%	10.25%	12/23/2028	278	278	277	0.02
Specialized Dental Holdings II, LLC	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	1.00%	9.08%	11/1/2027	9,002	2,905	2,951	0.24
SpecialtyCare, Inc.	(8)	First Lien Term Loan	S + 5.75%	1.00%	10.32%	6/18/2028	2,957	2,729	2,846	0.23
SpecialtyCare, Inc.	(8)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	10.32%	6/19/2028	20	19	20	—
STCH Acquisition Inc.	(8)	First Lien Term Loan	S + 5.25%	1.00%	9.66%	10/30/2026	2,448	2,448	2,435	0.20
STCH Acquisition Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	0.00%	9.68%	10/30/2026	15,216	15,191	15,140	1.21
STCH Acquisition Inc.	(8)	First Lien Delayed Draw Term Loan	S + 5.25%	1.00%	9.66%	10/30/2026	273	273	272	0.02
STCH Acquisition Inc.	(7)(15)	First Lien Revolver	S + 6.25%	0.00%	10.66%	10/30/2026	1,547	(6)	(8)	—
Summit Behavioral Healthcare, LLC	(5)	First Lien Term Loan	S + 4.25%	0.75%	8.58%	11/24/2028	3,033	3,033	2,472	0.20
The GI Alliance Management, LLC	(8)	First Lien Term Loan	S + 5.50%	1.00%	10.00%	9/15/2028	2,450	2,450	2,450	0.20
The GI Alliance Management, LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	9.96%	9/15/2028	519	519	519	0.04
TST Intermediate Holdings, LLC	(8)(13)	First Lien Term Loan	S + 5.50%	0.00%	9.91%	12/31/2028	123	122	122	0.01
Turningpoint Healthcare Solutions, LLC	(8)	First Lien Term Loan	S + 4.75%	1.00%	9.18%	7/14/2027	1,725	1,725	1,712	0.14
Turningpoint Healthcare Solutions, LLC	(7)(15)	First Lien Revolver	S + 3.75%	1.00%	8.08%	7/14/2027	257	—	(2)	—
U.S. Endodontics Partners Holdings, LLC	(8)	First Lien Delayed Draw Term Loan	S + 4.75%	1.00%	9.08%	11/1/2027	2,977	2,936	2,977	0.24
United Digestive MSO Parent, LLC	(8)	First Lien Term Loan	S + 5.75%	1.00%	10.06%	3/30/2029	247	247	246	0.02
Urology Management Holdings, Inc.	(8)	First Lien Term Loan	S + 5.50%	1.00%	9.75%	6/15/2027	143	140	141	0.01
Urology Management Holdings, Inc.	(8)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	9.81%	6/15/2027	105	103	104	0.01
USHV Management, LLC	(8)	First Lien Term Loan	S + 6.50%	1.00%	10.91%	12/23/2027	1,976	1,965	1,944	0.16
USHV Management, LLC	(8)	First Lien Delayed Draw Term Loan	S + 6.38%	1.00%	10.78%	12/23/2027	977	972	961	0.08
Vital Care Buyer, LLC	(13)(15)	First Lien Term Loan	S + 4.50%	0.75%	8.81%	7/30/2031	21,190	21,084	21,088	1.69
Vital Care Buyer, LLC	(7)(13)(15)	First Lien Revolver	S + 4.75%	0.75%	9.06%	7/30/2031	2,789	(13)	(13)	—
WCG Intermediate Corp.	(5)	First Lien Term Loan	S + 3.50%	1.00%	7.83%	1/8/2027	4,470	4,480	4,494	0.36
								137,820	137,391	11.08

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Hotels, Restaurants and Leisure
Dave & Buster's, Inc.	(5)(6)	First Lien Term Loan	S + 3.25%	0.50%	7.58%	6/29/2029	$3,858	$3,870	$3,800	0.30%
Movati Athletic (Group) Inc.	(6)(8)(13)	First Lien Term Loan	C + 4.75%	0.00%	8.32%	5/29/2030	CAD 28,731	20,649	19,824	1.59
Movati Athletic (Group) Inc.	(6)(7)(13)(15)	First Lien Delayed Draw Term Loan	C + 5.25%	1.00%	8.82%	5/29/2030	CAD 3,500	(35)	(18)	—
Movati Athletic (Group) Inc.	(6)(7)(13)(15)	First Lien Revolver	C + 5.25%	0.00%	8.82%	5/29/2029	CAD 2,625	(29)	(14)	—
Southpaw AP Buyer, LLC	(13)(15)	First Lien Term Loan	S + 5.25%	1.00%	9.71%	3/2/2028	23,203	23,047	23,203	1.86
Southpaw AP Buyer, LLC	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 5.25%	0.00%	9.71%	3/2/2028	4,216	2,932	2,950	0.24
Southpaw AP Buyer, LLC	(7)(15)	First Lien Revolver	S + 6.00%	0.00%	10.33%	3/2/2028	2,178	(17)	—	—
								50,417	49,745	3.99
Household Products
TPC US Parent, LLC	(8)	First Lien Term Loan	S + 5.75%	1.00%	10.21%	11/24/2025	179	179	178	0.01
TPC US Parent, LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	10.21%	11/24/2025	69	68	68	0.01
								247	246	0.02
Industrial Conglomerates
FCG Acquisitions, Inc.	(5)	First Lien Term Loan	S + 3.75%	0.50%	8.20%	3/31/2028	4,961	4,950	5,002	0.40
Harvey Tool Company, LLC	(8)	First Lien Term Loan	S + 5.25%	0.75%	9.58%	10/26/2027	3,616	3,500	3,608	0.29
Harvey Tool Company, LLC	(8)(13)	First Lien Term Loan	S + 5.25%	0.75%	9.58%	10/26/2027	16,578	16,505	16,542	1.33
Harvey Tool Company, LLC	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 5.50%	0.75%	9.83%	10/26/2027	7,472	901	928	0.07
Harvey Tool Company, LLC	(7)(15)	First Lien Revolver	S + 5.50%	0.75%	9.83%	10/26/2027	2,372	(22)	(5)	—
Madison Safety & Flow LLC	(5)(15)	First Lien Term Loan	S + 3.25%	0.00%	7.58%	9/26/2031	4,747	4,748	4,787	0.38
								30,582	30,862	2.47
Insurance
Accession Risk Management, Inc.	(8)(15)	First Lien Term Loan	S + 4.75%	0.75%	9.06%	11/1/2029	1,191	1,189	1,192	0.09
Accession Risk Management, Inc.	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	0.00%	9.06%	11/1/2029	5,300	(12)	7	—
Accession Risk Management, Inc.	(7)(13)(15)	First Lien Revolver	S + 5.50%	0.75%	9.81%	11/1/2029	694	(2)	1	—
Acrisure, LLC	(5)	First Lien Term Loan	S + 3.00%	0.00%	7.33%	11/6/2030	4,172	4,176	4,184	0.34
Alera Group, Inc.	(8)	First Lien Term Loan	S + 5.25%	0.75%	9.58%	10/2/2028	2,312	2,292	2,290	0.18
Alera Group, Inc.	(8)	First Lien Delayed Draw Term Loan	S + 5.25%	0.75%	9.58%	10/2/2028	657	651	651	0.05
AMBA Buyer, Inc.	(8)	First Lien Term Loan	S + 5.25%	0.75%	9.66%	7/30/2027	3,603	3,576	3,578	0.29
AMBA Buyer, Inc.	(8)	First Lien Delayed Draw Term Loan	S + 5.25%	0.75%	9.66%	7/30/2027	1,073	1,065	1,066	0.09
AMBA Buyer, Inc.	(7)(15)	First Lien Revolver	S + 5.50%	0.75%	9.91%	7/30/2027	276	(2)	(2)	—
Amerilife Holdings LLC	(8)	First Lien Term Loan	S + 5.00%	0.75%	9.25%	8/31/2029	5,846	5,797	5,846	0.47
Amerilife Holdings LLC	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	9.33%	8/31/2029	14,781	7,137	7,169	0.58
Amerilife Holdings LLC	(7)(15)	First Lien Revolver	S + 5.75%	0.75%	10.00%	8/31/2028	595	(5)	—	—
Ardonagh Midco 3 Limited	(5)(6)(15)	First Lien Term Loan	S + 3.75%	0.00%	8.00%	2/17/2031	5,000	4,975	5,037	0.40
AssuredPartners, Inc	(5)	First Lien Term Loan	S + 3.50%	0.50%	7.83%	2/14/2031	4,890	4,891	4,906	0.39
Asurion, LLC	(5)	First Lien Term Loan	S + 3.25%	0.00%	7.70%	12/23/2026	4,352	4,298	4,354	0.35

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Insurance (continued)
Baldwin Insurance Group Holdings, LLC, The	(5)(6)	First Lien Term Loan	S + 3.25%	1.00%	7.58%	5/26/2031	$1,678	$1,680	$1,692	0.14%
Beyond Risk Parent Holdings, Inc.	(15)	First Lien Term Loan	S + 4.50%	0.75%	8.91%	10/8/2027	82	82	81	0.01
Beyond Risk Parent Holdings, Inc.	(15)	First Lien Delayed Draw Term Loan	S + 4.50%	0.75%	8.91%	10/8/2027	166	165	165	0.01
Broadstreet Partners, Inc.	(5)(6)	First Lien Term Loan	S + 3.00%	0.00%	7.33%	6/13/2031	3,872	3,867	3,890	0.31
Galway Borrower LLC	(8)	First Lien Term Loan	S + 4.50%	0.75%	8.81%	9/29/2028	2,647	2,558	2,623	0.21
Imagine 360 LLC	(8)(13)	First Lien Term Loan	S + 4.75%	0.00%	9.06%	9/30/2028	20,439	20,352	20,337	1.63
Imagine 360 LLC	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 5.00%	0.00%	9.31%	9/30/2028	10,122	(24)	(51)	—
Imagine 360 LLC	(7)(15)	First Lien Revolver	S + 5.00%	0.00%	9.31%	9/30/2028	4,326	(22)	(22)	—
Integrity Marketing Acquisition, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	0.75%	9.31%	8/25/2028	4,618	4,593	4,572	0.36
Integrity Marketing Acquisition, LLC	(7)(15)	First Lien Revolver	S + 5.00%	1.00%	9.33%	8/25/2028	122	(1)	(1)	—
KWOR Acquisition, Inc.	(13)(15)	First Lien Term Loan	P + 4.25%	1.00%	11.75%	12/22/2028	3,868	3,800	3,046	0.24
KWOR Acquisition, Inc.	(13)(15)	First Lien Term Loan	S + 4.25%	0.00%	8.58%	12/22/2028	260	256	205	0.02
KWOR Acquisition, Inc.	(15)	First Lien Revolver	P + 4.25%	0.00%	11.75%	12/22/2027	157	154	124	0.01
McLarens Midco Inc.	(8)	First Lien Term Loan	S + 5.50%	0.75%	9.96%	12/19/2025	2,727	2,713	2,727	0.22
McLarens Midco Inc.	(8)	First Lien Delayed Draw Term Loan	S + 5.50%	0.75%	9.96%	12/19/2025	2,222	2,210	2,222	0.18
Oakbridge Insurance Agency, LLC	(8)	First Lien Term Loan	S + 5.75%	0.75%	10.08%	11/1/2029	248	246	248	0.02
OneDigital Borrower LLC	(5)(15)	First Lien Term Loan	S + 3.25%	0.00%	7.58%	7/2/2031	3,268	3,253	3,280	0.26
Pareto Health Intermediate Holdings, Inc.	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.25%	5/31/2030	8,345	8,313	8,303	0.66
Pareto Health Intermediate Holdings, Inc.	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 5.00%	0.00%	9.25%	6/1/2030	1,668	(4)	(8)	—
Pareto Health Intermediate Holdings, Inc.	(7)(15)	First Lien Revolver	S + 0.50%	1.00%	4.75%	6/1/2029	163	—	(1)	—
Patriot Growth Insurance Services, LLC	(8)	First Lien Term Loan	S + 5.00%	0.75%	9.46%	10/16/2028	193	187	193	0.02
Patriot Growth Insurance Services, LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	9.46%	10/16/2028	54	52	54	—
Riser Interco LLC	(8)	First Lien Term Loan	S + 6.00%	0.75%	10.31%	10/31/2029	2,970	2,945	2,955	0.24
Riser Interco LLC	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	9.33%	10/31/2029	31,569	26,635	26,299	2.11
Simplicity Financial Marketing Group Holdings, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	0.75%	9.25%	12/31/2031	27,076	26,940	26,940	2.16
Simplicity Financial Marketing Group Holdings, Inc.	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 5.00%	0.00%	9.25%	12/31/2031	7,220	(18)	(36)	—
Simplicity Financial Marketing Group Holdings, Inc.	(7)(13)(15)	First Lien Revolver	S + 5.00%	0.00%	9.25%	12/31/2031	3,610	(18)	(18)	—
THG Acquisition, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	0.75%	9.08%	10/31/2031	14,806	14,733	14,735	1.18
THG Acquisition, LLC	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	0.75%	9.08%	10/31/2031	3,301	(8)	(16)	—
THG Acquisition, LLC	(7)(13)(15)	First Lien Revolver	S + 4.75%	0.75%	9.08%	10/31/2031	1,650	115	115	0.01
Unison Risk Advisors Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	0.00%	9.08%	10/17/2031	17,331	17,247	17,250	1.38
Unison Risk Advisors Inc.	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	0.00%	8.83%	10/17/2031	9,811	(27)	(46)	—
Unison Risk Advisors Inc.	(7)(13)(15)	First Lien Revolver	S + 4.50%	0.00%	8.83%	10/17/2030	2,857	(14)	(13)	—
World Insurance Associates, LLC	(8)	First Lien Term Loan	S + 6.75%	1.00%	11.06%	4/3/2028	780	780	780	0.06
World Insurance Associates, LLC	(7)(15)	First Lien Revolver	S + 5.75%	1.00%	10.06%	4/3/2028	212	(1)	(2)	—
								183,765	182,901	14.67

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
IT Services
AVSC Holding Corp.	(8)(13)	First Lien Term Loan	S + 5.00%	0.00%	9.33%	12/5/2031	$27,811	$27,533	$27,533	2.21%
AVSC Holding Corp.	(7)(13)(15)	First Lien Revolver	S + 5.00%	0.00%	9.33%	12/5/2029	2,959	(30)	(30)	—
Cardinal Parent, Inc.	(8)	First Lien Term Loan	S + 4.50%	0.75%	8.96%	11/12/2027	247	232	237	0.02
DT1 Midco Corp	(8)(13)	First Lien Term Loan	S + 5.00%	0.00%	9.31%	12/30/2031	14,372	14,301	14,300	1.15
DT1 Midco Corp	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 5.00%	0.00%	9.31%	12/30/2031	5,014	(13)	(25)	—
DT1 Midco Corp	(7)(13)(15)	First Lien Revolver	S + 5.00%	0.00%	9.31%	12/30/2030	2,005	(10)	(10)	—
Marco Technologies, LLC	(8)	First Lien Term Loan	S + 5.25%	1.00%	9.56%	11/24/2026	250	247	249	0.02
NTI Connect, LLC	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.46%	7/31/2027	144	143	142	0.01
NTI Connect, LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	9.46%	7/31/2027	27	27	26	—
OEConnection LLC	(13)(15)	First Lien Term Loan	S + 5.00%	0.75%	9.33%	4/22/2031	25,610	25,553	25,561	2.05
OEConnection LLC	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 4.00%	0.00%	8.33%	4/22/2031	4,469	(16)	(8)	—
OEConnection LLC	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 5.25%	0.00%	9.58%	4/22/2031	4,526	—	(9)	—
OEConnection LLC	(7)(13)(15)	First Lien Revolver	S + 4.00%	0.75%	8.33%	4/22/2031	2,793	(7)	(5)	—
Ridge Trail US Bidco, Inc.	(7)(8)(13)	First Lien Term Loan	S + 4.50%	0.75%	8.83%	9/30/2031	6,893	(17)	(52)	—
Ridge Trail US Bidco, Inc.	(13)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	0.75%	9.08%	9/30/2031	19,989	19,841	19,839	1.59
Ridge Trail US Bidco, Inc.	(7)(13)(15)	First Lien Revolver	S + 4.50%	0.00%	8.83%	3/31/2031	2,298	595	603	0.05
Safety Borrower Holdings LLC	(8)	First Lien Term Loan	S + 5.25%	1.00%	9.70%	9/1/2027	247	245	246	0.02
SailPoint Technologies Holdings, Inc.	(6)(8)	First Lien Term Loan	S + 6.00%	0.75%	10.31%	8/16/2029	164	164	164	0.01
Spirit RR Holdings, Inc.	(8)	First Lien Term Loan	S + 4.75%	0.75%	9.16%	9/13/2028	5,942	5,942	5,898	0.47
Spirit RR Holdings, Inc.	(7)(15)	First Lien Revolver	S + 4.00%	0.75%	8.31%	9/13/2028	497	—	(4)	—
Trunk Acquisition, Inc.	(8)	First Lien Term Loan	S + 6.00%	1.00%	10.46%	2/19/2030	231	231	230	0.02
Trunk Acquisition, Inc.	(8)(13)	First Lien Term Loan	S + 6.00%	0.00%	10.46%	2/19/2030	3,628	3,614	3,610	0.29
Trunk Acquisition, Inc.	(8)	First Lien Delayed Draw Term Loan	S + 6.00%	1.00%	10.46%	2/19/2030	16	16	16	—
Trunk Acquisition, Inc.	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 6.00%	0.00%	10.46%	2/19/2030	3,690	(9)	(18)	—
								98,582	98,493	7.91
Leisure Products
Topgolf Callaway Brands Corp.	(5)(6)(15)	First Lien Term Loan	S + 3.00%	0.00%	7.33%	3/18/2030	2,300	2,309	2,293	0.18
								2,309	2,293	0.18
Life Sciences Tools & Services
Emmes Blocker, Inc.	(8)	First Lien Term Loan	S + 5.75%	0.75%	10.00%	7/7/2028	148	148	148	0.01
Emmes Blocker, Inc.	(15)	First Lien Delayed Draw Term Loan	S + 5.75%	0.75%	10.00%	7/7/2028	99	99	99	0.01
KWOL Acquisition, Inc.	(8)	First Lien Term Loan	S + 4.75%	0.75%	9.00%	12/12/2029	248	245	244	0.02
Parexel International Inc.	(5)	First Lien Term Loan	S + 3.00%	0.50%	7.33%	11/15/2028	4,854	4,869	4,894	0.39
Sotera Health Holdings, LLC	(5)(6)	First Lien Term Loan	S + 3.25%	0.00%	7.56%	5/30/2031	4,163	4,152	4,179	0.34
								9,513	9,564	0.77

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Machinery
Arch Cutting Tools Corp.	(8)	First Lien Term Loan	S + 4.75%	0.00%	9.16%	4/1/2026	$247	$244	$246	0.02%
CD&R Hydra Buyer, Inc.	(5)	First Lien Term Loan	S + 4.00%	0.00%	8.43%	3/25/2031	4,988	5,008	5,009	0.40
Clyde Industries US Holdco, Inc.	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.46%	12/18/2025	224	223	224	0.02
Dynatect Group Holdings, Inc.	(8)	First Lien Term Loan	S + 4.50%	1.00%	8.91%	9/30/2026	1,746	1,746	1,746	0.14
Dynatect Group Holdings, Inc.	(7)(15)	First Lien Revolver	P + 4.50%	1.00%	12.10%	6/30/2026	1,236	—	—	—
Flow Control Solutions, Inc.	(8)	First Lien Term Loan	S + 5.00%	0.75%	9.31%	3/30/2029	180	180	179	0.01
Flow Control Solutions, Inc.	(8)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	9.31%	3/31/2029	68	67	67	0.01
Flow Control Solutions, Inc.	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	9.31%	3/30/2029	7,901	143	114	0.01
Flow Control Solutions, Inc.	(7)(13)(15)	First Lien Revolver	S + 6.00%	0.75%	10.31%	3/31/2029	1,411	(11)	(10)	—
Merlin Buyer, Inc.	(8)	First Lien Term Loan	S + 4.75%	0.50%	9.06%	12/14/2028	2,378	2,313	2,378	0.19
Merlin Buyer, Inc.	(7)(15)	First Lien Revolver	S + 0.50%	0.00%	4.81%	12/14/2026	598	(6)	(6)	—
Process Insights Acquisition, Inc.	(8)	First Lien Term Loan	S + 6.25%	1.00%	10.56%	7/18/2029	247	246	246	0.02
SPX Flow, Inc.	(5)(15)	First Lien Term Loan	S + 3.00%	0.50%	7.33%	4/5/2029	4,628	4,639	4,672	0.37
WCI-Cedar Purchaser, LLC	(8)	First Lien Term Loan	S + 4.75%	1.00%	9.32%	12/31/2027	248	248	244	0.02
								15,040	15,109	1.21
Media
Arches Buyer Inc.	(5)	First Lien Term Loan	S + 3.25%	0.00%	7.68%	12/6/2027	2,977	2,910	2,914	0.23
Getty Images, Inc.	(5)(6)	First Lien Term Loan	S + 4.50%	0.00%	8.93%	2/19/2026	4,656	4,667	4,650	0.37
Klick, Inc.	(6)(8)(15)	First Lien Term Loan	S + 4.50%	1.00%	8.83%	3/31/2028	2,363	2,363	2,339	0.19
Klick, Inc.	(6)(7)(15)	First Lien Revolver	S + 4.50%	1.00%	8.81%	3/31/2028	813	—	(8)	—
MH SUB I, LLC	(5)	First Lien Term Loan	S + 4.25%	0.00%	8.58%	5/3/2028	4,969	4,960	4,977	0.40
Planet US Buyer LLC	(5)(15)	First Lien Term Loan	S + 3.00%	0.00%	7.31%	2/7/2031	1,990	1,997	2,010	0.16
Red Ventures, LLC (New Imagitas, Inc.)	(5)	First Lien Term Loan	S + 2.75%	0.00%	7.08%	3/3/2030	1,930	1,933	1,941	0.16
W2O Holdings, Inc.	(8)	First Lien Term Loan	S + 4.75%	1.00%	9.00%	6/12/2028	4,948	4,932	4,936	0.40
W2O Holdings, INC.	(13)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	1.00%	9.06%	6/12/2028	17,862	17,735	17,817	1.43
								41,497	41,576	3.34
Oil, Gas and Consumable Fuels
Brazos Delaware II, LLC	(5)	First Lien Term Loan	S + 3.50%	0.50%	7.75%	2/11/2030	1,985	1,988	2,001	0.16
EDPO, LLC	(8)	First Lien Term Loan	S + 4.50%	0.75%	8.83%	12/8/2027	4,821	4,821	4,809	0.39
EDPO, LLC	(7)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	0.75%	9.08%	12/8/2027	72	—	—	—
EDPO, LLC	(7)(15)	First Lien Revolver	S + 4.50%	1.00%	8.83%	12/8/2026	57	20	20	—
Epic Crude Services, LP	(5)(15)	First Lien Term Loan	S + 3.00%	0.00%	7.31%	10/15/2031	829	825	838	0.07
Valicor PPC Intermediate II LLC	(8)(15)	First Lien Term Loan	S + 5.00%	1.00%	9.33%	7/24/2028	5,908	5,902	5,894	0.47
Valicor PPC Intermediate II LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.00%	1.00%	9.33%	7/24/2028	42	42	42	—
Valicor PPC Intermediate II LLC	(7)(13)(15)	First Lien Revolver	S + 4.00%	1.00%	8.33%	1/24/2028	1,128	119	120	0.01
								13,717	13,724	1.10

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Pharmaceuticals
Bridges Consumer Healthcare Intermediate LLC	(8)(13)	First Lien Term Loan	S + 5.25%	1.00%	9.56%	12/20/2031	$14,124	$14,054	$14,053	1.13%
Bridges Consumer Healthcare Intermediate LLC	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 5.25%	1.00%	9.56%	12/20/2031	6,704	(17)	(34)	—
Bridges Consumer Healthcare Intermediate LLC	(7)(13)(15)	First Lien Revolver	S + 5.25%	0.00%	9.56%	12/20/2031	2,682	(13)	(13)	—
Exactcare Parent Inc.	(8)	First Lien Term Loan	S + 5.50%	1.00%	9.81%	11/5/2029	248	244	248	0.02
Creek Parent, Inc.	(6)(13)(15)	First Lien Term Loan	S + 5.25%	0.00%	9.58%	12/18/2031	875	868	868	0.07
Creek Parent, Inc.	(6)(7)(13)(15)	First Lien Revolver	S + 5.25%	0.00%	9.58%	12/18/2031	125	(1)	(1)	—
								15,135	15,121	1.22
Professional Services
Analytic Partners, LP	(8)	First Lien Term Loan	S + 4.75%	0.75%	9.08%	4/4/2030	248	244	247	0.02
Analytic Partners, LP	(8)(13)	First Lien Term Loan	S + 4.75%	0.75%	9.08%	4/4/2030	7,413	7,392	7,386	0.59
Analytic Partners, LP	(7)(13)(15)	First Lien Revolver	S + 4.75%	0.00%	9.08%	4/4/2030	1,002	(4)	(4)	—
Applied Technical Services, LLC	(8)	First Lien Term Loan	S + 5.75%	1.00%	10.21%	12/29/2026	115	114	113	0.01
Applied Technical Services, LLC	(8)	First Lien Term Loan	S + 6.00%	1.00%	10.46%	12/29/2026	24	24	24	—
Applied Technical Services, LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	10.21%	12/29/2026	108	106	106	0.01
Aprio Advisory Group, LLC	(13)(15)	First Lien Term Loan	S + 4.75%	0.75%	9.06%	8/1/2031	18,485	18,438	18,440	1.48
Aprio Advisory Group, LLC	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	0.75%	9.06%	8/1/2031	8,037	3,697	3,690	0.30
Aprio Advisory Group, LLC	(7)(13)(15)	First Lien Revolver	S + 4.75%	0.75%	9.06%	8/1/2031	4,018	1,276	1,276	0.10
Carr, Riggs & Ingram Capital, L.L.C.	(8)(13)	First Lien Term Loan	S + 4.75%	0.50%	9.06%	11/18/2031	17,250	17,164	17,165	1.38
Carr, Riggs & Ingram Capital, L.L.C.	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	0.50%	9.06%	11/18/2031	8,750	(21)	(43)	—
Carr, Riggs & Ingram Capital, L.L.C.	(7)(13)(15)	First Lien Revolver	S + 3.75%	0.50%	8.06%	11/18/2031	4,000	480	480	0.04
Clinical Education Alliance, LLC	(8)	First Lien Term Loan	S + 5.50%	1.00%	9.96%	12/21/2026	45	44	44	—
Clinical Education Alliance, LLC	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.46%	12/21/2026	203	198	198	0.02
DISA Holdings Corp.	(8)	First Lien Term Loan	S + 5.00%	0.75%	9.31%	9/9/2028	196	196	193	0.02
DISA Holdings Corp.	(15)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	9.31%	9/9/2028	53	53	52	—
DTI Holdco, Inc.	(8)	First Lien Term Loan	S + 4.75%	0.75%	9.08%	4/26/2029	247	228	250	0.02
Foreigner Bidco Inc.	(8)	First Lien Term Loan	S + 5.50%	1.00%	9.93%	4/19/2028	225	225	224	0.02
Foreigner Bidco Inc.	(8)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	9.93%	4/19/2028	25	25	25	—
Garda World Security Corporation	(5)(6)(15)	First Lien Term Loan	S + 3.50%	0.00%	7.83%	2/1/2029	2,993	3,000	3,009	0.24
Grant Thornton Advisors LLC	(5)(6)	First Lien Term Loan	S + 3.25%	0.00%	7.58%	5/30/2031	4,540	4,547	4,546	0.36
HSI Halo Acquisition, Inc.	(13)(15)	First Lien Term Loan	S + 5.00%	0.75%	9.33%	6/30/2031	8,217	8,197	8,196	0.66
HSI Halo Acquisition, Inc.	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 5.00%	0.00%	9.31%	6/28/2031	1,467	253	251	0.02
HSI Halo Acquisition, Inc.	(7)(13)(15)	First Lien Revolver	S + 5.00%	0.00%	9.31%	6/28/2030	978	(2)	(2)	—
IG Investments Holdings, LLC	(8)(13)	First Lien Term Loan	S + 5.00%	0.75%	9.31%	9/22/2028	10,433	10,384	10,383	0.83
IG Investments Holdings, LLC	(7)(13)(15)	First Lien Revolver	S + 4.00%	0.75%	8.31%	9/22/2028	1,172	(11)	(6)	—
Iris Buyer LLC	(8)	First Lien Term Loan	S + 6.25%	1.00%	10.56%	10/2/2030	248	244	248	0.02
Marina Acquisition, Inc.	(13)(15)	First Lien Term Loan	S + 5.00%	1.00%	9.31%	7/1/2030	10,016	9,920	9,916	0.80
Marina Acquisition, Inc.	(7)(13)(15)	First Lien Revolver	S + 4.00%	0.00%	8.31%	7/1/2030	1,434	(13)	(14)	—
MHE Intermediate Holdings, LLC	(8)	First Lien Term Loan	S + 6.00%	1.00%	10.46%	7/21/2027	407	404	407	0.03
MHE Intermediate Holdings, LLC	(8)	First Lien Term Loan	S + 6.25%	1.00%	10.71%	7/21/2027	33	32	33	—
MHE Intermediate Holdings, LLC	(8)	First Lien Term Loan	S + 6.50%	1.00%	10.96%	7/21/2027	29	29	29	—
MHE Intermediate Holdings, LLC	(8)	First Lien Delayed Draw Term Loan	S + 6.00%	1.00%	10.46%	7/21/2027	172	171	172	0.01
MHE Intermediate Holdings, LLC	(7)(15)	First Lien Revolver	S + 6.00%	1.00%	10.46%	7/21/2027	60	12	12	—
OMNIA Partners, LLC	(5)	First Lien Term Loan	S + 2.75%	0.00%	7.08%	7/25/2030	4,489	4,509	4,516	0.36
Propio LS, LLC	(8)	First Lien Term Loan	S + 4.50%	0.75%	8.75%	7/17/2030	14,327	14,252	14,292	1.14

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Professional Services (continued)
Propio LS, LLC	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	0.00%	8.83%	7/17/2030	$11,074	$(26)	$(28)	—%
Propio LS, LLC	(7)(13)(15)	First Lien Revolver	S + 6.00%	0.75%	10.33%	7/17/2029	5,537	(25)	(14)	—
Ruppert Landscape, LLC	(8)	First Lien Term Loan	S + 5.00%	0.75%	9.31%	12/1/2028	575	564	567	0.05
Ruppert Landscape, LLC	(8)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	9.50%	12/1/2028	2,395	2,350	2,363	0.19
Ruppert Landscape, LLC	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 5.75%	0.75%	10.06%	12/1/2028	11,899	1,902	1,804	0.14
Ruppert Landscape, LLC	(7)(13)(15)	First Lien Revolver	S + 5.75%	0.75%	10.06%	12/1/2028	793	(8)	(11)	—
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	(5)(15)	First Lien Term Loan	S + 3.00%	0.00%	7.33%	7/31/2031	4,497	4,489	4,530	0.36
Skopima Consilio Parent LLC	(5)	First Lien Term Loan	S + 3.75%	0.50%	8.08%	5/12/2028	4,974	4,967	4,999	0.40
Tempo Buyer Corp.	(8)	First Lien Term Loan	S + 4.75%	0.75%	9.06%	8/26/2028	247	246	247	0.02
TRC Companies LLC	(5)	First Lien Term Loan	S + 3.50%	0.50%	7.95%	12/8/2028	4,636	4,637	4,683	0.38
USRP Holdings, Inc.	(8)	First Lien Term Loan	S + 5.00%	0.75%	9.33%	12/31/2029	4,349	4,349	4,349	0.35
USRP Holdings, Inc.	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	9.33%	12/31/2029	17,872	(37)	—	—
USRP Holdings, Inc.	(7)(15)	First Lien Revolver	S + 5.50%	0.00%	9.83%	12/31/2029	2,290	(10)	—	—
Vensure Employer Services, Inc.	(8)(13)	First Lien Term Loan	S + 5.00%	0.50%	9.31%	9/27/2031	9,316	9,274	9,272	0.74
Vensure Employer Services, Inc.	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 5.00%	0.00%	9.31%	9/27/2031	1,934	(6)	(9)	—
YA Intermediate Holdings II, LLC	(13)(15)	First Lien Term Loan	S + 5.00%	0.75%	9.31%	10/1/2031	10,838	10,784	10,783	0.85
YA Intermediate Holdings II, LLC	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	9.31%	10/1/2031	4,516	(11)	(23)	—
YA Intermediate Holdings II, LLC	(7)(13)(15)	First Lien Revolver	S + 4.00%	0.75%	8.31%	10/1/2031	2,168	98	98	0.01
								149,344	149,464	11.97
Real Estate Management and Development
Sako and Partners Lower Holdings LLC	(8)	First Lien Term Loan	S + 4.50%	1.00%	8.81%	9/15/2028	5,847	5,838	5,833	0.47
Sako and Partners Lower Holdings LLC	(8)	First Lien Delayed Draw Term Loan	S + 4.50%	1.00%	8.81%	9/15/2028	894	894	892	0.07
Sako and Partners Lower Holdings LLC	(7)(15)	First Lien Revolver	S + 6.00%	1.00%	10.31%	9/15/2028	746	(2)	(2)	—
								6,730	6,723	0.54
Software
365 Retail Markets, LLC	(8)	First Lien Term Loan	S + 4.50%	1.00%	8.81%	12/22/2028	138	138	137	0.01
365 Retail Markets, LLC	(8)	First Lien Delayed Draw Term Loan	S + 4.50%	1.00%	8.81%	12/22/2028	48	48	48	—
365 Retail Markets, LLC	(8)	First Lien Delayed Draw Term Loan	S + 4.50%	1.00%	8.81%	12/22/2028	62	62	62	—
Adelaide Borrower, LLC	(8)(13)	First Lien Term Loan	S + 6.25%	0.75%	10.58%	5/8/2030	7,389	7,252	7,315	0.59
Adelaide Borrower, LLC	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 6.25%	0.00%	10.58%	5/8/2030	1,670	(15)	(17)	—
Adelaide Borrower, LLC	(7)(13)(15)	First Lien Revolver	S + 3.38%	0.75%	7.71%	5/8/2030	1,040	(19)	(10)	—
Artifact Bidco, Inc.	(8)(13)	First Lien Term Loan	S + 4.50%	0.50%	8.81%	7/28/2031	6,709	6,645	6,659	0.53
Artifact Bidco, Inc.	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 4.50%	0.50%	8.81%	7/25/2031	1,642	(8)	(12)	—
Artifact Bidco, Inc.	(7)(13)(15)	First Lien Revolver	S + 4.50%	0.50%	8.81%	7/26/2030	1,173	(11)	(9)	—
Banker's Toolbox, Inc.	(8)	First Lien Term Loan	S + 4.50%	0.75%	8.81%	7/27/2027	16,223	16,086	16,223	1.30

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
Banker's Toolbox, Inc.	(7)(15)	First Lien Revolver	S + 5.50%	0.75%	9.81%	7/27/2027	$637	$(5)	$-	—%
Bluecat Networks (USA) Inc.	(6)(8)	First Lien Term Loan	S + 6.00%	0.75%	10.34%	8/8/2028	183	183	182	0.01
Bluecat Networks (USA) Inc.	(6)(8)(13)	First Lien Term Loan	S + 5.00%	0.00%	9.31%	8/8/2028	5,166	5,129	5,129	0.41
Bluecat Networks (USA) Inc.	(6)(15)	First Lien Delayed Draw Term Loan	S + 6.00%	0.75%	10.34%	8/8/2028	24	24	24	—
Bluecat Networks (USA) Inc.	(6)(8)	First Lien Delayed Draw Term Loan	S + 6.00%	0.75%	10.34%	8/8/2028	34	34	34	—
Boxer Parent Company Inc.	(5)(15)	First Lien Term Loan	S + 3.75%	0.00%	8.06%	7/30/2031	5,000	4,988	5,047	0.40
Camelot U.S. Acquisition LLC	(5)(6)(15)	First Lien Term Loan	S + 2.75%	0.00%	7.08%	1/31/2031	2,454	2,460	2,455	0.20
Central Parent LLC	(5)	First Lien Term Loan	S + 3.25%	0.00%	7.58%	7/6/2029	4,988	4,977	4,928	0.40
Concord Global Acquisition, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	0.00%	9.06%	12/29/2031	10,522	10,469	10,469	0.84
Concord Global Acquisition, LLC,	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	0.00%	9.06%	12/29/2031	4,575	(11)	(23)	—
Concord Global Acquisition, LLC,	(7)(13)(15)	First Lien Revolver	S + 4.75%	0.00%	9.06%	12/29/2031	1,830	(9)	(9)	—
ConnectWise, LLC	(5)(15)	First Lien Term Loan	S + 3.50%	0.50%	8.07%	9/29/2028	4,974	4,962	5,013	0.40
DT Intermediate Holdco, Inc.	(8)	First Lien Term Loan	10.59% (Incl. 3.25% PIK)	0.75%	10.59% (Incl. 3.25% PIK)	2/24/2028	3,930	3,922	3,900	0.31
DT Intermediate Holdco, Inc.	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 5.50%	0.75%	9.83%	2/24/2028	14,790	(34)	(111)	(0.01)
e-Discovery AcquireCo, LLC	(8)	First Lien Term Loan	S + 6.25%	1.00%	10.56%	8/29/2029	250	249	249	0.02
e-Discovery AcquireCo, LLC	(8)(13)	First Lien Term Loan	S + 5.50%	1.00%	9.83%	8/29/2029	1,533	1,529	1,487	0.12
Eclipse Buyer, Inc.	(13)(15)	First Lien Term Loan	S + 4.75%	0.50%	9.08%	9/8/2031	15,724	15,649	15,646	1.26
Eclipse Buyer, Inc.	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	0.50%	9.08%	9/5/2031	2,665	(6)	(13)	—
Eclipse Buyer, Inc.	(7)(13)(15)	First Lien Revolver	S + 4.75%	0.50%	9.08%	9/5/2031	1,352	(6)	(7)	—
Empyrean Solutions, LLC	(8)(13)	First Lien Term Loan	S + 4.75%	0.00%	9.06%	11/26/2031	2,765	2,751	2,751	0.22
Empyrean Solutions, LLC	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	0.00%	9.06%	11/26/2031	1,106	(3)	(5)	—
Empyrean Solutions, LLC	(7)(13)(15)	First Lien Revolver	S + 4.75%	0.00%	9.06%	11/26/2031	415	(2)	(2)	—
Enverus Holdings, Inc.	(8)	First Lien Term Loan	S + 5.50%	0.75%	9.83%	12/24/2029	2,298	2,268	2,298	0.18
Enverus Holdings, Inc.	(7)(15)	First Lien Delayed Draw Term Loan	S + 5.50%	0.75%	9.83%	12/22/2029	116	(1)	—	—
Enverus Holdings, Inc.	(7)(15)	First Lien Revolver	S + 5.50%	0.75%	9.83%	12/22/2029	174	3	5	—
ESG Investments, Inc.	(8)	First Lien Term Loan	S + 4.50%	1.00%	8.96%	3/11/2028	140	138	140	0.01
ESG Investments, Inc.	(15)	First Lien Delayed Draw Term Loan	S + 4.50%	1.00%	8.96%	3/11/2028	17	17	17	—
Javelin Buyer, Inc.	(13)(15)	First Lien Term Loan	S + 3.25%	0.00%	7.56%	12/5/2031	3,000	2,993	3,027	0.24
Javelin Buyer, Inc.	(7)(13)(15)	First Lien Revolver	S + 3.25%	0.00%	7.58%	12/8/2031	1,304	—	12	—
Kipu Buyer, LLC	(8)	First Lien Term Loan	S + 4.25%	1.00%	8.56%	1/27/2027	2,252	2,224	2,247	0.18
Kipu Buyer, LLC	(7)(15)	First Lien Revolver	S + 4.75%	0.00%	9.06%	1/27/2026	365	(3)	(1)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
KPA Parent Holdings, Inc.	(8)	First Lien Term Loan	S + 5.75%	1.00%	10.18%	7/19/2026	$3,528	$3,499	$3,528	0.28%
KPA Parent Holdings, Inc.	(8)	First Lien Delayed Draw Term Loan	S + 5.75%	1.00%	10.18%	7/19/2026	1,021	1,013	1,021	0.08
KPA Parent Holdings, Inc.	(7)(15)	First Lien Revolver	S + 5.50%	1.00%	9.93%	7/17/2026	403	(3)	—	—
Litera Bidco LLC	(8)	First Lien Term Loan	S + 5.00%	1.00%	9.33%	5/1/2028	5,201	5,193	5,175	0.42
Litera Bidco LLC	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	1.00%	9.08%	5/1/2028	2,844	956	946	0.08
Litera Bidco LLC	(7)(15)	First Lien Revolver	S + 4.75%	1.00%	9.08%	5/1/2028	434	—	(2)	—
McAfee Corp.	(5)	First Lien Term Loan	S + 3.00%	0.50%	7.33%	3/1/2029	4,761	4,765	4,771	0.38
Montana Buyer Inc.	(8)	First Lien Term Loan	S + 5.00%	0.75%	9.33%	7/22/2029	25,362	25,356	25,362	2.03
Montana Buyer Inc.	(7)(13)(15)	First Lien Revolver	P + 5.75%	0.00%	13.25%	7/21/2028	2,352	402	403	0.03
MRI Software LLC	(8)	First Lien Term Loan	S + 4.75%	1.00%	9.06%	2/10/2027	670	667	672	0.05
MRI Software LLC	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	1.00%	9.06%	2/10/2027	1,300	121	127	0.01
Nasuni Corporation	(13)(15)	First Lien Term Loan	S + 5.75%	0.75%	10.06%	9/10/2030	6,250	6,206	6,206	0.50
Nasuni Corporation	(7)(13)(15)	First Lien Revolver	S + 5.75%	0.75%	10.06%	9/10/2030	1,302	(9)	(9)	—
Navex TopCo, Inc.	(8)	First Lien Term Loan	S + 5.50%	0.75%	9.83%	11/8/2030	7,444	7,365	7,444	0.60
North Star Acquisitionco, LLC	(6)(8)	First Lien Term Loan	S + 4.75%	1.00%	9.06%	5/3/2029	4,074	4,074	4,074	0.33
North Star Acquisitionco, LLC	(6)(8)(13)	First Lien Term Loan	S + 4.75%	1.00%	9.00%	5/3/2029	2,373	2,362	2,373	0.19
North Star Acquisitionco, LLC	(6)(8)(13)	First Lien Term Loan	C + 4.75%	1.00%	8.00%	5/3/2029	CAD 9,087	6,563	6,317	0.51
North Star Acquisitionco, LLC	(6)(7)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	1.00%	9.00%	5/3/2029	2,089	2,016	2,020	0.16
North Star Acquisitionco, LLC	(6)(7)(15)	First Lien Revolver	S + 6.00%	1.00%	10.31%	5/3/2029	2,275	(9)	—	—
Pegasus Transtech Holding, LLC	(8)	First Lien Term Loan	S + 6.00%	1.00%	10.33%	11/17/2026	247	246	247	0.02
Pegasus Transtech Holding, LLC	(13)(15)	First Lien Term Loan	S + 6.00%	0.00%	10.33%	11/17/2026	10	10	10	—
Perforce Software, Inc.	(8)	First Lien Term Loan	S + 4.75%	0.50%	9.08%	6/29/2029	2,970	2,906	2,937	0.23
Prism Parent Co. Inc.	(8)	First Lien Term Loan	S + 5.00%	0.75%	9.33%	9/19/2028	3,952	3,952	3,872	0.31
Prism Parent Co. Inc.	(7)(15)	First Lien Delayed Draw Term Loan	S + 5.00%	0.75%	9.33%	9/19/2028	403	161	154	0.01
Proofpoint, Inc.	(5)(6)(15)	First Lien Term Loan	S + 3.00%	0.50%	7.33%	8/31/2028	2,057	2,062	2,070	0.17
QBS Parent, Inc.	(8)(13)	First Lien Term Loan	S + 4.75%	0.75%	9.08%	11/7/2031	4,260	4,250	4,255	0.34
QBS Parent, Inc.	(7)(13)(15)	First Lien Revolver	S + 4.75%	0.75%	9.08%	11/7/2031	450	(1)	(1)	—
Rally Buyer, Inc.	(13)(15)	First Lien Term Loan	S + 5.75%	0.75%	10.06%	7/19/2028	177	177	160	0.01
Rally Buyer, Inc.	(15)	First Lien Delayed Draw Term Loan	S + 5.75%	0.75%	10.06%	7/19/2028	15	15	14	—
Renaissance Holding Corp	(5)(15)	First Lien Term Loan	S + 4.00%	0.50%	8.33%	4/5/2030	4,987	4,975	4,982	0.40
Routeware, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	0.00%	9.56%	9/18/2031	6,364	6,334	6,348	0.51
Routeware, Inc.	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 8.00%	1.00%	12.31%	9/18/2031	2,955	(7)	(7)	—
Routeware, Inc.	(7)(13)(15)	First Lien Revolver	S + 8.00%	1.00%	12.31%	9/18/2031	682	(3)	(2)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
Spartan Bidco PTY LTD	(6)(8)	First Lien Term Loan	11.21% (Incl. 6.00% PIK)	0.75%	11.21% (Incl. 6.00% PIK)	1/24/2028	$266	$259	$264	0.02%
Spartan Bidco PTY LTD	(6)(13)(15)	First Lien Term Loan	S + 0.75%	0.00%	11.21% (Incl. 6.00% PIK)	1/24/2028	9,231	9,154	9,146	0.73
Spartan Bidco PTY LTD	(6)(7)(13)(15)	First Lien Revolver	S + 6.75%	0.00%	11.06%	1/24/2028	769	(7)	(7)	—
Thunder Purchaser, Inc.	(8)	First Lien Term Loan	S + 5.50%	0.00%	9.96%	6/30/2028	248	246	248	0.02
Thunder Purchaser, Inc.	(8)(13)	First Lien Term Loan	S + 5.25%	1.00%	9.71%	6/30/2028	4,170	4,149	4,170	0.33
Thunder Purchaser, Inc.	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 5.50%	0.00%	9.81%	6/30/2028	9,929	(24)	—	—
Trimech Acquisition Corp.	(8)(15)	First Lien Term Loan	S + 4.75%	1.00%	9.06%	3/10/2028	5,909	5,909	5,849	0.47
Trimech Acquisition Corp.	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	1.00%	9.06%	3/10/2028	10,952	(24)	(110)	(0.01)
Trimech Acquisition Corp.	(7)(13)(15)	First Lien Delayed Draw Term Loan	SON + 4.75%	1.00%	9.45%	3/10/2028	GBP 2,351	(7)	(29)	—
Trimech Acquisition Corp.	(7)(15)	First Lien Revolver	S + 4.75%	0.00%	9.06%	3/10/2028	7,004	390	350	0.03
WatchGuard Technologies, Inc.	(8)	First Lien Term Loan	S + 5.25%	0.75%	9.58%	7/2/2029	248	239	246	0.02
								210,965	210,879	16.88
Specialty Retail
LS Group Opco Acquisition LLC (LS Group PropCo Acquisition LLC)	(5)	First Lien Term Loan	S + 3.00%	0.00%	7.33%	4/23/2031	4,141	4,147	4,167	0.33
Mavis Tire Express Services Topco, Corp.	(5)	First Lien Term Loan	S + 3.50%	0.75%	7.83%	5/4/2028	3,479	3,483	3,506	0.28
Monahan Products, LLC	(8)	First Lien Term Loan	S + 5.50%	1.00%	9.83%	8/27/2027	247	245	247	0.02
PetSmart LLC	(5)	First Lien Term Loan	S + 3.75%	0.75%	8.18%	2/11/2028	3,228	3,213	3,221	0.26
Shock Doctor Intermediate, LLC	(8)	First Lien Term Loan	S + 5.75%	1.00%	10.06%	11/20/2029	248	245	248	0.02
								11,333	11,389	0.91
Technology Hardware, Storage and Peripherals
TA TT Buyer, LLC	(8)	First Lien Term Loan	S + 4.75%	0.50%	9.06%	4/2/2029	2,977	2,966	2,990	0.24
UBEO, LLC	(8)	First Lien Term Loan	S + 5.25%	1.00%	9.71%	4/3/2026	812	811	812	0.07
Victors Purchaser, LLC	(13)(15)	First Lien Term Loan	S + 4.75%	0.50%	9.06%	8/15/2031	9,217	9,194	9,194	0.74
Victors Purchaser, LLC	(7)(13)(15)	First Lien Delayed Draw Term Loan	S + 4.75%	0.50%	9.06%	8/15/2031	2,194	(3)	(5)	—
Victors Purchaser, LLC	(7)(13)(15)	First Lien Revolver	S + 4.75%	0.00%	9.06%	8/15/2031	1,254	184	180	0.01
								13,152	13,171	1.06
Textiles, Apparel and Luxury Goods
Varsity Brands, Inc.	(5)(15)	First Lien Term Loan	S + 3.75%	0.00%	8.06%	8/26/2031	4,468	4,447	4,478	0.36
								4,447	4,478	0.36
Trading Companies and Distributors
BCPE Empire Holdings, Inc.	(5)	First Lien Term Loan	S + 3.50%	0.50%	7.83%	12/11/2028	4,975	4,990	5,009	0.40
Graffiti Buyer, Inc.	(8)(13)	First Lien Term Loan	S + 5.50%	1.00%	9.91%	8/10/2027	5,850	5,795	5,679	0.45
Graffiti Buyer, Inc.	(7)(8)(15)	First Lien Delayed Draw Term Loan	S + 5.50%	1.00%	9.91%	8/10/2027	3,784	2,032	1,950	0.16
Kele Holdco, Inc.	(8)	First Lien Term Loan	S + 4.50%	1.00%	8.83%	2/21/2028	2,636	2,636	2,636	0.21
Kele Holdco, Inc.	(7)(15)	First Lien Revolver	S + 5.75%	1.00%	10.08%	2/21/2028	342	—	—	—
								15,453	15,274	1.22

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Wireless Telecommunication Services
Alert Media, Inc.	(8)	First Lien Term Loan	S + 6.50%	1.00%	11.06% (Incl. 10.06% PIK)	4/12/2027	$129	$129	$129	0.01%
Alert Media, Inc.	(8)	First Lien Term Loan	S + 5.75%	1.00%	10.06%	4/12/2027	131	131	131	0.01
Alert Media, Inc.	(8)(13)	First Lien Term Loan	S + 6.75%	0.00%	11.34% (Incl. 10.41% PIK)	4/12/2027	422	421	422	0.03
Alert Media, Inc.	(7)(13)(15)	First Lien Revolver	S + 5.00%	1.00%	9.31%	4/12/2027	211	(1)	—	—
CCI Buyer, Inc.	(5)	First Lien Term Loan	S + 4.00%	0.75%	8.33%	12/17/2027	4,607	4,602	4,617	0.37
DAS Purchaser 2 Corp.	(13)(15)	First Lien Term Loan	S + 5.50%	0.75%	9.91%	4/30/2027	83	82	74	0.01
DAS Purchaser 2 Corp.	(13)(15)	First Lien Delayed Draw Term Loan	S + 5.50%	0.75%	9.91%	4/30/2027	165	164	147	0.01
								5,528	5,520	0.44
Total Secured Debt Investments								2,088,592	2,086,175	167.35

Unsecured Debt Investments

Diversified Consumer Services
AVG Intermediate Holdings LLC	(15)	Subordinated Unsecured Term Loan	13.75% PIK	0.00%	13.75% PIK	3/16/2028	753	753	697	0.06
AVG Intermediate Holdings LLC	(15)	Subordinated Unsecured Delayed Draw Term Loan	13.75% PIK	0.00%	13.75% PIK	3/16/2028	288	288	266	0.02
PPV Intermediate Holdings, LLC	(3)(8)	Subordinated Unsecured Delayed Draw Term Loan	13.75%	0.00%	13.75%	8/31/2030	—	—	—	—
VetCor Group Holdings LLC	(15)	Subordinated Unsecured Term Loan	13.75%	0.00%	13.75%	8/31/2030	6	5	5	—
VetCor Group Holdings LLC	(15)	Subordinated Unsecured Term Loan	13.75%	0.00%	13.75%	8/31/2030	2	2	2	—
VetCor Group Holdings LLC	(3)(15)	Subordinated Unsecured Delayed Draw Term Loan	13.75%	0.00%	13.75%	8/31/2030	—	—	—	—
								1,048	970	0.08
Health Care Technology
Employee Health Co.	(15)	Unsecured Term Loan	13.75%	0.00%	13.75%	11/10/2031	275	270	270	0.02
								270	270	0.02
Healthcare Providers and Services
OB Hospitalist Group, Inc.	(15)	Subordinated Unsecured Term Loan	S + 9.75%	1.00%	14.21%	9/27/2028	21	21	21	—
								21	21	—
Total Unsecured Debt Investments								1,339	1,261	0.10

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Equity Investments
Automobile Components
EAH Holdco, LLC	(3)(11)(15)	Common					—	$136	$170	0.01%
QAS Parent, LLC	(11)(15)	Common					237	366	449	0.04
								502	619	0.05
Building Products
MDC Interior Acquisition Inc	(11)(15)	Common					1	894	1,185	0.10
								894	1,185	0.10
Capital Markets
Arax MidCo, LLC	(6)(7)(12)(13)(15)	Common					1,154	721	702	0.06
								721	702	0.06
Commercial Services and Supplies
Hercules Blocker LLC	(9)(11)(15)	Common					140	251	250	0.02
KAWP Holdings, L.P.	(3)(11)(15)	Common					—	309	310	0.02
Zinc Buyer Corporation	(12)(13)(15)	LP Units					242	242	259	0.02
								802	819	0.06
Construction & Engineering
Hydraulic Technologies USA LLC	(12)(13)(15)	Common					8	8	6	—
Hydraulic Technologies USA LLC	(12)(13)(15)	Preferred					743	743	594	0.05
MEI Co-Investor Aggregator LLC	(11)(15)	Common					1	796	1,185	0.10
								1,547	1,785	0.15
Diversified Consumer Services
American Veterinary Group Holdings, LLC	(11)(15)	Common					243	387	156	0.01
Four Seasons Blocker Aggregator, LP	(3)(11)(15)	Common					—	203	185	0.01
GS Seer Group Holdings, LLC	(3)(11)(15)	Common					—	110	116	0.01
Health Aggregator LLC	(3)(11)(15)	Common					—	159	147	0.01
Home Service HoldCo, Inc.	(11)(15)	Common					2	264	273	0.02
Seahawk Bidco, LLC	(12)(13)(15)	LP Units					3	3,035	3,035	0.24
US Fitness Holdings, LLC	(12)(13)(15)	Common					3	3,182	3,288	0.26
VPP Group Holdings, L.P.	(3)(11)(15)	Common					—	265	260	0.02
								7,605	7,460	0.58
Electronic Equipment, Instruments and Components
Wildcat Topco, Inc.	(12)(13)(15)	LP Units					628	628	628	0.05
								628	628	0.05
Energy Equipment and Services
CRCI Longhorn Holdings, Inc.	(12)(13)(15)	LP Units					1	1,154	1,185	0.10
Tiger Parent Holdco L.P.	(3)(11)(15)	Common					—	895	1,013	0.08
								2,049	2,198	0.18
Financial Services
Cerity Partners Equity Holding LLC	(7)(12)(13)(15)	Preferred					2	1,408	1,362	0.11
GC Mountaintop Intermediate II Inc	(3)(11)(15)	Preferred					—	782	861	0.07
GC Mountaintop Holdings, LLC	(11)(15)	Common					507	648	857	0.07
								2,838	3,080	0.25

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Providers and Services
AB Centers Acquisition Corporation	(10)(11)(15)	Preferred					136	$322	$454	0.04%
Oral Surgery Holdings, LLC	(11)(15)	Preferred					42	554	1,021	0.08
REP Coinvest III AGP Blocker, L.P.	(11)(15)	Common					155	409	563	0.05
REP Coinvest III AGP, L.P.	(11)(15)	Common					66	175	241	0.02
RxSense Group LLC	(11)(15)	Common					14	284	665	0.05
US Heart And Vascular Holdings LLC	(11)(15)	Common					100	106	63	0.01
								1,850	3,007	0.25
Health Care Technology
DeLorean Purchaser, Inc.	(12)(13)(15)	Common					3,043	3,043	3,043	0.24
								3,043	3,043	0.24
Insurance
Accelerate Topco Holdings LLC	(11)(15)	Common					6	222	368	0.03
IMG Blocker Buyer Parent, LLC	(11)(15)	Preferred					48	571	646	0.05
IMG Blocker Buyer Parent, LLC	(3)(11)(15)	Common					—	6	6	—
Integrity Marketing Group, LLC	(11)(15)	Preferred					147	181	196	0.02
LEP McLarens Co-Invest, L.P.	(11)(15)	LP Units					40	132	122	0.01
LEP Pequod Holdings LP	(3)(11)(15)	Common					—	—	—	—
OHCP V GA COI, L.P.	(11)(15)	Preferred					11	13	15	—
OHCP V GA COI, L.P.	(11)(15)	Common					98	119	133	0.01
Unison Risk Advisors Inc.	(12)(13)(15)	Common					1,820	2,857	2,857	0.23
								4,101	4,343	0.35
IT Services
DT1 Midco Corp	(12)(13)(15)	Common					2,896	2,896	2,897	0.23
OEConnection LLC	(3)(11)(15)	Common					—	321	417	0.03
Ridge Trail US Bidco, Inc.	(12)(13)(15)	Preferred					1,418	1,418	1,418	0.11
Ridge Trail US Bidco, Inc.	(12)(13)(15)	Common					34	34	34	—
Winterfell Co-Invest SCSp	(11)(15)	Common					445	673	805	0.06
								5,342	5,571	0.43
Pharmaceuticals
Creek Parent, Inc.	(6)(12)(13)(15)	Common					150	150	150	0.01
								150	150	0.01
Professional Services
Elevator Holdco, Inc. Common Stock	(3)(11)(15)	Common					—	453	382	0.03
Marina Acquisition, Inc.	(3)(12)(13)(15)	Common					—	231	226	0.02
TVG-KUSRP Holdings, LP	(11)(15)	Preferred					232	285	257	0.02
								969	865	0.07

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2024

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate Floor	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software
Concord Global Acquisition, LLC,	(12)(13)(15)	Common					3	$2,667	$2,667	0.21%
Eclipse Buyer, Inc.	(12)(13)(15)	Preferred					1	5,020	4,959	0.40
North Star Acquisition Aggregator, L.P.	(6)(11)(15)	Common					336	362	475	0.04
								8,049	8,101	0.65
Technology Hardware, Storage and Peripherals
Victors Purchaser, LLC	(12)(13)(15)	LP Units					333	333	333	0.03
								333	333	0.03
Trading Companies and Distributors
Graffiti Parent, LP	(11)(15)	Common					2	522	275	0.02
Kele Holdings, Inc.	(3)(11)(15)	Common					—	187	229	0.02
								709	504	0.04
Total Equity Investments								42,132	44,393	3.55
Total Investments - non-controlled/non-affiliated								2,132,063	2,131,829	171.00%

Cash Equivalents
BlackRock Liquidity T-Fund - Institutional Shares	(14)							62,915	62,915	5.05
Total Cash Equivalents								62,915	62,915	5.05
Total Investments and Cash Equivalents								$2,194,978	$2,194,744	176.05%

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
2.
The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), Prime Rate (“Prime” or “P”), Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Index Average (“SONIA” or “SON”) or other relevant benchmark, which reset daily, monthly, quarterly, semi-annually or annually. For each such investment, the Company has provided the spread over reference rates and the current contractual interest rate in effect on December 31, 2024. Certain investments are subject to an interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
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

The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies. As of December 31, 2025, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and include: Antares Strategic Credit SPV LLC (“A-Star SPV”) and A-Star Equity Holdings LLC (“A-Star Equity”, and collectively with A-Star SPV, the “Subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.

Note 2. Significant Accounting Policies

Basis of Presentation

Annual consolidated financial statements and related financial information have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the requirements for reporting on Form 10-K and Articles 6-10 of Regulation S-X. The Company is considered an Investment Company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”), and pursuant to Regulation S-X. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Organization and Offering Expenses

Organization costs include costs relating to the formation and organization of the Company, and are expensed as incurred. For the year ended December 31, 2025, the Company did not incur any organization costs. For the year ended December 31, 2024, the Company incurred $51 in organization costs. These amounts are included in due to affiliates on the Consolidated Statements of Assets and Liabilities as of December 31, 2025 and 2024.

Costs associated with the Company’s offering of Common Shares are capitalized and included as deferred offering costs on the Consolidated Statements of Assets and Liabilities and will be amortized over a twelve-month period from the date of incurrence. For the year ended December 31, 2025, the Company incurred $81 of offering costs and amortized $142. For the year ended December 31, 2024, the Company incurred $258 of offering costs and amortized $230, respectively. For the period August 31, 2023 (inception) to December 31, 2023, the Company incurred $63 of offering costs and amortized zero.

As of December 31, 2025 and 2024, the Company had $30 and $91 in deferred offering costs, respectively, which were included on the Consolidated Statements of Assets and Liabilities.

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

Interest Rate Swaps

The Company uses interest rate swaps to hedge the Company's fixed rate debt. The Company designated the interest rate swaps as the hedging instruments in an effective hedge accounting relationship, and therefore the periodic payments are recognized as components of interest and debt expenses in the Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of each interest rate swap is either included as a derivative asset or liability at fair value on the Company's Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is offset by a change in the carrying value of the fixed rate debt. Any amounts paid to the counterparty to cover collateral obligations under the terms of the interest rate swap agreements are included in cash collateral held at broker on the Company's Consolidated Statements of Assets and Liabilities.

Revenue Recognition

The Company generates revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from equity investments in portfolio companies. The senior and subordinated debt investments bear interest at a fixed or floating rate, and is generally payable quarterly or semi-annually. In some cases, some of the Company's investments provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt investments and any accrued but unpaid PIK interest generally become due at the maturity date. Original issue discounts and market discounts or premiums are capitalized, and the Company accretes or amortizes such amounts as interest income. In addition, the Company generates revenue from various fees in the ordinary course of business such as in the form of structuring, consent, waiver, amendment, syndication and other miscellaneous fees.

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

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the Portfolio Company and are expected to be collected. Such income is included in payment-in-kind dividend income on the Consolidated Statements of Operations. Dividend income on common equity securities is recorded on the record date for portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. Such income is included in dividend income on the Consolidated Statements of Operations.

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

Distributions

To the extent that the Company has taxable income available, the Company intends to make monthly distributions to its shareholders. Distributions to shareholders are recorded on the record date. All distributions will be paid at the discretion of the Board and will depend on the Company’s earnings, financial condition, maintenance of the Company’s tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time.

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

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the income tax disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and is to be applied prospectively, with an option for retrospective application. The Company adopted ASU 2023-09 on December 31, 2025, and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

For the years ended December 31, 2025 and 2024, the Company recognized $20,800 and $6,827, of management fees, before impact of waived fees, respectively. For the year ended December 31, 2025, no management fees were waived, and for the year ended December 31, 2024, the Adviser elected to waive $5,058 of management fees. As of December 31, 2025 and 2024, management fees payable balances were $6,209 and $1,769, respectively.

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

For the year ended December 31, 2025, the Company incurred income based incentive fees of $23,522 and recorded a reversal of capital gains incentive fees of ($330), before impact of waived fees. Gross capital gains incentive fee is net of reversal on accrued capital gains incentive fees. For the year ended December 31, 2024, the Company incurred income based incentive fees of $11,423 and capital gains incentive fees of $330, before impact of waived fees.

For the years ended December 31, 2025 and 2024, the Company reversed $165 and zero of previously recorded incentive fee waiver, respectively.

As of December 31, 2025 and 2024, total incentive fees payable balances were $6,920 and $2,320, respectively.

Licensing Agreement

As part of the Investment Advisory Agreement, the Adviser, on behalf of Antares Holdings LP, agreed to grant the Company a fully paid- up, royalty-free, non-exclusive, non-transferable license to use “Antares” for specified purposes in the Company’s business, during the term of the Investment Advisory Agreement. Other than with respect to this limited license, the Company will have no legal right to the “Antares” name.

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

The Company reimburses the Administrator for its costs, expenses and allocable portion of overhead (including compensation of personnel performing administrative duties) in connection with the services performed for the Company pursuant to the terms of the Administration Agreement. For the years ended December 31, 2025 and 2024, the Company incurred administrative service fees of $623 and $683, respectively.

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

The Company has paid the Placement Agent a one-time implementation fee of $5 and will pay a recurring annual fee ranging between 0.0035% - 0.0050% of the Company's net assets in excess of $1.7 billion, subject to a minimum annual fee of $25. The Company will also pay reasonable, pre-approved out-of-pocket expenses incurred by the Placement Agent in connection with the services provided pursuant to the Placement Agreements.

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

For the years ended December 31, 2025 and 2024 the Adviser provided no expense support pursuant to the Expense Support Agreement. The Company’s obligation to make a reimbursement payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month. For the years ended December 31, 2025 and 2024, no Reimbursement Payments were made by the Company to the Adviser. For the period from August 31, 2023 (inception) to December 31, 2023, the Company incurred organization and offering costs of $321 and board of trustees’ fees of $9, and the adviser executed the Expense Support Agreement to waive the $330 in expenses, to result in zero organization and offering costs and board of trustees’ fees.

Co-Investment Activity

The Company and the Adviser have received an exemptive order (the “Order”) from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and/or its affiliates, subject to certain terms and conditions. Under the terms of the Order, a majority of our Independent Trustees must reach certain conclusions in connection with certain co-investment transactions (e.g., in the case of follow-on investments in an existing issuer in which affiliates, but not the Company, have an existing investment, and non-pro rata follow-on investments in, and dispositions of, securities of an existing issuer), including that (i) the terms of the proposed transaction are reasonable and fair to the Company and its shareholders and do not involve overreaching in respect of the Company or its shareholders on the part of any person concerned, and (ii) the transaction is consistent with the interests of the Company's shareholders and is consistent with the Company’s then-current investment objectives and strategies. The Company may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). The co-investment would generally be allocated to us and the other Antares Lending Platform funds that target similar assets in accordance with the Adviser’s allocation policy. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us.

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value was as follows:

	December 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$4,067,531	$4,062,930	95.69%	$2,088,592	$2,086,175	97.86%
Unsecured Debt	18,854	18,809	0.44	1,339	1,261	0.06
Equity Investments	83,670	92,652	2.18	42,132	44,393	2.08
Short-Term Investments (1)	71,644	71,644	1.69	—	—	—
Total Investments	$4,241,699	$4,246,035	100.00%	$2,132,063	$2,131,829	100.00%
(1)
Beginning in the reporting period ended June 30, 2025, the Company has made a prospective presentation change to reclassify money market fund investments as short-term investments. As of December 31, 2024, the amortized cost and fair value of money market investments held by the Company was $62,915.

As of both December 31, 2025 and 2024 there was one Portfolio Company with loans on non-accrual status (fair value of $2,591 and $3,375, respectively).

The industry composition of the Company's non-controlled, non-affiliated investments (at fair value) was as follows:

	December 31, 2025	December 31, 2024
Software	15.82%	10.27%
Financial Services	7.96	6.42
Insurance	7.61	8.78
Healthcare Providers and Services	7.45	6.59
Commercial Services and Supplies	7.44	8.25
Diversified Consumer Services	6.52	8.84
Health Care Technology	6.27	5.20
Professional Services	5.68	7.05
IT Services	3.55	4.88
Chemicals	3.45	2.76
Healthcare Equipment and Supplies	2.87	1.93
Containers and Packaging	2.31	1.32
Distributors	2.07	2.80
Capital Markets	1.79	1.68
Pharmaceuticals	1.40	0.72
Industrial Conglomerates	1.32	1.45
Construction & Engineering	1.16	1.27
Energy Equipment and Services	1.15	2.07
Hotels, Restaurants and Leisure	1.14	2.33
Electronic Equipment, Instruments and Components	1.01	1.93
Building Products	0.86	1.53
Wireless Telecommunication Services	0.85	0.26
Automobile Components	0.83	1.56
Machinery	0.81	0.71
Electrical Equipment	0.67	0.43
Construction Materials	0.63	0.78
Air Freight and Logistics	0.61	0.22
Specialty Retail	0.59	0.53
Gas Utilities	0.59	—
Food Products	0.59	0.89
Household Products	0.58	0.01
Life Sciences Tools & Services	0.57	0.45
Media	0.57	1.95
Technology Hardware, Storage and Peripherals	0.51	0.63
Diversified Telecommunication Services	0.49	0.60
Aerospace and Defense	0.37	0.45
Oil, Gas and Consumable Fuels	0.33	0.64
Real Estate Management and Development	0.32	0.32
Textiles, Apparel and Luxury Goods	0.31	0.21
Transportation Infrastructure	0.27	—
Trading Companies and Distributors	0.26	0.74
Beverages	0.15	0.21
Broadline Retail	0.13	0.22
Personal Care Products	0.08	—
Independent Power and Renewable Electricity Producers	0.05	—
Ground Transportation	0.01	0.01
Leisure Products	—	0.11
Total	100.00%	100.00%

The geographic composition of the Company's non-controlled, non-affiliated investments (at amortized cost and fair value) was as follows:

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$4,108,332	$4,112,590	98.52%	203.83%
Canada	42,794	42,905	1.03	2.13
Australia	18,929	18,896	0.45	0.94
Total	$4,170,055	$4,174,391	100.00%	206.90%

	December 31, 2024
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,084,714	$2,085,783	97.84%	167.31%
Canada	47,349	46,046	2.16	3.69
Total	$2,132,063	$2,131,829	100.00%	171.00%

Note 5. Derivatives

In connection with the issuance of the 2025 Notes, the Company entered into an interest rate swap agreement with the Royal Bank of Canada as counterparty pursuant to a International Swaps and Derivatives Association, Inc. Master Agreement (the "ISDA Master Agreement"). As of December 31, 2025, the Company paid $3,180 to cover collateral obligations under the terms of the interest swap agreement, which is included in cash collateral held at broker on the Consolidated Statements of Assets and Liabilities.

Certain information related to the Company’s interest rate swap is presented below as of December 31, 2025.

Counterparty	Notional amount	Maturity date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Royal Bank of Canada	$500,000	3/30/2030	$—	$2,951	Derivative liability at fair value
			$—	$2,951

The Company’s interest rate swap has been designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the year ended December 31, 2025 are in the following locations in the Consolidated Statements of Operations. There were no derivatives designated in a qualifying hedge accounting relationship for the year ended December 31, 2024.

Derivative Instrument	Financial Statement Location	Year ended December 31, 2025
Interest rate swaps	Interest and debt expenses	$2,951
Hedged items	Interest and debt expenses	(2,951)
		$—

The table below presents the carrying value of the 2025 Notes as of December 31, 2025 that is designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from the current hedging relationships included in such carrying value:

As of December 31, 2025
Description	Carrying Value	Cumulative Hedging Adjustment
2025 Notes	$497,049	$(2,951)

Note 6. Fair Value Measurements

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

The following tables present the fair value hierarchy of financial instruments according to the fair value hierarchy as described in Note 2. Significant Accounting Policies of these consolidated financial statements:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Secured Debt	$—	$550,317	$3,512,613	$4,062,930
Unsecured Debt	—	—	18,809	18,809
Equity Investments	—	—	92,652	92,652
Total non-controlled/non-affiliated investments	—	550,317	3,624,074	4,174,391
Short-Term Investments	71,644	—	—	71,644
Total Investments at fair value	$71,644	$550,317	$3,624,074	$4,246,035
Interest rate swaps	—	(2,951)	—	(2,951)
Total Assets and Liabilities, at fair value	$71,644	$547,366	$3,624,074	$4,243,084

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Secured Debt	$—	$309,379	$1,776,796	$2,086,175
Unsecured Debt	—	—	1,261	1,261
Equity Investments	—	—	44,393	44,393
Total Investments before Cash Equivalents	—	309,379	1,822,450	2,131,829
Money Market Fund	62,915	—	—	62,915
Total Investments including Cash Equivalents	$62,915	$309,379	$1,822,450	$2,194,744

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine fair value for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$1,776,796	$1,261	$44,393	$1,822,450
Purchase of investments (including received in-kind)	2,052,865	17,511	42,446	2,112,822
Proceeds from sale of investments and principal repayments	(310,972)	—	(1,475)	(312,447)
Net accretion of discounts and amortization of premiums	4,496	3	—	4,499
Net realized gains (losses) on investments	(661)	—	570	(91)
Net change in unrealized appreciation (depreciation) on investments	1,899	34	6,718	8,651
Transfers out of Level 3	(11,810)	—	—	(11,810)
Fair value, end of period	$3,512,613	$18,809	$92,652	$3,624,074
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at December 31, 2025	$1,641	$34	$6,978	$8,653

	Year Ended December 31, 2024
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$—	$—	$—	$—
Purchase of investments (including received in-kind)	1,948,916	1,339	44,268	1,994,523
Proceeds from sale of investments and principal repayments	(171,782)	—	(2,450)	(174,232)
Net accretion of discounts and amortization of premiums	2,305	—	—	2,305
Net realized gains (losses) on investments	4	—	314	318
Net change in unrealized appreciation (depreciation) on investments	(2,647)	(78)	2,261	(464)
Fair value, end of period	$1,776,796	$1,261	$44,393	$1,822,450
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at December 31, 2024	$(2,647)	$(78)	$2,261	$(464)

Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the year ended December 31, 2025, transfers to (out of) Level 3 were a result of changes in the observability of significant inputs for certain portfolio companies.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2025
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Secured Debt	$2,432,284	Market yield analysis	Market yield discount rates	7.12%	29.10%	8.65%
	1,035,757	Recent transaction	Transaction price	N/A	N/A	N/A
	44,572	Market quotation	Quote	N/A	N/A	N/A
Total Secured Debt	3,512,613

Unsecured Debt	2,202	Market yield analysis	Market yield discount rates	11.38%	16.50%	14.65%
	16,607	Recent transaction	Transaction price	N/A	N/A	N/A
Total Unsecured Debt	18,809

Equity Investments	66,806	Comparable company analysis	EBITDA multiples	0.2x	29.5x	14.9x
	12,279	Market yield analysis	Market yield discount rates	8.63%	14.45%	12.09%
	13,567	Recent Transaction	Transaction Price	N/A	N/A	N/A
Total Equity Investments	92,652
Total	$3,624,074

	December 31, 2024
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Secured Debt	$1,217,098	Market yield analysis	Market yield discount rates	7.67%	22.48%	9.35%
	61,667	Market quotation	Quote	95.94	100.94	99.86
	498,031	Recent transaction	Transaction price	97.03	100.00	99.41
Total Secured Debt	1,776,796

Unsecured Debt	1,261	Market yield analysis	Market yield discount rates	14.62%	17.48%	16.89%

Equity Investments	29,116	Comparable company analysis	EBITDA multiples	1.2x	31.5x	14.9x
	15,277	Recent Transaction	Transaction Price	100.00%	100.00%	100.00%
Total Equity Investments	44,393
Total	$1,822,450
(1)
As of December 31, 2025, included within the fair value of Level 3 assets of $3,624,074 is an amount of $1,110,503 for which the Adviser did not develop the unobservable inputs (examples include broker quotes and transaction prices). As of December 31, 2024, included within the fair value of Level 3 assets of $1,822,450 is an amount of $574,975 for which the Adviser did not develop the unobservable inputs (examples include broker quotes and transaction prices).
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

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. As of December 31, 2025 and 2024, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and the 2025 Notes, approximate fair value due to their short maturities. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.

The following are the carrying values and fair values of the Company’s debt as of December 31, 2025 and 2024.

	As of December 31, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt (1)	$2,145,441	$2,147,142	$918,277	$918,277
(1)
As of December 31, 2025, carrying value is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship related to the 2025 Notes. See Note 5 for additional information.

Note 7. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2025 and 2024, the Company’s asset coverage was 193.77% and 235.76%, respectively.

Debt outstanding

The Company’s outstanding debt obligations were as follows:

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Amount Available (3)
SG Facility	$1,400,000	$1,028,014	$1,028,014	$371,986	$221,110
Revolving Credit Facility	875,000	620,378	620,378	254,622	254,622
2025 Notes	500,000	500,000	497,049	N/A	N/A
Total	$2,775,000	$2,148,392	$2,145,441	$626,608	$475,732

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Amount Available (3)
SG Facility	$1,000,000	$666,393	$666,393	$333,607	$86,473
Revolving Credit Facility	725,000	251,884	251,884	473,116	473,116
Total	$1,725,000	$918,277	$918,277	$806,723	$559,589
(1)
The carrying value of the Company’s debt obligations is used as an approximate to fair value. The fair value of these debt obligations would be categorized as Level 3 under the ASC 820 fair value level hierarchy as of December 31, 2025 and 2024. Carrying values do not include impact of deferred financing costs. The carrying value for the 2025 Notes as of December 31, 2025 is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship. See Note 5 for additional information.
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

The initial maximum principal amount under the SG Facility was $450 million and included an accordion provision to permit increases to the total facility amount up to a maximum of $1 billion, subject in each case to the satisfaction of certain conditions, and, for any increases above $750 million, consent of the Agent and the lenders. Proceeds from loans made under the SG Facility may be used for A-Star SPV’s general corporate purposes, to fund collateral obligations acquired by A-Star SPV, to pay certain fees and expenses and to make distributions to the Company, subject to certain conditions set forth in the SG Facility. Revolving loans borrowed under the SG Facility may be repaid and reborrowed until the end of the revolving period, which can occur no later than January 19, 2027 (unless extended), and all amounts outstanding under the SG Facility must be repaid by January 19, 2029.

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

As of December 31, 2025 and 2024, the Company was in compliance with all covenants associated with the SG Facility.

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

The Company may borrow amounts in U.S. dollars or certain other permitted currencies under the Revolving Credit Facility. Advances under the Revolving Credit Facility drawn in U.S. dollars initially bore interest at a per annum rate equal to 0.75% or 0.875% plus an “alternate base rate” (as described in the Agreement) in the case of any ABR Loan (as defined therein) and 1.75% or 1.875% plus the relevant benchmark rate in the case of any other loan, in each case, depending on the Company’s rate option election and borrowing base (as of the most recently delivered borrowing base certificate delivered under the Agreement). Advances under the Revolving Credit Facility drawn in currencies other than U.S. dollars bear interest at certain local rates consistent with market standards. The Company initially paid a fee of 0.375% on average daily undrawn amounts under the Revolving Credit Facility. The initial principal amount of the Revolving Credit Facility was $675.0 million. The availability period under the Facility will terminate on November 25, 2029 and the Facility will mature on November 25, 2030.

On August 9, 2024, the Company entered into a Commitment Increase Agreement (the “Commitment Increase Agreement”) among the Company, Deutsche Bank AG New York Branch, as the increasing lender (the “Increasing Lender”) and JPMorgan Chase Bank, N.A., as administrative agent, pursuant to the Revolving Credit Facility. The Commitment Increase Agreement provides for an increase in the Revolving Credit Facility from the Increasing Lender’s commitment, thereby bringing aggregate commitments of the lenders under the Revolving Credit Facility from $675.0 million to $725.0 million through the accordion feature in the Revolving Credit Facility. The accordion feature in the Revolving Credit Facility initially allowed the Company, under certain circumstances, to increase the total size of the facility to a maximum aggregate commitment of $1.025 billion.

On November 25, 2025, the Company amended and restated its senior secured Revolving Credit Facility. The amended Revolving Credit Facility provided for, among other things, (i) an extension of the revolver availability period from July 2028 to November 2029, (ii) an extension of the final maturity date from July 2029 to November 2030, (iii) an increase of the total facility amount from $725.0 million to $875.0 million, (iv) a reduction of the commitment fee from 0.375% to 0.325%, (v) an increase of the accordion provision from $1.025 billion to $1.312 billion, (vi) a reduction of the applicable margin in the case of any ABR Loan from 0.75% or 0.875% to 0.65% or 0.775% and in the case of any other loan 1.75% or 1.875% to 1.65% or 1.775% depending on the Company’s rate option election and borrowing base, and (vii) a reset of the minimum shareholders’ equity test.

2025 Notes

On September 30, 2025, the Company entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $500 million in aggregate principal amount of its Series A Senior Notes (the “2025 Notes”) to institutional investors in a private placement. The 2025 Notes have a fixed interest rate of 5.76% per annum and are due on September 30, 2030. Interest on the 2025 Notes will be due semi-annually. These interest rates are subject to increase (up to a maximum increase of 2.00% above the stated rate for the 2025 Notes) in the event that, subject to certain exceptions, the 2025 Notes cease to have an investment grade rating and the Company’s secured debt ratio exceeds certain thresholds. In addition, the Fund is obligated to offer to repay the 2025 Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest if certain change in control events occur. The 2025 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured, unsubordinated indebtedness issued by the Company.

In connection with the 2025 Notes, the Company entered into an interest rate swap to more closely align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 5.76% and pays a floating interest rate of the three-month SOFR plus 2.38% on a notional amount of $500 million. The Company designated the interest rate swap as the hedging instrument in an effective hedge accounting relationship. See Note 5 for more information regarding the interest rate swap.

Foreign Currency Transactions and Translations

The Company’s outstanding foreign-denominated debt obligations were as follows:

	December 31, 2025
	Original Principal Amount (Local)	Original Principal Amount (USD)	Outstanding Principal	Unrealized Gain (Loss)
Canadian Dollar	74,100	$54,091	$53,993	$98
European Euro	7,700	9,027	9,044	(17)
Great British Pound	6,200	8,198	8,355	(157)
Total		$71,316	$71,392	$(76)

	December 31, 2024
	Original Principal Amount (Local)	Original Principal Amount (USD)	Outstanding Principal	Unrealized Gain (Loss)
Canadian Dollar	74,100	$54,091	$51,490	$2,601
Great British Pound	7,000	8,959	8,786	173
Total		$63,050	$60,276	$2,774

Interest and Debt Expenses

The components of interest and debt expenses were as follows:

	Year Ended December 31,
	2025	2024
Stated interest expense	$80,439	$18,011
Net contractual interest rate swap expense	950	—
Facility unused fees	3,369	2,692
Amortization of deferred financing costs	3,016	1,372
Total interest and debt expenses	$87,774	$22,075
Cash paid for interest expenses	$82,954	$16,949
SG Facility weighted average interest rate	5.91%	6.84%
SG Facility average debt outstanding	$880,502	$243,339
Revolving Credit Facility weighted average interest rate	6.18%	6.78%
Revolving Credit Facility average debt outstanding	$327,095	$28,207
2025 Notes weighted average interest rate	6.31%	N/A
2025 Notes average debt outstanding	$127,397	N/A

Stated interest expense for the year ended December 31, 2025 was driven by approximately $1,334,994, of average debt outstanding (at an average effective interest rate, of 6.02%) related to borrowings for investments and expenses. Weighted average interest rates do not include impact of unused commitment fees or amortization of deferred financing costs.

Stated interest expense for the year ended December 31, 2024 was driven by approximately $272,897, of average debt outstanding (at an average effective interest rate of 6.82%) related to borrowings for investments and expenses.

As of December 31, 2025 and 2024, $12,454 and $3,108 of interest expense and $219 and $646 of unused commitment fees, respectively, were included in interest payable on the Consolidated Statements of Assets and Liabilities.

Note 8. Commitments and Contingencies

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

Unfunded commitments

The Company’s investment portfolio contains revolving line of credit, delayed draw or equity commitments, which require the Company to fund when requested by the portfolio companies. As of December 31, 2025 and 2024, the Company had unfunded investment commitments in the aggregate par amount of $1,143,533 and $639,857, respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.

Off balance sheet risk

Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Assets and Liabilities. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. As of December 31, 2025 and 2024, there were no commitments outstanding for derivative contracts.

Legal proceedings

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2025 and 2024, management is not aware of any material pending legal proceedings individually or in the aggregate.

Note 9. Net Assets

In connection with its formation, the Company has the authority to issue an unlimited number of Common Shares. On September 7, 2023, an affiliate of the Adviser subscribed for 1,000 shares of the Company’s Common Shares at $25.00 per share. The Company issues Common Shares in the Private Offering on a monthly basis at an offering price generally equal to the net asset value per Common Share.

On January 19, 2024, the Company issued approximately 12 million shares of the Company’s Common Shares, par value $0.001 per share, for an aggregate offering price of approximately $300.0 million, at $25.00 per Common Share. Concurrently, Antares Holdings LLC (or an affiliate thereof) contributed approximately $300.0 million of assets in exchange for the 12 million Common Shares issued at $25.00 per Common Share, and additionally sold approximately $241.6 million of investment commitments to the Company. All of the contributed and purchased assets were originated by affiliates of the Adviser within the past 5 years from the transaction date. On April 1, 2024, Antares Holdings LLC (or an affiliate thereof) sold 12,001,000 Common Shares for an aggregate consideration of approximately $301.6 million at a price of $25.13 per Common Share. As of December 31, 2025 and 2024, no entity with an advisory relationship with Antares or its affiliates, including the Company, as appropriate given the context of the disclosure (including the Adviser) (“Adviser Parties”) own Common Shares of the Company.

The Company determines net asset value (the “NAV”) for Common Shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV).

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

The following table summarizes transactions in Common Shares during the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025		2024
	Shares	Amount	Shares	Amount
Issuance of shares	30,129,936	$767,126	48,004,016	$1,212,531
Reinvestment of distributions	3,021,119	77,414	818,023	20,975
Repurchase of shares	(2,618,441)	(66,561)	—	—
Net increase (decrease)	30,532,614	$777,979	48,822,039	$1,233,506

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

Under the share repurchase program, to the extent the Company offers to repurchase shares in any particular semi-annual period, the Company expects to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable semi-annual period, except that shares that have not been outstanding for at least six months from the end of the Non-Tender Period will be subject to an early repurchase deduction of 5%. Shareholders are required to agree pursuant to the terms of the Subscription Agreement that they will not tender Shares in a tender offer with a valuation date that is within the 12-month period following the issue date of such tendered Shares (the “Non-Tender Period”). The early repurchase deduction will reduce the repurchase proceeds. The Early Repurchase Deduction may be waived, at the Company’s discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

The following table summarizes the total shares repurchased that were validly tendered and not withdrawn in tender offers under the Share Repurchase Program during the year ended December 31, 2025. There were no shares repurchased under the Share Repurchase Program during the year ended December 31, 2024.

Repurchase Deadline Request	Percentage of Outstanding Common Shares Offered to Repurchase (1)	Repurchase Pricing Date	Amount Repurchased	Number of Common Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)
December 23, 2025	7.50%	December 31, 2025	$66,561	2,618,441	3.94%
(1)
Percentage is based on total shares outstanding as of the close of the previous semi-annual period. All repurchase requests were satisfied in full.

Distributions

The Company authorizes and declares distribution amounts per Common Share payable monthly in arrears. The following tables present distributions that were declared during the years ended December 31, 2025 and 2024:

Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
March 31, 2025	April 30, 2025	$0.5667	$0.0315	$0.5982	$34,398
June 25, 2025	July 31, 2025	0.5705	0.0317	0.6022	40,069
September 30, 2025	November 3, 2025	0.5772	0.0160	0.5932	44,219
December 30, 2025	January 30, 2026	0.5773	0.0160	0.5933	48,635
Total		$2.2917	$0.0952	$2.3869	$167,321

Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
March 29, 2024	April 30, 2024	$0.5300	$—	$0.5300	$6,361
June 28, 2024	July 25, 2024	0.6300	—	0.6300	13,606
September 27, 2024	October 25, 2024	0.6500	—	0.6500	26,341
December 31, 2024	January 30, 2025	0.5800	0.0800	0.6600	32,223
Total		$2.3900	$0.0800	$2.4700	$78,531
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

Note 10. Financial Highlights

The following are the financial highlights for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024 (1)
Per Share Data:
Net assets, beginning of period	$25.53	$25.00
Net investment income (loss) (2)	2.34	2.81
Net realized and change in unrealized appreciation (depreciation) (3)	(0.06)	0.19
Net increase (decrease) in net assets resulting from operations	2.28	3.00
Distributions declared (4)	(2.39)	(2.47)
Total increase (decrease) in net assets	(0.11)	0.53
Net assets, end of period	$25.42	$25.53
Common Shares outstanding, end of period	79,355,653	48,823,039
Total return based on net asset value (5)	9.17%	12.36%
Ratios:
Total expenses to average net assets gross of fee waivers	8.25%	6.60%
Net expenses to average net assets net of fee waivers	8.26%	4.42%
Net investment income to average net assets	9.87%	13.42%
Portfolio turnover rate (6)	13.46%	21.62%
Supplemental Data:
Net assets, end of period	$2,017,605	$1,246,661
Asset coverage ratio (7)	193.77%	235.76%
(1)
The Company commenced operations on January 19, 2024. Metrics are based on the period of January 19, 2024 through December 31, 2024. Ratios are annualized except for non-recurring income and expenses (organization and offering expenses, incentive fees on capital gains and incentive fee waiver).
(2)
The per share data was derived by using the weighted average shares outstanding during the period.
(3)
The per share data includes a balancing figure that is derived from the other amounts presented in this schedule.
(4)
The per share data was derived using the actual shares outstanding at the date of the relevant transaction (See Note 9).
(5)
Total return (not annualized) is calculated as the change in net assets per share during the period, plus distributions per share (assuming distributions are reinvested in accordance with the Company’s distribution reinvestment plan), divided by the net assets per share at the beginning of the period.
(6)
Portfolio turnover rate (not annualized) is calculated using the lesser of the year-to-date sales or year-to-date purchases over the average of the invested assets at fair value for the period reported. Ratio does not include impact of short-term investments.
(7)
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.

Note 11. Income Taxes

The Company has elected to be regulated as a BDC under the 1940 Act as of January 19, 2024. The Company did not meet the requirements to be treated as a RIC under Subchapter M of the Code until April 1, 2024. The Company has elected to be treated as a RIC for the year ended December 31, 2025 and intends to qualify each taxable year thereafter. As a RIC, the Company generally is not subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains that it timely distributes as dividends for U.S. federal income tax purposes to its stockholders. To qualify to be treated as a RIC, the Company is required to meet certain source of income and asset diversification requirements, and to timely distribute dividends out of assets legally available for distributions to its stockholders of an amount generally equal to at least 90% of the sum of its net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, for each taxable year.

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

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, distribution in excess of income and non-deductible expenses, among other items. To the extent these differences are permanent, they are charged or credited to paid in capital, accumulated net distributable earnings (losses), as appropriate. For the years ended December 31, 2025 and 2024, permanent differences were as follows:

	Year Ended December 31,
	2025	2024
Accumulated net distributable earnings (losses)	$227	$(710)
Paid-in capital in excess of par value	(227)	710

During the years ended December 31, 2025 and 2024, permanent differences were related to non-deductible expenses.

The following reconciles the increase in net assets resulting from operations to taxable income for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Net increase (decrease) in net assets resulting from operations	$160,286	$91,661
Net unrealized (appreciation) depreciation	342	(2,483)
Realized gain (loss) for tax not included in book income	(2,347)	—
Net income from operations prior to April 1, 2024 not included in taxable income	—	(7,337)
Capital loss carried forward	5,988	—
Other non-deductible expenses and excise taxes	635	480
Other book/tax differences	(646)	(1,369)
Total taxable income	$164,258	$80,952

The components of accumulated net distributable earnings (losses) as calculated on a tax basis for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Undistributed ordinary income	$5,719	$8,782
Accumulated capital and other losses	(5,988)	—
Accumulated net unrealized appreciation (depreciation)	3,718	3,223
Other book/tax differences	2,163	415
Total accumulated net distributable earnings (losses)	$5,612	$12,420

The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, for the years ended December 31, 2025 and 2024 is as follows:

	Year Ended December 31,
	2025	2024
Gross tax unrealized appreciation	$19,507	$4,977
Gross tax unrealized depreciation	(18,669)	(1,754)
Net unrealized appreciation (depreciation)	$838	$3,223

Tax cost	$4,240,123	$2,194,239

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily due to significant modification of debt securities.

Capital losses are generally eligible to be carried forward indefinitely and retain their status as short-term or long-term in the manner originally incurred by the Company. The Company incurred capital losses for the years ended December 31, 2025 and 2024 as follows:

	Year Ended December 31,
	2025	2024
Short-term capital loss	$(2,600)	$—
Long-term capital loss	(3,388)	—

The tax character of distributions paid may differ from the character of distributions shown in the Statements of Changes in Net Assets due to short-term capital gains being treated as ordinary income for tax purposes. The tax character of distributions paid during the tax years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Distributions paid from Ordinary Income	$167,321	$72,170

For the fiscal years ended December 31, 2025 and 2024, the Company designates 100% of dividends allowable pursuant to the Internal Revenue Code 163(j) as interest income eligible for income inclusion for corporate shareholders.

A-Star Equity Holdings LLC, a wholly owned subsidiary formed in 2024, is a Delaware LLC which has elected to be treated as a corporation for U.S. tax purposes. As such, A-Star Equity Holdings LLC is subject to U.S. federal, state and local taxes. For the Company's tax year ended December 31, 2025, A-Star Equity Holdings LLC activity resulted in a $2,213 provision for income taxes, of which $1,917 represents a deferred tax liability and $296 represents current year tax expense. For the Company's tax year ended December 31, 2024, A-Star Equity Holdings LLC activity did not result in a material provision for income taxes.

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

Note 12. Segment Reporting

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

Note 13. Subsequent Events

The Company has evaluated events and transactions for potential recognition or disclosure through March 19, 2026. There are no subsequent events to disclose except for the following:

Subscriptions

On January 1, 2026, the Company sold and issued 4,026,200 Common Shares for an aggregate consideration of approximately $102,346 at a price of $25.42 per Common Share.

On February 1, 2026, the Company sold and issued 1,268,421 Common Shares for an aggregate consideration of approximately $32,167 at a price of $25.36 per Common Share.

The Company received $21,253 of net proceeds relating to the issuance of Common Shares for subscriptions effective March 1, 2026.

Distribution Declaration

On January 30, 2026, the Company declared a regular distribution in the amount of $0.1943 per share and a special distribution in the amount of $0.0054 per share for its Common Shares, which are payable to shareholders of record as of January 29, 2026, and will be paid on or about March 2, 2026.

On February 27, 2026, the Company declared a regular distribution in the amount of $0.1751 per share and a special distribution in the amount of $0.0049 per share for its Common Shares, which are payable to shareholders of record as of February 27, 2026, and will be paid on or about April 2, 2026.

These distributions will be paid in cash or reinvested in additional Common Shares for shareholders participating in the Company’s distribution reinvestment plan.

Distribution Reinvestment

On January 30. 2026, the Company issued 910,846 Common Shares pursuant to its distribution reinvestment plan.

Monthly Distributions and Subscriptions

Beginning in 2026, the Company intends to make monthly distributions to shareholders and accept monthly subscriptions. The Company’s monthly distributions, if any, will be determined by the Company’s Board of Trustees.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this evaluation under the framework in Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The Board and its Leadership Structure

Our business and affairs are managed under the direction of our Board. The responsibilities of the Board include, among other things, the oversight of our investment activities, oversight of our investment valuation process, oversight of our financing arrangements and corporate governance activities. Our Board consists of five members, three of whom are not “interested persons” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by our Board. We refer to these individuals as our Independent Trustees. Each Trustee will hold office until his or her death, resignation, retirement, disqualification or removal. Our Board elects our executive officers, who serve at the discretion of the Board.

Trustees

Information regarding the Board is as follows:

Name	Year of Birth	Position	Length of Time Served	Principal Occupation During Past 5 Years	Number of Portfolios in Fund Complex Overseen by Trustees (1)	Other Trusteeships/Directorships Held by Trustees
Interested Trustees
Vivek Mathew	1977	Trustee, Chief Executive Officer and President	Since 2023	Senior Managing Director and Head of Asset Management and Funding at Antares Capital	3	Trustee – Antares Private Credit Fund, Director – Antares Strategic Credit Fund II LLC
Tyler Lindblad	1963	Trustee and Vice President	Since 2023	Senior Managing Director and Chief Investment Officer at Antares Capital	3	Trustee – Antares Private Credit Fund, Director – Antares Strategic Credit Fund II LLC
Independent Trustees
Susan Bassett	1963	Trustee	Since 2023	Retired; Managing Director – Antares Capital	3	Trustee – Antares Private Credit Fund, Director – Antares Strategic Credit Fund II LLC
Chen Yi (Jean) Hsu	1967	Trustee	Since 2025	Retired; Global Head of Private Debt – CalPERS	3	Trustee – Antares Private Credit Fund, Director – Antares Strategic Credit Fund II LLC
Neil Rudd	1964	Trustee	Since 2023	Retired; Chief Operating Officer – NXT Capital	3	Trustee – Antares Private Credit Fund, Director – Antares Strategic Credit Fund II LLC
(1)
The "Fund Complex" consists of the Company, Antares Private Credit Fund and Antares Strategic Credit Fund II LLC, each managed by the Adviser.

The address for each Trustee is c/o Antares Strategic Credit Fund, 320 South Canal Street, Suite 4200, Chicago, IL 60606. While we do not intend to list our Common Shares on any securities exchange, if any class of our Common Shares is listed on a national securities exchange, our Board will be divided into three classes of Trustees serving staggered terms of three years each.

Executive Officers Who are Not Trustees

Information regarding our executive officers who are not Trustees is as follows:

Name	Year of Birth	Position	Length of Time Served	Principal Occupation During Past 5 Years
Thomas Sweeney	1983	Chief Financial Officer and Principal Accounting Officer	Since 2025	Managing Director – Antares Capital; Controller and Assistant Treasurer of BDCs – Oaktree Capital Management, L.P.
Malvika Gupta	1977	Chief Compliance Officer	Since 2023	Deputy General Counsel – Antares Capital; Attorney-Adviser and Senior Examiner – U.S. Securities Exchange Commission
Steve Rubinstein	1978	Vice President	Since 2023	Managing Director – Antares Capital
Andrew Packer	1970	Corporate Secretary	Since 2023	Managing Director, Deputy General Counsel – Antares Capital
Jim Van Pelt	1968	Treasurer	Since 2023	Treasurer – Antares Capital

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

Interested Trustees

Vivek Mathew, Trustee. Mr. Mathew is our Chief Executive Officer, President and Chairman of our Board of Trustees. Mr. Mathew is Senior Managing Director and Head of Asset Management and Funding for Antares Capital and is a member of the Antares Capital Executive Committee. He also is president of Antares Capital Advisers LLC (“Antares Capital Advisers”) and a member of the Adviser's Investment Committee. Prior to joining Antares Capital, Mr. Mathew was a managing director at J.P. Morgan Securities LLC, where he led the Global Primary CLO Business. Previously, Mr. Mathew was a vice president of Structured Finance at Deutsche Bank. Mr. Mathew received an A.B. in Economics from Harvard University. He has 26 years of industry experience and joined Antares Capital in May 2016. Mr. Mathew also serves as an interested trustee and interested director on the boards of Antares Private Credit Fund and Antares Strategic Credit Fund II LLC, respectively.

Tyler W. Lindblad, Trustee. Mr. Lindblad is a Trustee and Vice President of the Company. Mr. Lindblad was one of the founding partners of Antares Capital Corporation, which was acquired by GE Capital in 2005. GE Capital is predecessor in interest to Antares Capital. Mr. Lindblad is senior managing director and Chief Investment Officer of Antares Capital and a member of the Adviser's Investment Committee and Antares Capital Executive Committee. Mr. Lindblad also is a vice president of the Adviser. Prior to joining Antares Capital, Mr. Lindblad was a senior credit executive of lending for GE Capital’s commercial lending business in North America, where he was responsible for leading the underwriting, account management, portfolio management and risk management processes. While at GE Capital, he also served as chief risk officer of specialized finance and chief credit officer of Telecommunications, Media and Technology. Prior to forming Antares Capital Corporation, Mr. Lindblad held several roles at Heller Financial, Inc. Mr. Lindblad received a bachelor’s degree in economics from Dartmouth College and an MBA from Northwestern University Kellogg Graduate School of Management. He has 40 years of industry experience, including 29 years with Antares Capital and its predecessors in interest. Mr. Lindblad also serves as an interested trustee and interested director on the boards of Antares Private Credit Fund and Antares Strategic Credit Fund II LLC, respectively.

Independent Trustees

Susan Bassett, Trustee. Ms. Bassett served as a Managing Director at Antares Capital from 2015 to 2020 and its predecessor GE Capital from 2001 to 2015. Ms. Bassett worked in a variety of credit roles including managing the underwriting and portfolio management teams for Media and Technology, Broadly Syndicated Loans and Equity. Ms. Bassett’s last role at Antares Capital included reporting to the Chief Credit Officer with the responsibility for establishing reporting, policies and procedures for Antares Capital. From 1996-2001 Ms. Bassett was an SVP at Bank of America, responsible for originating, underwriting and managing a portfolio of leveraged middle market loans in the Northeast. In 1998 she became Portfolio Manager at an unregulated subsidiary of the bank focused on Unitranche financing for smaller middle market companies. Ms. Bassett began her career in 1986 at The Chase Manhattan Bank. After completing the credit training program, she held roles of increasing responsibility in middle market lending. Ms. Bassett earned a B.A. in Government from St. Lawrence University in 1985. Ms. Bassett joined the Board of the Company in December 2023. Mrs. Bassett also serves as an independent trustee and independent director on the boards of Antares Private Credit Fund and Antares Strategic Credit Fund II LLC, respectively.

Neil Rudd, Trustee. Mr. Rudd has over 30 years of diverse financial and business leadership experience in the middle-market commercial lending and asset management industry. He is one of the co-founders of both NXT Capital and Merrill Lynch Capital. He served as the Chief Financial and Administrative Officer of NXT Capital from its founding in 2010 until its sale in 2018. He then transitioned to the role of Chief Operating Officer of the company until his retirement in 2020. Mr. Rudd also co-founded Merrill Lynch Capital in 2001 and remained with the company until its sale in 2008. During this time, Mr. Rudd was initially the Director, Strategy and Business Development and subsequently served as Managing Director and Chief Operating Officer of the business. Mr. Rudd’s responsibilities included accounting and financial management, capital markets and fundraising, and third-party asset management. Mr. Rudd also has extensive experience in the build out, scaling and management of other corporate functions including information technology, servicing, marketing, legal, compliance and human resources. Mr. Rudd was previously the Senior Vice President of Corporate Strategy and Business Development and a Group Financial Officer of Heller Financial, Inc., a Director of Internal Audit at Transamerica Corporation and began his career as an auditor at Price Waterhouse. Mr. Rudd is currently an independent member of the board of directors of Billyard Insurance Group, a Canadian insurance brokerage, and serves as the chair of the Audit Committee. He is also an advisor to, and the Chief Financial Officer of, Palm Therapeutics, Inc., a start-up biotech company. Mr. Rudd earned a B.A. in Accounting from the University of Northern Iowa and an M.B.A. in Finance and Marketing from Northwestern University. He is a Certified Public Accountant (Inactive). Mr. Rudd joined the Board in December 2023. Mr. Rudd also serves as an independent trustee and an independent director on the boards of Antares Private Credit Fund and Antares Strategic Credit Fund II LLC, respectively.

Chen Yi (Jean) Hsu, Trustee. Ms. Hsu retired from the role of global head of Private Debt at CalPERS in 2024. Ms. Hsu sat on CalPERS Investment Underwriting Committee, Operations and Administration Committee, and Total Fund Management Committee which determine the strategies and allocation for the Total Fund. She had served in several senior management positions during her 24 years at CalPERS including Managing Investment Director for Opportunistic Strategies. Prior to joining CalPERS, Ms. Hsu was an attorney in Taiwan focusing on banking and securities as well as corporate finance. Ms. Hsu is a Fulbright Scholar with an MBA from Wharton Business School, University of Pennsylvania. She joined the Board in June 2025. Ms. Hsu also serves as an independent trustee and an independent director on the board of Antares Private Credit Fund and Antares Strategic Credit Fund II LLC, respectively.

Executive Officers Who are not Trustees

Thomas Sweeney, Chief Financial Officer and Principal Accounting Officer – Mr. Sweeney is Chief Financial Officer of the Company, Antares Private Credit Fund and Antares Strategic Credit Fund II LLC. Mr. Sweeney is also a Managing Director and a senior finance professional at Antares Capital LP. Prior to joining Antares Capital LP, Mr. Sweeney was Controller and Assistant Treasurer of BDCs at Oaktree Capital Management, L.P. from 2017 to 2025, and a Vice President of financial reporting at Fifth Street Asset Management. In addition, Mr. Sweeney provided audit services to alternative asset management industry clients at Deloitte and Touche from 2005 to 2015. Mr. Sweeney holds a BS in Accounting from the State University of New York at Binghamton and is a New York State Certified Public Accountant.

Malvika Gupta, Chief Compliance Officer – Ms. Gupta is Chief Compliance Officer of the Company, Antares Private Credit Fund and Antares Strategic Credit Fund II LLC. Ms. Gupta is also Deputy General Counsel at Antares Capital. Her practice focuses on Advisers Act and 1940 Act issues. Ms. Gupta has in-depth experience in regulatory matters and litigation involving the asset management industry, including how securities laws interact with ERISA. Prior to joining Antares Capital, Ms. Gupta served as an Attorney-Adviser and Senior Examiner in the SEC’s Private Funds Unit (PFU), where she specialized in the ERISA issues facing managers under exam. She has also worked at the U.S. Department of Labor’s EBSA on civil and criminal investigations. Her industry experience includes Merrill Lynch and Lehman, where she provided legal services regarding derivatives and other financial products. Malvika graduated from CUNY School of Law at Queens College and received her Bachelor of Arts in English and Philosophy from SUNY at Geneseo College.

Steve Rubinstein, Vice President - Mr. Rubinstein is Vice President of the Company, Antares Private Credit Fund, and Antares Strategic Credit Fund II LLC. Mr. Rubinstein is a Managing Director and Senior Portfolio Manager within the Asset Management team at Antares Capital and is part of the Investment Team responsible for managing the Company’s portfolio. Prior to joining the Asset Management team, Steve was most recently a Managing Director on the Junior Capital team where he was responsible for screening, underwriting and managing the unitranche and junior capital portfolio. Additionally, Steve serves as a member of the Antares’ Liquid Credit Investment Committee. Steve joined Antares in 2008 from Merrill Lynch Capital where he began his career and was responsible for structuring and underwriting sponsor-backed leverage finance transactions. Steve graduated with a degree in finance from the University of Wisconsin–Madison and earned his MBA from Northwestern University’s Kellogg Graduate School of Management.

Andrew Packer, Secretary – Mr. Packer is Secretary of the Company, Antares Private Credit Fund, and Antares Strategic Credit Fund II LLC. Mr. Packer has over 25 years of legal experience both in-house and at premier law firms. He currently serves as Chief Corporate Counsel for Antares Capital, where his legal responsibilities include representing the company and its affiliates with respect to corporate governance, board and committee matters, corporate finance, tax, finance, strategic initiatives, and other matters. Prior to Antares, Andrew served as senior counsel at GE Antares, where he focused on lending transactions and joint ventures, including the Senior Secured Loan Program and the Middle Market Growth Program. Previously, he held roles at Heller Financial Inc. and Altheimer & Gray after beginning his legal career with Katten Muchin Rosenman LLP. Andrew holds a bachelor’s degree in accounting and a JD degree from the University of Illinois.

Jim Van Pelt, Treasurer - Mr. Van Pelt is Treasurer of the Company, Antares Private Credit Fund, and Antares Strategic Credit Fund II LLC. Mr. Van Pelt is the Treasurer of Antares Capital. Prior to joining Antares Capital in 2016, he was a senior vice president, treasury at Golub Capital. Previously, he was vice president of structured finance at Antares Capital and was also an associate at Heller Financial, Inc. Mr. Van Pelt received a B.A. in Economics from the University of Illinois, Champaign-Urbana.

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

Audit Committee.

The audit committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the audit committee. The primary function of the audit committee is to serve as an independent and objective party to assist the Board in selecting, engaging and discharging our independent registered public accounting firm, reviewing the plans, scope and results of the audit engagement with our independent registered public accounting firm, approving professional services provided by our independent registered public accounting firm (including compensation therefore), reviewing the independence of our independent registered public accounting firm and reviewing the adequacy of our internal controls over financial reporting. The audit committee will also have principal oversight of the valuation process used to establish the Company’s NAV. The audit committee is presently composed of three persons, including Mr. Rudd, Ms. Bassett and Ms. Hsu, all of whom are considered independent for purposes of the 1940 Act. Mr. Rudd serves as the chair of the audit committee. Our Board has determined that Mr. Rudd qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act. Each of the members of the audit committee meet the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act.

A copy of the charter of the audit committee is available in print to any shareholder who requests it.

Nominating and Governance Committee.

The nominating and governance committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the nominating and governance committee, including making nominations for the appointment or election of Independent Trustees. The nominating and governance committee will also have principal oversight over the process used to approve co-investments for the Company. The nominating and governance committee consists of three persons, including Mr. Rudd, Ms. Bassett and Ms. Hsu, all of whom are considered independent for purposes of the 1940 Act. Ms. Bassett serves as the chair of the Nominating and Governance Committee.

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

Code of Ethics.

Us and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. This code of ethics at the is available on the EDGAR Database at the Commission’s internet site at http://www.sec.gov. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.

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

Compensation of Trustees

Our Trustees who do not also serve in an executive officer capacity for us or the Adviser are entitled to receive annual cash retainer fees, fees for participating in the board and committee meetings and annual fees for serving as a committee chairperson. These Trustees are Mr. Rudd, Ms. Bassett and Ms. Hsu. Amounts payable under the arrangement are determined and paid quarterly in arrears as follows:

				Annual Committee Chair Cash Retainer
Aggregate Fund Complex Net Asset Value (1)(2)	Annual Compensation	Board Meeting Fee	Audit Committee Meeting Fee	Audit	Nominating and Governance
Less than $1.5 billion	$137,500	$5,000	$2,000	$20,000	$5,000
$1.5 billion - $5.0 billion	$175,000
$5.0 billion - $10.0 billion	$212,500
More than $10.0 billion	$250,000
(1)
The “Fund Complex” consists of the Company, Antares Private Credit Fund and Antares Strategic Credit Fund II LLC.
(2)
As of December 31, 2025, the Aggregate Fund Complex’s net asset value is between $1.5 billion - $5.0 billion.

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

The following table sets forth information concerning total compensation earned by or paid to each of our Independent Trustees for the year ended December 31, 2025.

	For the Year Ended December 31, 2025
Trustee	Total Compensation from the Company	Total Compensation from the Fund Complex (1)
Neil Rudd	$141,189	$206,873
Susan Bassett	$132,045	$193,733
Chen Yi (Jean) Hsu (2)	$80,423	$117,476
(1)
The “Fund Complex” consists of the Company, Antares Private Credit Fund and Antares Strategic Credit Fund II LLC.
(2)
Ms. Hsu was appointed by the Board on June 2, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of March 19, 2026, information with respect to the beneficial ownership of our Common Shares by:

•
each person known to us to be expected to beneficially own more than 5% of the outstanding Common Shares;
•
each of our Trustees and each executive officer; and
•
all of our Trustees and executive officers as a group

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. There are no Common Shares subject to options that are currently exercisable or exercisable within 60 days of the offering.

Common Shares Beneficially Owned
Name and Address	Type of Ownership	Number	Percentage
Interested Trustees (1)
Vivek Mathew	—	—	—
Tyler Lindblad	—	—	—
Independent Trustees (1)
Susan Bassett	—	—	—
Chen Yi (Jean) Hsu	—	—	—
Neil Rudd	—	—	—
Executive Officers who are not Trustees (1)
Thomas Sweeney	—	—	—
Malvika Gupta	—	—	—
Steve Rubinstein	—	—	—
Andrew Packer	—	—	—
Jim Van Pelt	—	—	—
Other
All officers and Trustees as a group	—	—	—
(1)
The address for all of the Company’s officers and Trustees is Antares Strategic Credit Fund, c/o Antares Capital Credit Advisers LLC 320 South Canal Street, Suite 4200, Chicago, IL 60606.

The following table sets forth the dollar range of our equity securities as of December 31, 2025.

Name and Address	Dollar Range of Equity Securities in Fund (1)(2)	Dollar Range of Equity Securities in the Fund Complex (1)(3)(4)
Interested Trustees (1)
Vivek Mathew	—	—
Tyler Lindblad	—	—
Independent Trustees (1)
Susan Bassett	—	—
Chen Yi (Jean) Hsu	—	—
Neil Rudd	—	—
(1)
Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.
(2)
The dollar range of any equity securities beneficially owned by our Trustees will be based on the then-current net asset value per share.
(3)
The dollar range of equity securities beneficially owned are: none, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000 or over $100,000.
(4)
The “Fund Complex” consists of the Company, Antares Private Credit Fund and Antares Strategic Credit Fund II LLC.

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

There is no assurance we will pay distributions in any particular amount, if at all. We may fund any distributions from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings or return of capital, and we have no limits on the amounts we may pay from such sources. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including how quickly we invest the proceeds from this and any future offering and the performance of our investments. Funding distributions from the sales of assets, borrowings, return of capital or proceeds of the Private Offering will result in us having less funds available to acquire investments. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional securities will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your Common Shares.

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

We have elected to be treated, and intend to qualify annually thereafter, as a RIC under the Code. To maintain RIC tax treatment, we must distribute at least 90% of our investment company taxable income (net ordinary taxable income and net short-term capital gains in excess of net long-term capital losses), if any, to our shareholders. A RIC may satisfy the 90% distribution requirement by actually distributing dividends (other than capital gain dividends) during the taxable year. In addition, a RIC may, in certain cases, satisfy the 90% distribution requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M of the Code. If a RIC makes a spillback dividend, the amounts will be included in a shareholder’s gross income for the year in which the spillback dividend is paid.

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

The Company will be Subject to Various Conflicts of Interest Involving the Adviser Parties

The Antares Lending Platform operates in its own economic interests and neither it nor any Adviser Party (other than the Adviser) is generally obligated, or should be expected, to take into account the Company’s interests in making any decision, including with respect to the origination, terms and availability to the Company of loans and decisions with respect to an Adviser Party’s or Other Account’s interest in a loan. Moreover, when personnel of the Adviser are shared with other Adviser Parties or otherwise act on behalf of the Antares Lending Platform, an Adviser Party’s or an Other Account, such personnel have an obligation to pursue the best interests of the party on whose behalf they are acting at the time, whose interests could diverge from the best interest of the Company. As a result, a decision made by or on behalf of an Adviser Party or the Antares Lending Platform (including by shared personnel) could adversely impact the amount, price, availability, terms and subsequent decisions with respect to Portfolio Loans in which the Company ultimately invests.

Additionally, the Adviser’s indirect owners have an interest in investments held by the Antares Lending Platform (and through which are expected to invest alongside the Company in accordance with the Allocation Policy). Additionally, such owners are market participants that could compete, or cooperate with, the Company as well as, subject to the 1940 Act and the conditions of the co-investment exemptive order issued by the SEC, invest in more junior interests or competing tranches in the same Portfolio Loan as the Company. Other than when competing for an investment, the Antares Lending Platform expects to share information with such owners. Additionally, there is overlap, from time to time, between the investment activities of the Company and the Adviser’s indirect owners, and changes in market conditions can result in additional interactions between the Company and such owners.

Sourcing of Portfolio Loans Primarily from the Antares Lending Platform

The Adviser will source Portfolio Loans for the Company primarily from the Antares Lending Platform, which makes decisions in its own interest and is not required to act in the best interest of the Company with respect to, among other things, the availability, price or terms of a loan. See “Item 1A. Risk Factors—Certain Investment Risks—It is Anticipated That All or Most of the Portfolio Loans Will Be Sourced by Adviser Parties.” The Adviser will determine based on a variety of factors, including when capital is efficiently available through subscription proceeds or a leverage facility, when to recommend or initiate the Company’s acquisition of a Portfolio Loan. Acquisitions are also contingent on co-investment transaction approvals from the Board (to the extent required by the co-investment exemptive order) as well as, where relevant, other approvals including from a leverage provider or third-party loan agent. Once the Adviser agrees to purchase a Portfolio Loan for the Company, the Company bears the risk of changes in valuation as well as the borrower’s credit risk. Upon acquiring the Portfolio Loan, the Company will be entitled to the economic interests of such Portfolio Loan and therefore will receive the future interest, fees and principal payments made by the borrower and begin to pay Management Fees on the outstanding balance of the Portfolio Loan.

The Antares Lending Platform, Other Accounts and Certain Other Parties can Invest in Different Levels of the Capital Structure and Take a Non-Controlling Equity Interest in an Obligor

The Company and Other Accounts, as well as the Antares Lending Platform, other co-investors, and each of the Canada Pension Plan Investment Board and Northleaf Star Holdings LP as the parent companies of ACM (and/or each such parent company’s other subsidiaries and companies in which such parent companies or its other subsidiaries own some or all of the equity interests (collectively, “Parent Companies”)) and their respective affiliates can, and often will, invest at different levels of the capital structure of a particular obligor to the extent permitted by applicable law and the terms of the co-investment exemptive relief, and such parties may also engage in net asset value financings to funds (a “borrowing fund”) and concurrently invest in direct loans to the borrowing fund’s underlying investments. In connection with any such investment by any such parties in an obligor or in one or more loans, such parties will act in their own best interest (or in the case of the Company or an Other Account, the Adviser and its advisory affiliates will endeavor to act in the best interest of the Company or such Other Account, in each case, on whose behalf it is acting at the time) without regard for the interests of such other parties (including, in the case of actions by or on behalf of such Other Accounts, the Antares Lending Platform or the Parent Companies or any of their respective affiliates, the Company). Additionally, to the extent permitted by applicable law and the terms of the co-investment exemptive relief, the Antares Lending Platform and/or the Parent Companies (or, in the case of Other Accounts, the Adviser or its advisory affiliates, as applicable, on behalf of such Other Accounts) or their respective affiliates frequently request that an obligor (or one or more of its direct or indirect equity owners) sell, at fair market value to the Antares Lending Platform (or any such) Parent Company, Other Account or any such affiliate for investment purposes, a small, non-controlling equity interest in such obligor or owner that may or may not be attached to or be part of the consideration for any loan made by such party to such obligor and could be subject to significant voting and transfer restrictions. In cases where the Adviser and its affiliates and their respective personnel are acting on behalf of multiple parties (including the Company) whose interests diverge in a particular situation, the Adviser will have an obligation to pursue the best interests of each of the parties on whose behalf it is acting at such time. Actions taken on behalf of any party (other than the Company) should be expected to be disadvantageous to the Company. In addition, the Adviser could choose (but will not be required) to implement particular procedures and controls in situations where it deems it necessary or appropriate to do so (which could include, but is not limited to, engaging an independent party to make or review decisions made by the Adviser). There can be no assurance, however, that the Adviser will choose to do so.

The Adviser Parties and Their Affiliates (Including the Antares Lending Platform and the Parent Companies) Engage in a Broad Range of Investment Activities

The Adviser Parties, as applicable, engage and intend to engage in a broad range of investment and other activities other than those that the Adviser will engage in on behalf of the Company, including, among other things, originating loans through the Antares Lending Platform, owning loans in their proprietary accounts (including through subsidiaries and joint ventures), trading loans and providing loan agent and/or other services to their proprietary accounts, to Other Accounts and to third parties. In addition, the Adviser Parties are part of a multi-national organization engaged in a broad range of lending, investment and other activities itself and through its other affiliates and the Parent Companies each engage in their own lending, investing and other activities. As a result, the Adviser is subject to significant actual and potential conflicts of interest in managing the investment activities on behalf of the Company. While some of these conflicts are common for investments in assets similar to the Portfolio Loans where an affiliate of the loan originator is the investment adviser of the related client and such affiliated group owns some portion of the loans in which such client invests, the shareholders should consider them carefully. The following summarizes some of these conflicts, but is not intended to be an exhaustive list of all such conflicts or their potential consequences and there can be no assurance that other conflicts of interest will not arise based on the wide-ranging current and future activities of the Adviser Parties and their affiliates.

The Allocation Policy

Under the Adviser’s Allocation Policy (“Allocation Policy”), investment opportunities in loan tranches that are within the Company’s investment strategy (each an “Eligible Loan”) are allocated among: (i) accounts (including that of the Company) advised by the Adviser and/or one or more of its advisory affiliates including, without limitation, Platform Balance Sheet Clients, separately managed accounts, funds, and CLO issuers (collectively “Clients”); (ii) contract investors; and (iii) persons with whom the Adviser or its affiliates has a relationship and/or has determined to offer co-investment opportunities (“Co-Investors”) if any. Co-Investors could include affiliates of the Adviser, other Clients, investors in a Client or Other Accounts, or a third party.

The Allocation Policy is generally intended to promote allocations of investment opportunities in respect of Clients consistent with their respective investment objectives and restrictions in a manner that is fair and equitable over time. Additionally, where there is limited supply of an Eligible Loan, the Allocation Policy seeks to allocate the Eligible Loan on a pro rata basis, where practicable and subject to certain considerations relevant to participating or potentially participating accounts, as described in the Allocation Policy. These considerations can include (but are not limited to): (i) whether the allocation of the Eligible Loan would result in a de minimis allocation to the Company; (ii) portfolio circumstances including ramping, strategy or product incubation, compliance with or optimization of portfolio-level tests and expected cash movements due to contributions or redemptions; (iii) the terms of contract investor agreements; (iv) participants’ business interest in the closing or syndication of the loan, to help assure the continued availability of Eligible Loans for investment by Clients and/or to maintain the Antares Lending Platform’s ability to source future loans to the benefit of Clients; (v) with respect to an investment opportunity originated and/or arranged by a third party, the relationship of a particular Client to or with such third party; (vi) cash availability of Clients, taking into account any availability under any financing arrangement, to the extent established and accessible for each applicable Client; (vii) permitted leverage and available financing for the investment opportunity (including, without limitation, taking into account the levels/rates that would be required to obtain an appropriate return and covenant compliance and the curing of any default or event of default under the applicable financing document); and/or (viii) such other criteria as are reasonably related to a reasonable allocation of a particular investment opportunity to one or more Clients (e.g., in the case of a Client ramp-up period or when incubating a particular investment strategy or product or, in connection with a Client that directly or indirectly finances its assets, compliance with or optimization of collateral quality tests, portfolio concentration limits, overcollateralization triggers, interest coverage tests or any other test that diverts cash flow from payment to the equity owners of the related entity).

Allocations of Related Equity

When equity securities are available in connection with a Portfolio Loan (“Related Equity Securities”), and subject to the 1940 Act and the conditions of the co-investment exemptive order issued by the SEC, the Adviser and its advisory affiliates seek to allocate such Related Equity Securities to the Company and others for whom Related Equity Securities are within the expected portfolio profile (each a “Potential Related Equity Securities Participant”) in a manner that is fair and equitable over time and consistent with the Allocation Policy. In general, Related Equity Securities will first be offered pro rata to each Potential Related Equity Securities Participant based on a ratio determined by the Adviser and its advisory affiliates and described in more detail in the Allocation Policy. Should any Related Equity Securities remain following such allocation, it will be reoffered, pro rata and on an iterative basis, to each Potential Related Equity Securities Participant that accepted the amount of Related Equity Securities previously offered to it. Any remaining Related Equity Securities following all subsequent reoffers will be retained by the Platform Balance Sheet Client.

Loan Sales

The Adviser faces a conflict of interest if the Adviser seeks to sell one or more Portfolio Loans for the Company while the Clients, the Platform Balance Sheet (including other Platform Balance Sheet Clients) or Other Accounts are selling portions of the same Loan. In these circumstances, the sale opportunities will be allocated in accordance with the Allocation Policy, as described above. Additionally, the Adviser can seek to sell all or any portion of a Portfolio Loan for the Company while retaining all or any portion of such Loan in the portfolio of other clients. The Adviser and/or its advisory affiliates could also sell all or any portion of an Eligible Loan for one or more Clients even though the Antares Lending Platform (to the extent it acquired such Eligible Loan for the Platform Balance Sheet) elects not to sell all or the same proportion of such Eligible Loan for the Company, other Platform Balance Sheet Clients or the Platform Balance Sheet. The Adviser will make its determination or recommendation, as applicable, to acquire or sell a Portfolio Loan pursuant to its duties under the Company Documents. The Antares Lending Platform will make its own independent decisions with respect thereto in their own best interests and other Adviser Parties acting on behalf of Other Accounts will make independent decisions in the interests of such Other Accounts, which could differ from the Company’s interests. As a result, decisions made by the Antares Lending Platform or Adviser Parties will not necessarily be the same as those made by the Adviser on behalf of the Company.

Loans to Clients or Client-Related Entities

The Antares Lending Platform can make one or more loans to an entity (or an entity may act as guarantor for an obligor) (each, a “Related Obligor”) that is, is an affiliate of, or otherwise does business with or acts for, one or more other Clients and/or the Adviser’s advisory affiliates (each a “Related Client”).

When presented with an opportunity to make such a loan, the Antares Lending Platform and the Adviser can consider present, and potential future conflicts and could determine to make the loan, to impose restrictions or conditions or to decline to make the loan, or to cause any particular client(s) to refrain from participating in the loan, notwithstanding that other Clients or the Platform Balance Sheet participate.

The Adviser will be subject to potential conflicts of interest between the role of the Antares Lending Platform as a creditor of the Related Obligor and the Adviser’s (and its advisory affiliates’) role as an investment adviser and fiduciary to the Related Clients, in that certain actions the Antares Lending Platform might take with respect to such loan could have a direct or indirect negative impact on the Related Clients. To the extent that the Adviser believes that such a loan is at risk of becoming distressed or non-performing, the Adviser could face a conflict in allocating loans to Related Clients, due to concerns about the Related Clients’ ability to perform their obligations thereunder. Conversely, a positive business relationship with a Related Obligor (or a related party) could incentivize the Adviser to give a preference to Related Clients when allocating loans among clients. In addition, if the Adviser allows one or more of its other clients to participate in such a loan, the Adviser will face a further conflict between the Adviser’s (and its affiliates’) interest in maintaining a relationship with the Related Obligor, maintaining their relationship with the Related Clients, and otherwise acting in the best interest of their clients.

These conflicts could result in the Antares Lending Platform or the Adviser favoring either the Related Obligor, the Related Clients, the Platform Balance Sheet and/or other clients that participate in the relevant loan with respect to: (i) the initial terms of the loan; (ii) decisions with respect to extensions, modifications or waivers; (iii) decisions with respect to the exercise of remedies; and (iv) decisions with respect to allocating future loans. The existence of such conflicts and actions taken or not taken by the Adviser with respect to such loan could result in losses for clients that hold such loans, including the Related Clients, particularly if the Adviser does not exercise remedies with respect to such loan because it does not want to disrupt a relationship with the Related Obligor or Related Clients. If the Adviser determines to forego participation in such loans on behalf of clients, the clients will not enjoy the benefits of any returns earned on the loan, which could be in excess of those experienced by other loans in which the clients do invest.

As noted above, in cases where the Adviser and its personnel are acting on behalf of multiple clients (including Related Clients) whose interests diverge in a particular situation, the Adviser has an obligation to pursue the best interests of each of the parties on whose behalf it is acting at the time, even where that action may be disadvantageous to another client. Moreover, as fiduciary to its clients, and consistent with the Adviser’s Code of Ethics, the Adviser may not place its own interests (including, but not limited to, those arising from its relationships with Related Obligors) ahead of those of its clients when acting on clients’ behalf and making decisions impacting loans held by such clients. Finally, as described herein, the Adviser has adopted a detailed allocation methodology in an effort to ensure that allocations of loan opportunities are made on a fair and equitable basis, notwithstanding relationships between the Adviser or its affiliates and Related Obligors. The Adviser believes that these policies and procedures help to mitigate the conflicts of interest posed by its relationships with Related Obligors and Related Clients; however, the Adviser reserves the right to implement additional procedures and controls in situations where it deems it necessary or appropriate to do so (which may include, but is not limited to, engaging an independent party to make or review decisions made by the Adviser involving Related Obligors).

The Adviser Parties and the Antares Lending Platform can Take Into Account Their Relationships with Obligors and/or Private Equity Sponsors

The Antares Lending Platform is expected to act as an underwriter or arranger or otherwise participate in the origination, structuring, negotiation, syndication or offering of many of the Portfolio Loans that could be acquired by the Company and those Portfolio Loans typically will involve an obligor with a private equity sponsor. The Antares Lending Platform typically engages in repeat transactions with private equity sponsors and with certain obligors. Such relationships will present conflicts of interest to the extent that the Antares Lending Platform relies on the steady flow of business opportunities from such private equity sponsors. The Adviser Parties (including the Adviser and its affiliates) should be expected to take into account their relationships or the relationships of their affiliates (including the Antares Lending Platform) with obligors and private equity sponsors which can create conflicts of interest. While pursuing business for the benefit of the Adviser Parties, the Lending Platform or an Adviser can (and in certain circumstances will have an incentive to) agree to or propose certain amendments, consents, waivers or other modifications to a loan facility in which the Portfolio Loan is a part (e.g., repricing, covenant or other relief) that a lender might not otherwise agree to, or could offer to arrange a new financing which permits the obligor to repay an existing Portfolio Loan, in an attempt to maintain good relationships with obligors and private equity sponsors. Such actions could be adverse to the Company’s interest. In addition, if market or other conditions result in the tightening of credit spreads or if requisite lender consent is not available for a requested action of an obligor or its private equity sponsor, the Antares Lending Platform might be willing to modify or amend an existing Portfolio Loan to lower the pricing or agree to other less favorable terms, or be willing to offer other debt products that are not suitable for direct or indirect investment by the Company or, if suitable, may not be offered to the Company. As a result, Portfolio Loans could be repaid or required to be sold prior to their scheduled maturity and replaced with other Portfolio Loans with lower pricing or terms less favorable to the Company or not replaced at all, and in either case this could adversely affect the returns of the Company.

Loans Sourced by the Antares Lending Platform Are Often Prepayable at the Option of the Obligor

A Portfolio Loan could have certain protective rights against prepayment such as prepayment or call premiums, and on occasion, the Adviser or other Adviser Parties or the Platform Balance Sheet participating in the related loan facility could choose to waive these prepayment or call premiums. The interests of such other parties holding portions of such loan facility might not be aligned with the interests of the Company. In addition, the Adviser or other Adviser Parties could have fiduciary duties to multiple holders of such Portfolio Loans (including Other Accounts), and it is not always the case that each such holder’s interest will be aligned with the interests of other holders, such as the Company, with respect to waivers of prepayment or call protections. In general, holders of loans who participate in a refinancing of such loan would benefit from a waiver, while those that do not participate would generally prefer to apply prepayment premiums and other prepayment protections.

When determined to be in the overall best interests of all of Clients, the Adviser or its affiliates can cause the relevant Client to waive prepayment premiums or other similar call premiums in certain circumstances, including when the Platform Balance Sheet is involved in the refinancing, restructuring or other modification of such assets. To the extent the Company does not participate directly or indirectly in a refinancing, the Adviser faces a potential conflict of interest between its duty to the Company and the interests of the Platform Balance Sheet and Other Accounts that will participate in the refinancing, as well as, in some cases, the interests of other Adviser Parties.

An Adviser Party Provides Information to Loan Pricing Services Which can Affect the Valuation Done by the Adviser Under its Valuation Policy

With respect to certain Portfolio Loans, the only bid or ask price that is often available for purposes of the Adviser’s Valuation Policy is expected to be one that is provided by an Adviser Party to an applicable pricing service which will be a price for all of the tranches of loans taken as a whole in the related loan facility. While such Adviser Parties expect that the Antares Lending Platform will seek to supply bid and/or ask prices that it believes to be reflective of the market value of such loans taken as a whole, in the absence of a current third party firm bid or ask prices in the market or another third party check on those prices, the prices supplied to any pricing service by an Adviser Party might not reflect the price a third party would actually pay for such loans taken as a whole or for a single tranche of the loans under such loan facility, which could result in the valuations for the Company’s Portfolio Loans under the Valuation Policy (which considers prices on relevant pricing services as one element of the valuation process) remaining artificially high or low.

Time and Attention of Personnel

All personnel of the Adviser are employees of Antares Capital and/or its affiliates. The Adviser’s shared personnel will devote such time to the activities of the Company as is necessary to properly perform the Adviser’s obligations to the Company. However, such shared personnel also work, and in the future will work, in the businesses of, and/or perform services for, the other Adviser Parties, the Antares Lending Platform and Other Accounts, including Other Accounts raised in the future. Conflicts will arise in the allocation of management and personnel resources as among such various activities. The Investment Advisory Agreement does not require Adviser personnel or personnel of any of the other Adviser Parties to devote their full time or any material portion of their time to the Company. In the event that any of such personnel ceases to be actively involved with the services performed by the Adviser on behalf of the Company, the shareholders will be required to rely on the ability of the Adviser to identify and retain other investment professionals to perform such services on the Company’s behalf. When working on behalf of another Adviser Party, the Antares Lending Platform or an Other Account, such personnel are expected to act in the best interest of that party, whose interests could diverge from the Company’s interests. Nevertheless, these officers and directors, along with our investment adviser, and other key personnel, will devote such portion of their time to our affairs as is required for the performance of their duties, but they are not required to devote all of their time to us.

Diverse Membership

The shareholders in the Company are expected to include U.S. federal income taxable and tax exempt entities, and institutions from jurisdictions outside of the United States. Such shareholders often have conflicting investment, legal, tax, regulatory, accounting and other interests with respect to their investments in the Company. The conflicting interests among the shareholders generally relate to or arise from, among other things, the nature of investments made by the Company, the structuring of the acquisition of investments and the timing of the disposition of investments. As a consequence, conflicts of interest arise in connection with decisions made by the Adviser or its affiliates, including with respect to the nature or structuring of investments, that are more beneficial for one shareholder than for another shareholder, especially with respect to shareholders’ individual investment, legal, tax, regulatory, accounting and other situations. In selecting and structuring investments appropriate for the Company, the Adviser and its affiliates will consider the investment, legal, tax, regulatory, accounting and other objectives of the Company, not the investment, legal, tax, regulatory, accounting or other objectives of any shareholder individually.

Restrictions Arising from the Activities of the Adviser Parties and Material Non-Public Information

The Adviser Parties currently maintain limited informational walls among their businesses; although there is currently an informational wall between the Adviser Parties and their Parent Companies. However, for purposes of making and investing in loans or investing in securities and other instruments, confidential information with respect to an obligor or an investment received by one investment team within those businesses generally will be imputed to all investment teams. The Adviser and its advisory affiliates maintain policies and procedures reasonably designed to prevent the misuse of material non-public information, controls reasonably designed to allow sharing of certain internal information with Antares Liquid Credit Strategies LLC (“ALCS”), while screening borrower-specific information shared by the Antares Lending Platform and the Adviser with ALCS in accordance with the Adviser’s policies and procedures. The Adviser Parties could obtain confidential information and enter into confidentiality agreements that bind them to not only keep information confidential but also to “stand still” and comply with other restrictions. These activities could prevent the Company from directly or indirectly acquiring or disposing of certain loans, securities and other financial instruments potentially for extended periods, which in each case could be detrimental to the performance of the Company. Adviser Parties could also elect not to receive material non-public information with respect to obligors and, as a result, might not have the same information as is available to others investing in debt obligations of such obligors. In addition, certain personnel of the Adviser or other Adviser Parties or the Antares Lending Platform could possess information relating to obligors of Portfolio Loans that is not known to the personnel at the Adviser responsible for monitoring the Portfolio Loans and performing other obligations to the Company. Under such circumstances, the Adviser’s lack of knowledge might be detrimental to the Company. In addition, while the Adviser Parties currently intend to operate without information firewalls (except to the limited extent described above), one or more of them could be required by certain regulations, or decide that it is advisable, to establish or increase information firewalls (or to reduce or eliminate the limited informational screen between ALCS and the other Adviser Parties, described above).

There could also be times where the Adviser, the Parent Companies, the respective affiliates of the Adviser or the Parent Companies or the employees or personnel of any of the foregoing have access to material non-public information regarding the Portfolio Loans in which the Company directly or indirectly invests or desires to invest. In the event that the Adviser or its personnel receives such material non-public information or is required to provide such information to the Company, the Company might be prohibited from effecting transactions that it would desire to effect and thus incur losses. The Adviser and its personnel generally will not be free to divulge, or to act upon, any confidential or material non-public information and, due to these restrictions, the Adviser could be unable to initiate a transaction for the account of the Company that the Adviser otherwise might have initiated, and the Company could be frozen in an investment position that it otherwise might have liquidated or closed out.

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

Investments with Respect to which Adviser Clients, Other Accounts and/or the Adviser Parties and their affiliates (including the Antares Lending Platform) could Benefit

The Company will invest in a portfolio of Portfolio Loans, equity investments and other financial instruments, assets or obligations, which could give rise to future investment opportunities as a result of relationships developed in connection with the making of one or more investments on behalf of the Company. The Adviser and its affiliates (including the Antares Lending Platform) and/or one or more other clients advised by the Adviser or its affiliates could benefit from such a future opportunity, even though the Company might not necessarily benefit from the same future opportunity or other future opportunities. As a result, the Adviser has an incentive to take such potential future opportunities and/or benefits into consideration when making current investment decisions for the Company. For example, the Company could make a follow-on investment in an obligor or Portfolio Company to maintain good business relations with the sponsor of such obligor or Portfolio Company where the Adviser believes that doing so could help it to source future investment opportunities from such sponsor that might benefit the Adviser or its affiliates (including the Antares Lending Platform) and/or one or more other clients advised by the Adviser or its affiliates, even though such opportunities might not be made available to the Company.

Other Antares Businesses

Antares expects, from time to time, to have ongoing relationships with issuers whose securities have been acquired by, or are being considered for investment by, clients. Subject to the 1940 Act and the conditions of the co-investment exemptive order, from time to time, the Company will invest in a company in which the Adviser or any of its affiliates and/or one or more other clients hold an investment in a different class of such company’s debt or equity, or vice versa. For example, Antares could acquire securities or other financial instruments of a Portfolio Company for a client which are senior or junior to securities or other financial instruments of the same Portfolio Company that are held by, or acquired for, another client (e.g., one client acquires senior debt while another client acquires subordinated debt). Conflicts of interest can arise under such circumstances. For example, in the event such Portfolio Company enters bankruptcy, the client holding securities which are senior in bankruptcy preference could have the right to aggressively pursue the issuer’s assets to fully satisfy the issuer’s indebtedness to such client, and the Adviser or its affiliates might have an obligation to pursue such remedy on behalf of such client. As a result, another client holding assets of the same Portfolio Company which are more junior in the capital structure might not have access to sufficient assets of the Portfolio Company to completely satisfy its bankruptcy claim against the Portfolio Company and suffer a loss. In such circumstances, Antares can, to the fullest extent permitted by applicable law and the conditions of the co-investment exemptive order, take steps to reduce the potential for conflicts between the interests of each of the applicable clients, including causing one or more of such clients to take certain actions that, in the absence of such conflict, it would not take (e.g., an client, including the Company, might remain passive in a situation in which it is entitled to vote or might invest in a particular asset or class of securities that seeks to align its interests with those of other clients). Any such step could have the effect of benefiting other clients or Antares at the expense of the Company. Antares has instituted policies and procedures that are reasonably designed to address such conflicts of interest and that seek to ensure that clients are treated fairly and equitably. Subject to the 1940 Act and the conditions of the co-investment exemptive order, the application by Antares of such policies and procedures is expected to vary based on the particular facts and circumstances surrounding each investment by two or more clients (including a Company) in different classes, series or tranches of an issuer’s capital structure (as well as across multiple issuers or borrowers within the same overall capital structure), and, as such, investors should expect some degree of variation, and potentially inconsistency, in the manner in which potential, or even actual, conflicts of interest are addressed by Antares. While Antares’ policies and procedures for addressing conflicts between clients in these situations are intended to resolve the conflicts in an impartial manner, there can be no assurance that Antares’ own interests will not influence its conduct.

Subject to the 1940 Act and the conditions of the co-investment exemptive order, in certain instances, it is possible that clients managed by the Adviser or another affiliated adviser will be invested in the same or similar loans or securities as held by the Company, and which could have been acquired at different times at lower or higher prices. Those investments could also be in securities or other instruments in different parts of the company’s capital structure that differ significantly from the investments held by the Company, including with respect to material terms and conditions, including without limitation seniority, interest rates, dividends, voting rights and participation in liquidation proceeds. Consequently, in certain instances these investments could be in positions or interests which are potentially adverse to those taken or held by the Company. In such circumstances, measures will be taken to address such actual or potential conflicts, which can include, as appropriate, establishing an information barrier between or among the applicable personnel of the relevant affiliated advisers, requiring recusal of certain personnel from participating in decisions that give rise to such conflicts, or other protective measures as shall be established from time to time to address such conflicts.

Co-Investment Transactions

The Company has received, an exemptive order from the SEC that permits it to co-invest with certain other persons, including certain affiliated accounts managed and controlled by the Adviser and/or its affiliates. Subject to the 1940 Act and the conditions of the co-investment exemptive order, the Company may, under certain circumstances, co-invest with certain affiliated accounts in investments that are suitable for the Company and one or more of such affiliated accounts. Even though the Company and any such affiliated account co-invest in the same securities, conflicts of interest may still arise. If the Adviser is presented with co-investment opportunities that generally fall within the Company’s investment objective and those of one or more affiliated accounts advised by the Adviser or its affiliates, whether focused on a debt strategy or otherwise, the Adviser and its affiliates will allocate such opportunities among the Company and such affiliated accounts in a manner consistent with the exemptive order and the Adviser’s allocation policies and procedures, as discussed herein.

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

Insurance

The Adviser expects to cause the Company to purchase and/or bear premiums, fees, costs and expenses (including any expenses or fees of insurance brokers) for insurance to insure the Company, the Adviser and/or their respective trustees, directors, officers, employees, agents, representatives, and other indemnified parties, against liability in connection with the activities of the Company. This could include a portion of any premiums, fees, costs and expenses for one or more “umbrella” or other insurance policies maintained by the Adviser or its affiliates that cover one or more Adviser Parties' funds and/or the Adviser (including their respective trustees, directors, officers, employees, agents, representatives and other indemnified parties). The Adviser will make judgments about the allocation of premiums, fees, costs and expenses for such “umbrella” or other insurance policies among one or more Adviser Party funds and/or the Adviser on a fair and reasonable basis, and may or may not make corrective allocations should it determine subsequently that such corrections are necessary or advisable. There can be no assurance that a different allocation would not result in the Company bearing less (or more) premiums, fees, costs and expenses for insurance policies.

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

Allocation of Expenses

From time to time the Adviser will be required to decide whether certain fees, costs and expenses should be borne by the Company, on the one hand, or the Adviser on the other hand, and/or whether certain fees, costs and expenses should be allocated between or among the Company, the Adviser, other Adviser Parties, the Antares Lending Platform and/or Other Accounts. Certain expenses could be the obligation of the Company and could be borne by the Company, or expenses could be allocated among the Company, Adviser Parties, the Antares Lending Platform and/or Other Accounts. In some cases, a Client could be obligated to bear an expense but be subject to an expense cap with respect to certain expenses such that some or all of an expense that otherwise would be allocable to such Client would ultimately be borne by the Adviser or an affiliate of the Adviser. In exercising its discretion to allocate investment opportunities and fees and expenses, the Adviser is faced with a variety of potential conflicts of interest. For example, in allocating an investment opportunity among the Company or Other Accounts with differing fee, expense and compensation structures, the Adviser has an incentive to allocate investment opportunities to the Company or Other Accounts from which the Adviser or its related persons derives, directly or indirectly, a higher fee, compensation or other benefit. Such allocation determinations are inherently subjective and give rise to conflicts of interest due to the inherent biases in the process.

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

Subject to the restrictions of the Omnibus Guidelines, the Adviser generally can, in its discretion, recommend to the Company or to a Portfolio Company thereof (in response to a solicitation for a recommendation or otherwise) that it contract for services with (i) the Adviser or a related person of the Adviser (including but not limited to a Portfolio Company of the Company) or (ii) an entity with which the Adviser or its affiliates or a member of their personnel has a relationship or from which the Adviser or its affiliates or their personnel otherwise derives financial or other benefit. When making such a recommendation, the Adviser, because of its financial or other business interest, has an incentive to recommend the related or other person even if another person is more qualified to provide the applicable services and/or can provide such services at a lesser cost.

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

In addition, Antares will from time to time enter into arrangements with service providers that provide fee discounts for certain services rendered to the Adviser, its affiliates and/or certain clients and Other Accounts, but not with respect to services rendered to the client. For example, certain law firms retained by the Adviser Parties or the Antares Lending Platform discount their legal fees for non-investment transaction-related legal services provided to an Adviser Party or the Antares Lending Platform and their respective personnel, such as legal advice in connection with the Antares Lending Platform’s operational, compliance and related matters (including matters pertaining to such personnel).

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

At times, obligors or other borrowers within the Antares Lending Platform may acquire or become service providers that the Adviser, another Adviser Party or the Antares Lending Platform engages with or retains for certain business services, which can create an incentive to demonstrate preferential treatment with respect to such obligor or borrower as a result of such relationship. This presents conflicts of interest to the extent that such persons rely on the business services provided by such obligor or borrower for its operations. Adviser Parties and the Antares Lending Platform should be expected to take into account these relationships with any such obligor or borrower, which can create the conflicts of interest described above.

The foregoing list of actual and potential conflicts of interest does not purport to be a complete enumeration or explanation of the conflicts involved in an investment in the Company, but does reflect all material conflicts known to the Company as of the date of this prospectus. To the extent that prospective investors would benefit from an independent review, such benefit is not available through the Company’s legal or tax advisers, the Adviser or any other Adviser Party. Such prospective investors are encouraged to seek the advice of independent legal counsel in evaluating the risks of an investment in the Company.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

Deloitte & Touche LLP, New York, New York, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2025. The Company knows of no direct financial or material indirect financial interest of Deloitte & Touche LLP in the Company.

Fees included in the audit fees category are those associated with the annual audit of the Company’s consolidated financial statements and services that are normally provided in connection with statutory and regulatory filings.

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

For the year ended December 31, 2025, $25,750 in audit-related fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting.

Tax Fees

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Company’s tax returns and tax advice.

No tax fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2025.

All Other Fees

No fees were billed by Deloitte & Touche LLP for products and services provided to the Company, other than the services reported in “Audit Fees and Audit-Related Fees” above, for the year ended December 31, 2025.

No other fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the year ended December 31, 2025.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Adviser and service affiliates by Deloitte & Touche LLP for non-audit services for the years ended December 31, 2025 and 2024. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

Fees

Set forth in the table below are audit fees, audit‑related fees, tax fees and all other fees billed to the Company by Deloitte & Touche LLP for professional services performed:

	Year Ended December 31,
	2025	2024
Audit fees	$592,500	$375,000
Audit-Related fees (1)	25,750	25,000
Tax fees	—	—
All other fees (2)	—	—
Total fees	$618,250	$400,000
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

10.13

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

10.14

Private Placement Agent Agreement dated September 25, 2025 by and between the Company and Quasar Distributors, LLC, as placement agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01700), filed on October 1, 2025).

10.15

Services Agreement dated September 25, 2025 by and between the Company and Quasar Distributors, LLC, as placement agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 814-01700), filed on October 1, 2025).

10.16

Master Note Purchase Agreement, dated September 30, 2025, by and among the Company and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01700), filed on October 6, 2025).

10.17

Amended and Restated Senior Secured Revolving Credit Agreement, dated as of November 25, 2025 by and among Antares Strategic Credit Fund, as borrower, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, the lenders party thereto, and JPMorgan Chase Bank, N.A., Manufacturers & Traders Trust Company, PNC Bank, National Association, Royal Bank of Canada, Société Générale, U.S. Bank National Association and Wells Fargo Securities, LLC, as lead arrangers and bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-01700), filed on December 1, 2025).

14.1	Joint Code of Ethics of the Company and the Adviser (incorporated by reference to Exhibit 14.1 to the Registration Statement on Form 10 (File No. 000-56613) filed on January 19, 2024)
14.2	Code of Ethics of the Adviser (incorporated by reference to Exhibit 14.2 to the Registration Statement on Form 10 (File No. 000-56613) filed on January 19, 2024)
19	Insider Trading Policies and Procedures (incorporated by reference to Exhibit 14.2 to the Registration Statement on Form 10 (File No. 000-56613) filed on January 19, 2024)
21.1	List of Subsidiaries*
24	Power of Attorney*
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document
101.PRE	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Antares Strategic Credit Fund

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities on March 19, 2026.

/s/ Vivek Mathew*
Vivek Mathew
Trustee, Chief Executive Officer and President

/s/ Thomas Sweeney
Thomas Sweeney
Chief Financial Officer and Principal Accounting Officer

/s/ Tyler Lindblad*
Tyler Lindblad
Trustee and Vice President

/s/ Susan Bassett*
Susan Bassett
Trustee

/s/ Neil Rudd*
Neil Rudd
Trustee

/s/ Chen Yi (Jean) Hsu*
Chen Yi (Jean) Hsu
Trustee

*By:	/s/ Thomas Sweeney
Thomas Sweeney
As Agent or Attorney-in-Fact

The original powers of attorney authorizing Andrew Packer and Thomas Sweeney to execute this Annual Report on Form 10-K, and any amendments thereto, for the trustees of the Registrant on whose behalf this Amendment is filed have been executed and filed as an Exhibit hereto.