Form 10-Q
period 2026-03-31
Antares Strategic Credit Fund
filed 2026-05-13
CIK 1993402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________

FORM 10-Q

_______________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

312-638-4000

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

The Registrant’s common shares of beneficial interest (“Common Shares”), $0.001 par value per share, outstanding as of May 13, 2026 was 87,380,658. Common Shares outstanding exclude May 1, 2026 subscriptions and share issuance pursuant to the dividend reinvestment plan, as the issuance price is not yet finalized at this time.

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “project,” “estimates,” “will,” “should,” “could,” “would,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” on our Form 10 registration statement, our Annual Report on Form 10-K and this Quarterly Report.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments, at fair value (amortized cost — $4,487,395 and $4,170,055 as of March 31, 2026 and December 31, 2025, respectively)	$4,443,900	$4,174,391
Short-term investments (amortized cost — $49,874 and $71,644 as of March 31, 2026 and December 31, 2025, respectively)	49,874	71,644
Total investments at fair value	4,493,774	4,246,035
Cash	65,579	20,553
Cash collateral held at broker	6,080	3,180
Foreign currencies (cost — $5,630 and $8,662 as of March 31, 2026 and December 31, 2025, respectively)	5,586	8,751
Interest receivable	16,571	24,901
Dividend receivable	109	—
Deferred offering costs	17	30
Receivable for investments sold / repaid	23,801	8,735
Prepaid expenses and other assets	350	111
Total assets	$4,611,867	$4,312,296

LIABILITIES
Debt outstanding	$2,400,365	$2,145,441
Less: Deferred financing costs	(15,467)	(16,470)
Total debt, net of deferred financing costs	2,384,898	2,128,971
Payable for investments purchased	1,619	13,403
Interest payable	7,250	12,673
Distributions payable	32,418	48,635
Administrative service fee payable	291	144
Accrued expenses and other liabilities	7,459	7,878
Management fees payable	6,450	6,209
Income based incentive fee payable	7,108	6,920
Payable for shares repurchased	—	66,561
Due to affiliates	1,018	346
Derivative liability at fair value	5,605	2,951
Total liabilities	2,454,116	2,294,691
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, par value $0.001 (86,731,536 and 79,355,653 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	87	79
Paid-in capital in excess of par value	2,198,821	2,011,914
Accumulated net distributable earnings	(41,157)	5,612
Total net assets	2,157,751	2,017,605
Total liabilities and net assets	$4,611,867	$4,312,296
Net asset value per share	$24.88	$25.42

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Investment income:
From total investments:
Interest income	$94,588	$54,413
Payment-in-kind interest income	1,064	465
Payment-in-kind dividend income	326	—
Dividend income	—	10
Other income	2,128	2,266
Total investment income	98,106	57,154
Expenses:
Interest and debt expenses	33,464	14,966
Management fees (Note 3)	6,450	4,121
Income based incentive fee (Note 3)	7,108	4,632
Capital gains incentive fee (Note 3)	—	(330)
Administrative service fee	347	155
Board of Trustees’ fee	112	77
Other general and administrative expenses	1,140	804
Organization and offering costs	17	83
Total expenses	48,638	24,508
Incentive fees waiver (Note 3)	—	165
Net expenses, net of fee waivers	48,638	24,673
Excise tax expense	(289)	—
Net investment income (loss)	49,757	32,481

Net realized and change in unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	(1,440)	(743)
Foreign currency transactions	296	(18)
Total net realized gain (loss)	(1,144)	(761)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(47,831)	(3,664)
Translation of assets and liabilities in foreign currencies	651	(222)
Total net change in unrealized appreciation (depreciation)	(47,180)	(3,886)
Total net realized and change in unrealized gain (loss)	(48,324)	(4,647)
(Provision) benefit for taxes on unrealized appreciation of assets	867	—
Net increase (decrease) in net assets resulting from operations	$2,300	$27,834

Per share information
Net investment income (loss) per share (basic and diluted)	$0.58	$0.57
Earnings per share (basic and diluted)	$0.03	$0.49
Distributions declared per share	$0.58	$0.60
Weighted average shares outstanding (basic and diluted)	85,233,868	57,187,741

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(in thousands, except shares)

Three Months Ended March 31, 2026

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	79,355,653	$79	$2,011,914	$5,612	$2,017,605
Operations:
Net investment income (loss)	—	—	—	49,757	49,757
Net realized gain (loss)	—	—	—	(1,144)	(1,144)
Net change in unrealized appreciation (depreciation)	—	—	—	(47,180)	(47,180)
(Provision) benefit for taxes on unrealized appreciation of assets	—	—	—	867	867
Net increase (decrease) in net assets resulting from operations	—	—	—	2,300	2,300
Capital Transactions:
Issuance of shares	6,145,061	6	155,759	—	155,765
Common Shares issued from reinvestment of distributions	1,230,822	2	31,148	—	31,150
Distributions to shareholders	—	—	—	(49,069)	(49,069)
Net increase (decrease) in net assets resulting from capital transactions	7,375,883	8	186,907	(49,069)	137,846
Total net increase (decrease)	7,375,883	8	186,907	(46,769)	140,146
Net assets at end of period	86,731,536	$87	$2,198,821	$(41,157)	$2,157,751

Three Months Ended March 31, 2025

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	48,823,039	$49	$1,234,192	$12,420	$1,246,661
Operations:
Net investment income (loss)	—	—	—	32,481	32,481
Net realized gain (loss)	—	—	—	(761)	(761)
Net change in unrealized appreciation (depreciation)	—	—	—	(3,886)	(3,886)
Net increase (decrease) in net assets resulting from operations	—	—	—	27,834	27,834
Capital Transactions:
Issuance of shares	8,015,241	8	204,621	—	204,629
Common Shares issued from reinvestment of distributions	663,603	1	17,054	—	17,055
Distributions to shareholders	—	—	—	(34,398)	(34,398)
Net increase (decrease) in net assets resulting from capital transactions	8,678,844	9	221,675	(34,398)	187,286
Total net increase (decrease)	8,678,844	9	221,675	(6,564)	215,120
Net assets at end of period	57,501,883	$58	$1,455,867	$5,856	$1,461,781

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$2,300	$27,834
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Accrued interest and dividends received in-kind	(1,289)	(465)
Net accretion of discounts and amortization of premiums	(2,325)	(1,223)
Proceeds from sale of investments and principal repayments	242,285	66,989
Purchases of investments	(557,451)	(524,141)
Purchase/sale of short-term investments, net (1)	21,770	—
Net realized (gains) losses on investments	1,440	743
Net change in unrealized (appreciation) depreciation on investments	47,831	3,664
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(651)	—
Amortization of deferred financing costs	1,003	605
Amortization of deferred offering costs	17	83
(Increase) decrease in operating assets:
Interest receivable	8,330	(905)
Dividend receivable	(109)	—
Receivable for investments sold / repaid	(15,066)	6,776
Cash collateral held at broker	(2,900)	—
Prepaid expenses and other assets	(239)	(290)
Increase (decrease) in operating liabilities:
Due to affiliates	672	366
Payable for investments purchased	(11,784)	17,380
Management fees payable	241	2,352
Income based incentive fee payable	188	2,477
Capital gains incentive fee payable	—	(165)
Interest payable	(5,423)	991
Administrative service fee payable	147	(81)
Excise tax payable	—	(266)
Accrued expenses and other liabilities	(419)	665
Net cash provided by (used in) operating activities	(271,432)	(396,611)
Cash flow from financing activities
Debt borrowings	464,781	415,270
Debt repayments	(206,413)	(200,000)
Proceeds from issuance of shares, net of subscription receivable	155,765	204,629
Shares repurchased	(66,561)	—
Distributions paid	(34,136)	(15,168)
Deferred offering costs paid	(4)	(30)
Net cash provided by (used in) financing activities	313,432	404,701
Net increase (decrease) in cash	42,000	8,090
Effect of foreign exchange rate changes on cash	(139)	—
Cash and foreign currencies at the beginning of period (1)	29,304	81,760
Cash and foreign currencies at the end of period (1)	$71,165	$89,850
Supplemental information and non-cash activities
Cash paid for interest	$30,684	$13,370
Cash paid for taxes	120	—
Distributions payable	32,418	34,398
Reinvestment of distributions	31,150	—

(1)
The Company has made a prospective presentation change to reclassify money market fund investments as short-term investments, resulting in their exclusion from cash and cash equivalents beginning in the reporting period ended June 30, 2025. As a result, cash as of the beginning of the three months ended March 31, 2025 includes $62,915 of money market fund investments. As of the beginning of the three months ended March 31, 2026, short term investments are excluded from cash. See Note 2 for additional detail.

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
Secured Debt
Aerospace and Defense
Bleriot US Bidco Inc.	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.17%	10/31/2030	$4,696	$4,697	$4,709	0.22%
Peraton Corp.	(5)(8)(15)(17)	First Lien Term Loan	S + 3.75%	7.52%	2/1/2028	4,895	4,896	4,189	0.19
TransDigm Inc.	(5)(6)(15)(19)	First Lien Term Loan	S + 2.50%	6.16%	8/19/2032	2,508	2,503	2,511	0.12
TransDigm Inc.	(5)(6)(15)(19)	First Lien Term Loan	S + 2.25%	5.91%	3/22/2030	2,163	2,169	2,166	0.10
							14,265	13,575	0.63
Air Freight and Logistics
American Trailer Rental Group, LLC	(13)(15)(16)	First Lien Term Loan	S + 5.69%	9.51%	6/1/2027	129	129	115	0.01
American Trailer Rental Group, LLC	(13)(15)(16)	First Lien Term Loan	S + 5.50%	9.32%	6/1/2027	40	40	36	—
American Trailer Rental Group, LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.69%	9.51%	6/1/2027	33	33	30	—
American Trailer Rental Group, LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.32%	6/1/2027	34	34	31	—
American Trailer Rental Group, LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	9.57%	6/1/2027	9	9	8	—
Apple Bidco, LLC	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.16%	9/23/2031	2,481	2,481	2,485	0.11
Kenco PPC Buyer LLC	(13)(15)(16)	First Lien Term Loan	S + 4.25%	7.92%	11/15/2029	12,434	12,382	12,434	0.58
Kenco PPC Buyer LLC	(7)(13)(15)(16)	First Lien Revolver	S + 4.25%	7.92%	11/15/2029	837	222	226	0.01
Lightbeam Bidco Inc.	(8)(17)	First Lien Term Loan	S + 4.75%	8.42%	5/6/2030	3,850	3,850	3,811	0.18
Lightbeam Bidco Inc.	(8)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	5/6/2030	583	583	577	0.03
Lightbeam Bidco Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	5/6/2030	14,062	9,888	9,816	0.44
Lightbeam Bidco Inc.	(7)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	5/4/2029	476	—	(5)	—
							29,651	29,564	1.36
Automobile Components
Enthusiast Auto Holdings, LLC	(8)(16)	First Lien Term Loan	S + 4.50%	8.16%	12/19/2026	2,932	2,923	2,932	0.14
OAC Holdings I Corp	(8)(16)	First Lien Term Loan	S + 5.00%	8.82%	3/30/2029	2,749	2,680	2,714	0.13
Quality Automotive Services, LLC	(8)(16)	First Lien Term Loan	S + 5.00%	8.66%	7/16/2027	2,349	2,346	2,343	0.11
Quality Automotive Services, LLC	(13)(15)(16)	First Lien Term Loan	S + 5.00%	8.66%	7/16/2027	6,146	6,132	6,131	0.28
Quality Automotive Services, LLC	(8)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	7/16/2027	462	461	461	0.02
Quality Automotive Services, LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	7/16/2027	3,595	3,583	3,586	0.17
Quality Automotive Services, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	7/16/2027	18,356	4,365	4,366	0.20
Quality Automotive Services, LLC	(7)(15)(16)	First Lien Revolver	S + 5.00%	8.66%	7/16/2027	130	—	—	—
							22,490	22,533	1.05

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Beverages
Pegasus Bidco B.V.	(5)(6)(15)(19)	First Lien Term Loan	S + 2.75%	6.42%	7/12/2029	$6,152	$6,143	$6,144	0.28%
Primo Brands Corporation	(5)(6)(15)(18)	First Lien Term Loan	S + 2.75%	6.42%	3/31/2031	1,625	1,617	1,630	0.08
							7,760	7,774	0.36
Broadline Retail
Peer Holding III B.V.	(5)(6)(15)(19)	First Lien Term Loan	S + 2.50%	6.17%	7/1/2031	5,188	5,192	5,184	0.24
							5,192	5,184	0.24
Building Products
MDC Interior Acquisition Inc	(8)(13)(16)	First Lien Term Loan	S + 5.00%	8.67%	4/26/2030	13,387	13,242	13,220	0.61
MDC Interior Acquisition Inc	(13)(15)(16)	First Lien Term Loan	S + 5.00%	8.67%	4/26/2030	4,743	4,722	4,684	0.22
MDC Interior Acquisition Inc	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	8.67%	4/26/2030	2,084	(31)	(26)	—
SureWerx Purchaser III Inc.	(8)(17)	First Lien Term Loan	S + 5.25%	8.92%	12/28/2029	244	244	244	0.01
SureWerx Purchaser III Inc.	(8)(13)(17)	First Lien Term Loan	C + 5.25%	7.53%	12/28/2029	CAD 16,861	12,322	11,813	0.55
SureWerx Purchaser III Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.25%	8.92%	12/28/2028	1,730	446	445	0.02
WST USA Holdco, Inc.	(6)(8)(16)	First Lien Term Loan	S + 4.75%	8.52%	3/31/2027	2,444	2,444	2,444	0.11
WST USA Holdco, Inc.	(6)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.52%	3/31/2027	1,059	1,056	1,059	0.05
							34,445	33,883	1.57
Capital Markets
Allworth Financial Group, L.P.	(8)(16)	First Lien Term Loan	S + 4.75%	8.41%	12/23/2027	2,499	2,498	2,499	0.12
Allworth Financial Group, L.P.	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	12/23/2027	2,387	2,387	2,387	0.11
Arax MidCo, LLC	(8)(13)(17)	First Lien Term Loan	S + 5.25%	8.92%	3/24/2032	2,928	2,920	2,913	0.14
Arax MidCo, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	3/24/2032	1,805	(2)	(9)	—
Arax MidCo, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.25%	8.92%	3/24/2032	267	(1)	(1)	—
Cub Financing Intermediate, LLC	(8)(13)(18)	First Lien Term Loan	S + 4.75%	8.42%	6/28/2030	10,648	10,610	10,648	0.49
Cub Financing Intermediate, LLC	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	6/28/2030	4,949	4,919	4,949	0.23
EdgeCo Buyer, Inc.	(8)(13)(16)	First Lien Term Loan	S + 4.50%	8.17%	6/1/2028	2,175	2,170	2,169	0.10
EdgeCo Buyer, Inc.	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	6/1/2028	324	322	322	0.01
EdgeCo Buyer, Inc.	(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	6/1/2028	17	17	17	—
EdgeCo Buyer, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	6/1/2028	3,374	3,357	3,354	0.16
EdgeCo Buyer, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 4.50%	8.17%	6/1/2028	338	32	33	—
Lido Advisors, LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	5/10/2032	1,588	1,577	1,572	0.07
Lido Advisors, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	5/10/2032	3,435	3,435	3,400	0.16
Lido Advisors, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	5/10/2032	10,631	7,584	7,534	0.35

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Capital Markets (continued)
Lido Advisors, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 4.75%	8.41%	5/10/2032	$1,862	$923	$912	0.04%
R&T Acquisitions, LLC	(8)(15)(16)	First Lien Term Loan	S + 5.25%	8.92%	8/31/2030	2,112	2,099	2,112	0.10
R&T Acquisitions, LLC	(7)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	8/31/2030	411	(3)	—	—
The Ultimus Group Midco, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.42%	7/1/2032	12,174	12,119	12,174	0.56
The Ultimus Group Midco, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	7/1/2032	4,068	(9)	—	—
The Ultimus Group Midco, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	7/1/2032	1,526	(8)	—	—
							56,946	56,985	2.64
Chemicals
Americhem, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.16%	3/1/2032	24,317	24,204	24,196	1.12
Americhem, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	3/1/2032	6,278	(13)	(31)	—
Americhem, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.16%	3/1/2032	4,447	(19)	(22)	—
Aurora Plastics, LLC	(8)(17)	First Lien Term Loan	S + 4.75%	8.51%	8/12/2030	35,253	35,122	35,076	1.63
Aurora Plastics, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.51%	8/12/2030	50	42	50	—
Aurora Plastics, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.51%	8/12/2030	2,850	—	(14)	—
Bulab Holdings, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.42%	7/1/2032	18,822	18,737	18,634	0.86
Bulab Holdings, Inc.	(13)(15)(17)	First Lien Term Loan	E + 4.75%	6.83%	7/1/2032	EUR 3,146	3,698	3,599	0.17
Bulab Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	7/1/2032	4,506	(10)	(45)	—
Bulab Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	7/1/2032	4,346	(22)	(43)	—
DCG Acquisition Corp.	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.67%	6/13/2031	26,360	26,322	26,476	1.23
DCG Acquisition Corp.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	6/13/2031	4,408	3,111	3,148	0.15
DCG Acquisition Corp.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.67%	6/13/2031	4,408	(11)	—	—
Lubricant Engineers	(8)(16)	First Lien Term Loan	S + 5.25%	8.92%	9/1/2029	244	239	243	0.01
Lubricant Engineers	(8)(13)(15)(16)	First Lien Term Loan	S + 5.25%	8.92%	9/1/2029	22,593	22,534	22,480	1.04
Lubricant Engineers	(7)(13)(15)(16)	First Lien Revolver	S + 5.25%	8.92%	9/1/2029	2,212	(11)	(11)	—
Lummus Technology Holdings V LLC	(5)(8)(19)	First Lien Term Loan	S + 2.50%	6.16%	12/31/2029	4,901	4,922	4,872	0.23
Plaskolite PPC Intermediate II LLC	(13)(15)(16)	First Lien Term Loan	S + 8.00%	11.67% (Incl. 4.00% PIK)	5/9/2030	3,308	3,280	3,267	0.15
Plaskolite PPC Intermediate II LLC	(7)(13)(15)(16)	First Lien Revolver	S + 7.00%	10.67%	2/7/2030	236	55	54	—
Tangent Technologies Acquisition, LLC	(8)(16)	First Lien Term Loan	S + 4.75%	8.57%	11/30/2027	244	243	244	0.01
							142,423	142,173	6.60

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies
365 Retail Markets, LLC	(8)(16)	First Lien Term Loan	S + 4.50%	8.17%	12/23/2028	$136	$136	$136	0.01%
365 Retail Markets, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	12/23/2028	108	108	108	0.01
Acuren Delaware Holdco, Inc.	(5)(6)(15)(19)	First Lien Term Loan	S + 2.75%	6.41%	7/30/2031	2,957	2,957	2,958	0.14
Anticimex Global AB	(5)(6)(15)(19)	First Lien Term Loan	S + 2.90%	6.57%	11/17/2031	1,231	1,231	1,234	0.06
Ares Holdings, LLC	(8)(16)	First Lien Term Loan	S + 4.75%	8.42%	11/18/2029	4,788	4,747	4,788	0.22
Ares Holdings, LLC	(13)(15)(16)	First Lien Term Loan	S + 4.75%	8.41%	11/18/2029	1,013	1,012	1,013	0.05
Ares Holdings, LLC	(8)(13)(16)	First Lien Term Loan	S + 4.75%	8.41%	11/18/2029	6,259	6,237	6,259	0.29
Ares Holdings, LLC	(13)(15)(16)	First Lien Term Loan	S + 4.75%	8.42%	11/18/2029	5,509	5,497	5,510	0.25
Ares Holdings, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	11/18/2029	5,127	(6)	—	—
Ares Holdings, LLC	(7)(15)(16)	First Lien Revolver	S + 4.75%	8.42%	11/18/2029	4,849	211	224	0.01
AWP Group Holdings, Inc.	(8)(13)(15)(16)	First Lien Term Loan	S + 4.50%	8.17%	12/23/2030	5,957	5,945	5,868	0.27
AWP Group Holdings, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	12/23/2030	12,796	4,493	4,343	0.20
AWP Group Holdings, Inc.	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	12/23/2030	106	105	104	—
AWP Group Holdings, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 4.50%	8.17%	12/23/2030	47	31	30	—
BCPE Empire Holdings, Inc.	(5)(8)(15)(18)	First Lien Term Loan	S + 3.25%	6.91%	12/11/2030	2,771	2,774	2,734	0.13
BIFM CA Buyer Inc.	(5)(15)(18)	First Lien Term Loan	S + 3.25%	6.91%	5/31/2028	4,805	4,803	4,811	0.22
CoolSys, Inc.	(5)(8)(17)	First Lien Term Loan	S + 6.00%	9.93% (Incl. 3.50% PIK)	2/11/2030	249	240	210	0.01
Crimson FLS Acquisition, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.17%	2/18/2033	30,116	30,048	30,040	1.39
Crimson FLS Acquisition, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	2/18/2033	7,967	971	963	0.04
Crimson FLS Acquisition, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.17%	2/18/2033	4,515	281	281	0.01
CRS Midco Holdings, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.17%	12/31/2032	8,077	8,040	7,996	0.37
CRS Midco Holdings, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	12/31/2032	2,692	(6)	(27)	—
CRS Midco Holdings, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.17%	12/31/2032	1,615	(8)	(16)	—
Discovery Purchaser Corporation	(5)(6)(15)(18)	First Lien Term Loan	S + 3.75%	7.42%	10/4/2029	3,790	3,795	3,739	0.17
FL Hawk Intermediate Holdings, Inc.	(8)(13)(15)(16)	First Lien Term Loan	S + 4.50%	8.17%	2/22/2030	7,397	7,374	7,397	0.34
FL Hawk Intermediate Holdings, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 4.50%	8.17%	2/22/2029	2,233	(2)	—	—
HeartLand PPC Buyer, LLC	(8)(17)	First Lien Term Loan	S + 4.75%	8.42%	12/12/2029	2,939	2,915	2,918	0.13
HeartLand PPC Buyer, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.42%	12/12/2029	4,260	4,249	4,229	0.20
HeartLand PPC Buyer, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	12/12/2029	9,822	147	95	—
HeartLand PPC Buyer, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.41%	12/12/2029	1,941	121	115	0.01
Hercules Borrower LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.42%	12/15/2028	12,342	12,304	12,280	0.57
Hercules Borrower LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	12/15/2028	11,512	(22)	(58)	—
Hercules Borrower LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	12/15/2028	1,044	(3)	(5)	—
High Bar Brands Operating, LLC	(6)(8)(16)	First Lien Term Loan	S + 5.25%	8.92%	12/19/2029	244	242	244	0.01
HP RSS Buyer, Inc.	(8)(17)	First Lien Term Loan	S + 4.75%	8.42%	12/11/2029	4,899	4,859	4,876	0.22
HP RSS Buyer, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.42%	12/11/2029	371	370	369	0.02

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies (continued)
HP RSS Buyer, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	12/11/2029	$8,367	$7,001	$6,975	0.32%
HP RSS Buyer, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	12/11/2029	5,570	(13)	(28)	—
Low Voltage Holdings Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.17%	4/28/2032	28,065	27,986	27,784	1.29
Low Voltage Holdings Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	4/28/2032	4,103	(15)	(41)	—
Low Voltage Holdings Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	4/28/2032	3,597	(13)	(36)	—
Monarch Landscape Holdings, LLC	(8)(17)	First Lien Term Loan	S + 5.00%	8.67%	10/2/2028	1,773	1,771	1,768	0.08
Monarch Landscape Holdings, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	10/2/2028	300	297	299	0.01
Monarch Landscape Holdings, LLC	(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	10/2/2028	863	859	861	0.04
Onyx-Fire Protection Services Inc.	(6)(13)(15)(17)	First Lien Term Loan	C + 4.50%	6.78%	7/31/2031	CAD 20,153	14,532	14,373	0.67
Onyx-Fire Protection Services Inc.	(6)(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	C + 4.50%	6.78%	7/31/2031	CAD 10,403	(9)	(56)	—
Onyx-Fire Protection Services Inc.	(6)(7)(13)(15)(17)	First Lien Revolver	C + 4.50%	6.78%	7/31/2031	CAD 4,378	539	518	0.02
Palmetto Acquisitionco Inc.	(8)(16)	First Lien Term Loan	S + 5.75%	9.42%	9/18/2029	244	242	237	0.01
Polyphase Elevator Holding Company	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.67%	11/24/2032	15,998	15,943	15,878	0.74
Polyphase Elevator Holding Company	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	11/24/2032	2,564	1,921	1,906	0.09
Polyphase Elevator Holding Company	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.67%	11/24/2032	1,439	(5)	(11)	—
Project Boost Purchaser, LLC	(5)(15)(19)	First Lien Term Loan	S + 2.75%	6.42%	7/16/2031	5,916	5,911	5,715	0.26
Saber Parent Holdings Corp.	(13)(15)(19)	First Lien Term Loan	S + 4.75%	8.42% (Incl. 2.25% PIK)	12/16/2032	23,532	23,481	23,296	1.08
Saber Parent Holdings Corp.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	12/16/2032	6,455	(8)	(65)	—
Saber Parent Holdings Corp.	(7)(13)(15)(19)	First Lien Revolver	S + 4.75%	8.42%	12/16/2032	3,228	939	914	0.04
Soliant Lower Intermediate, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.75%	7.44%	7/18/2031	2,705	2,683	2,029	0.09
Thermostat Purchaser III, Inc.	(5)(8)(15)(17)	First Lien Term Loan	S + 4.25%	7.92%	8/31/2028	5,158	5,155	5,059	0.23
Valet Waste Holdings, Inc.	(8)(13)(16)	First Lien Term Loan	S + 6.00%	9.66%	5/1/2029	31,165	31,107	31,087	1.44
Valet Waste Holdings, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 6.00%	9.66%	5/1/2029	1,429	1,017	1,017	0.05
WRE Holding Corp.	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.69%	7/2/2031	8,180	8,149	8,119	0.38
WRE Holding Corp.	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.69%	7/2/2031	2,106	2,075	2,090	0.10
WRE Holding Corp.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.69%	7/2/2031	6,978	(16)	(52)	—
WRE Holding Corp.	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.60%	7/2/2031	567	567	563	0.03

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies (continued)
WRE Holding Corp.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.69%	7/2/2030	$1,133	$208	$204	0.01%
YLG Holdings, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.42%	12/23/2030	26,753	26,709	26,552	1.23
YLG Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	12/23/2030	5,486	3,234	3,203	0.15
YLG Holdings, Inc.	(7)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	12/23/2030	3,270	(5)	(25)	—
Zinc Buyer Corporation	(8)(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.42%	7/24/2031	18,625	18,602	18,532	0.86
Zinc Buyer Corporation	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	7/24/2031	1,721	(8)	(9)	—
Zinc Buyer Corporation	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	7/24/2031	2,028	(4)	(10)	—
Zone Climate Services, Inc.	(8)(16)	First Lien Term Loan	S + 5.50%	9.32%	3/9/2028	2,932	2,902	2,850	0.13
							319,930	317,262	14.70
Construction & Engineering
Ampirical Solutions, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.25%	7.92%	9/30/2032	9,735	9,690	9,637	0.45
Ampirical Solutions, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.25%	7.92%	9/30/2032	14,602	(34)	(146)	(0.01)
Ampirical Solutions, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.25%	7.92%	9/30/2032	3,894	(18)	(39)	—
Groundworks, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.00%	6.67%	3/14/2031	1,992	1,992	1,989	0.09
Hydraulic Technologies USA LLC	(8)(13)(16)	First Lien Term Loan	S + 5.50%	9.17%	6/3/2031	17,241	16,954	16,637	0.77
Hydraulic Technologies USA LLC	(7)(13)(15)(16)	First Lien Revolver	S + 5.50%	9.17%	6/3/2030	2,384	1,621	1,586	0.07
Kleinfelder Intermediate LLC	(8)(17)	First Lien Term Loan	S + 4.50%	8.17%	9/18/2030	244	244	243	0.01
Kleinfelder Intermediate LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	9/18/2030	2,907	(4)	(15)	—
MEI Buyer LLC	(8)(16)	First Lien Term Loan	S + 4.25%	7.91%	6/29/2029	4,222	4,203	4,211	0.20
MEI Buyer LLC	(15)(16)	First Lien Delayed Draw Term Loan	S + 4.25%	7.91%	6/29/2029	670	660	669	0.03
Trilon Group, LLC	(8)(13)(16)	First Lien Term Loan	S + 4.50%	8.17%	5/25/2029	2,988	2,968	2,957	0.14
Trilon Group, LLC	(8)(13)(15)(16)	First Lien Term Loan	S + 4.50%	8.17%	5/25/2029	2,987	2,969	2,957	0.14
Trilon Group, LLC	(8)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	5/25/2029	4,245	4,201	4,203	0.19
Trilon Group, LLC	(8)(13)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	5/25/2029	112	112	111	0.01
Trilon Group, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	5/25/2029	3,007	837	810	0.04
Trilon Group, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 4.50%	8.17%	5/25/2029	1,218	249	249	0.01
							46,644	46,059	2.14

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Construction Materials
Pearlman Enterprises Inc.	(8)(16)	First Lien Term Loan	S + 4.50%	8.26%	5/5/2027	$2,939	$2,931	$2,880	0.13%
Profile Products LLC	(8)(17)	First Lien Term Loan	S + 5.50%	9.27%	11/12/2027	244	243	242	0.01
Red Fox CD Acquisition Corporation	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 6.00%	9.67%	3/4/2030	26,815	24,297	24,226	1.12
							27,471	27,348	1.26
Containers and Packaging
Berlin Packaging LLC	(5)(6)(8)(15)(19)	First Lien Term Loan	S + 3.25%	6.92%	6/7/2031	7,444	7,430	7,194	0.33
CFs Brands, LLC	(8)(16)	First Lien Term Loan	S + 5.00%	8.66%	10/2/2030	244	243	244	0.01
Charter Next Generation, Inc.	(5)(15)(17)	First Lien Term Loan	S + 2.50%	6.16%	11/29/2030	3,811	3,816	3,793	0.18
Clydesdale Acquisition Holdings, Inc.	(5)(15)(18)	First Lien Term Loan	S + 3.25%	6.91%	4/1/2032	3,456	3,436	3,237	0.15
Cold Chain Technologies, LLC	(13)(15)(16)	First Lien Term Loan	S + 5.25%	8.92%	7/2/2027	18,009	17,990	18,009	0.83
Cold Chain Technologies, LLC	(7)(15)(16)	First Lien Revolver	S + 5.25%	8.92%	7/2/2027	197	111	111	0.01
Packaging Coordinators Midco, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.67%	10/15/2032	30,580	30,565	30,197	1.40
Packaging Coordinators Midco, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	10/15/2032	8,081	404	347	0.02
Packaging Coordinators Midco, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	10/15/2032	1,380	(3)	(17)	—
Packaging Coordinators Midco, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.67%	10/15/2032	3,311	(7)	(41)	—
Plastipak Holdings, Inc.	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.16%	9/24/2032	3,215	3,200	3,186	0.15
PLZ CORP.	(5)(8)(16)	First Lien Term Loan	S + 5.00%	8.66%	3/31/2032	15,740	15,583	15,583	0.72
PLZ CORP.	(5)(7)(15)(16)	First Lien Revolver	S + 5.00%	8.66%	3/31/2032	2,229	(22)	(22)	—
Pregis TopCo LLC	(5)(15)(19)	First Lien Term Loan	S + 4.00%	7.66%	2/1/2029	4,455	4,466	4,455	0.21
ProAmpac PG Borrower LLC	(5)(15)(19)	First Lien Term Loan	S + 4.00%	7.77%	3/7/2033	9,000	8,865	8,715	0.40
ProAmpac PG Borrower LLC	(5)(7)(15)(19)	First Lien Revolver	S + 3.75%	7.41%	3/6/2031	9,000	2,580	2,220	0.10
Pro Mach Group, Inc.	(5)(15)(19)	First Lien Term Loan	S + 2.75%	6.41%	10/15/2032	3,061	3,056	3,059	0.14
Ring Container Technologies Group, LLC	(5)(15)(18)	First Lien Term Loan	S + 2.50%	6.16%	9/15/2032	3,210	3,213	3,184	0.15
Rohrer Corp.	(8)(16)	First Lien Term Loan	S + 5.00%	8.94%	3/15/2027	246	243	239	0.01
ST Athena Global LLC	(6)(8)(13)(17)	First Lien Term Loan	SON + 5.25%	8.99%	6/26/2030	GBP 1,268	1,592	1,652	0.08
ST Athena Global LLC	(6)(8)(13)(15)(17)	First Lien Term Loan	S + 5.25%	8.92%	6/26/2030	2,802	2,788	2,753	0.13
ST Athena Global LLC	(6)(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	6/26/2030	119	(1)	(2)	—
ST Athena Global LLC	(6)(7)(13)(15)(17)	First Lien Revolver	S + 5.25%	8.92%	6/26/2029	390	39	35	—
Tank Holding Corp.	(8)(17)	First Lien Term Loan	S + 5.75%	9.51%	3/31/2028	244	239	219	0.01
Trident TPI Holdings, Inc.	(5)(15)(18)	First Lien Term Loan	S + 3.75%	7.42%	9/15/2028	3,604	3,606	3,422	0.16
Verde Purchaser, LLC	(5)(15)(19)	First Lien Term Loan	S + 4.00%	7.67%	11/30/2030	4,760	4,765	4,637	0.21
							118,197	116,409	5.40

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Distributors
Aurora Parts & Accessories LLC	(8)(16)	First Lien Term Loan	S + 5.75%	9.57%	1/13/2029	$244	$244	$241	0.01%
BC Group Holdings, Inc.	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.67%	12/21/2027	4,953	4,943	4,929	0.23
BC Group Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	12/21/2027	8,426	5,832	5,814	0.27
Blackbird Purchaser, Inc.	(8)(15)(17)	First Lien Term Loan	S + 5.75%	9.42%	12/19/2030	5,137	5,104	5,060	0.23
Blackbird Purchaser, Inc.	(7)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.75%	9.42%	12/19/2030	379	(3)	(6)	—
Blackbird Purchaser, Inc.	(7)(15)(17)	First Lien Revolver	S + 5.75%	9.42%	12/19/2029	619	367	362	0.02
BlackHawk Industrial Distribution, Inc.	(8)(15)(16)	First Lien Term Loan	S + 5.25%	9.07%	9/17/2026	6,850	6,850	6,114	0.28
BlackHawk Industrial Distribution, Inc.	(8)(13)(16)	First Lien Term Loan	S + 5.25%	9.07%	9/17/2026	367	367	328	0.02
BlackHawk Industrial Distribution, Inc.	(13)(15)(16)	First Lien Term Loan	S + 5.25%	9.07%	9/17/2026	2,844	2,842	2,538	0.12
BlackHawk Industrial Distribution, Inc.	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	9.07%	9/17/2026	1	1	1	—
BlackHawk Industrial Distribution, Inc.	(7)(15)(16)	First Lien Revolver	S + 5.25%	9.07%	9/17/2026	3,504	2,010	1,638	0.08
Dealer Tire Financial, LLC	(5)(15)(18)	First Lien Term Loan	S + 3.00%	6.66%	7/2/2031	4,849	4,831	4,841	0.22
Johnstone Supply, LLC	(5)(8)(15)(19)	First Lien Term Loan	S + 2.25%	5.91%	6/9/2031	4,878	4,879	4,853	0.22
Motion & Control Enterprises LLC	(8)(16)	First Lien Term Loan	S + 6.00%	9.67%	6/1/2028	3,198	3,186	3,151	0.15
Motion & Control Enterprises LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 6.00%	9.67%	6/1/2028	611	608	602	0.03
Motion & Control Enterprises LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 6.00%	9.67%	6/1/2028	1,453	(3)	(15)	—
NFO Orange Buyer, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.19%	1/13/2033	19,048	19,005	18,810	0.87
NFO Orange Buyer, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.19%	1/13/2033	4,082	(5)	(51)	—
NFO Orange Buyer, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.19%	1/13/2033	2,721	538	510	0.02
Vessco Midco Holdings, LLC	(8)(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.16%	7/24/2031	27,777	27,672	27,569	1.28
Vessco Midco Holdings, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.19%	7/24/2031	9,984	9,961	9,909	0.46
Vessco Midco Holdings, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.19%	7/24/2031	9,259	8,504	8,480	0.39
Vessco Midco Holdings, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	7/24/2031	9,706	(11)	(73)	—
Vessco Midco Holdings, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.16%	7/24/2031	3,086	(10)	(23)	—
							107,712	105,582	4.90

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services
AAH Topco., LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.76%	12/22/2027	$5,935	$2,735	$2,741	0.13%
American Residential Services LLC	(5)(7)(15)(19)	First Lien Revolver	S + 2.50%	6.16%	1/31/2030	1,739	129	77	—
Apex Service Partners, LLC	(8)(13)(16)	First Lien Term Loan	S + 5.00%	8.67%	10/24/2030	4,732	4,683	4,732	0.22
Apex Service Partners, LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	10/24/2030	15,001	14,908	15,001	0.70
Apex Service Partners, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	10/24/2030	10,000	1,099	1,077	0.05
Apex Service Partners, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	8.67%	10/24/2029	378	173	174	0.01
Ascend Learning, LLC	(5)(15)(18)	First Lien Term Loan	S + 3.00%	6.66%	12/11/2028	5,687	5,652	5,565	0.26
AVE Holdings III, Corp.	(8)(17)	First Lien Term Loan	S + 5.50%	9.32%	2/25/2028	143	142	131	0.01
AVE Holdings III, Corp.	(15)(17)	First Lien Delayed Draw Term Loan	S + 5.50%	9.32%	2/25/2028	62	61	56	—
AVE Holdings III, Corp.	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.50%	9.32%	2/25/2028	40	40	37	—
AVG Intermediate Holdings LLC	(8)(16)	First Lien Term Loan	S + 6.00%	9.77%	5/16/2028	819	819	810	0.04
AVG Intermediate Holdings LLC	(13)(15)(16)	First Lien Term Loan	S + 6.00%	9.67%	5/16/2028	278	277	275	0.01
AVG Intermediate Holdings LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 6.00%	9.77%	5/16/2028	3,016	3,016	2,987	0.14
AVG Intermediate Holdings LLC	(7)(15)(16)	First Lien Revolver	S + 6.00%	9.77%	5/16/2028	166	—	(2)	—
COP Hometown Acquisitions, Inc.	(8)(16)	First Lien Term Loan	S + 5.25%	8.92%	7/16/2027	897	888	892	0.04
COP Hometown Acquisitions, Inc.	(8)(13)(15)(16)	First Lien Term Loan	S + 5.25%	8.92%	7/16/2027	1,270	1,267	1,264	0.06
COP Hometown Acquisitions, Inc.	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	7/16/2027	4,002	3,966	3,982	0.18
CVP Holdco, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.41%	6/30/2031	22,159	22,132	22,103	1.02
CVP Holdco, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	6/30/2031	5,883	1,940	1,939	0.09
CVP Holdco, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.41%	6/28/2030	2,353	(6)	(6)	—
Essential Services Holding Corporation	(13)(15)(17)	First Lien Term Loan	S + 5.50%	9.17% (Incl. 2.75% PIK)	6/17/2031	10,617	10,600	10,511	0.49
Essential Services Holding Corporation	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	6/17/2031	2,082	(2)	(21)	—
Essential Services Holding Corporation	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.67%	6/17/2030	1,301	517	507	0.02
Experigreen Intermediate Holdings, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.41%	12/10/2032	26,381	26,271	26,117	1.21
Experigreen Intermediate Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	12/10/2032	4,860	(18)	(49)	—
Experigreen Intermediate Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.41%	12/10/2032	3,169	(15)	(32)	—
Flint Opco, LLC	(8)(16)	First Lien Term Loan	S + 4.75%	8.42%	8/15/2030	244	243	243	0.01
Flint Opco, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	8/15/2030	4,038	3,965	3,954	0.18
Flint Opco, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	8/15/2030	7,470	(16)	(56)	—
FSHS I, LLC	(8)(17)	First Lien Term Loan	S + 5.50%	9.16%	11/18/2028	3,935	3,935	3,906	0.18
GS Seer Group Borrower, LLC	(8)(16)	First Lien Term Loan	S + 6.75%	10.42%	4/29/2030	4,887	4,817	4,557	0.21
GSV Holding, LLC	(13)(15)(16)	First Lien Term Loan	S + 5.75%	9.42% (Incl. 3.13% PIK)	10/18/2030	38,168	38,024	37,882	1.76

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services (continued)
GSV Holding, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 4.25%	7.92%	10/18/2030	$1,651	$(8)	$—	—%
Health Buyer LLC	(8)(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.42%	4/29/2030	5,436	5,418	5,409	0.25
Health Buyer LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	4/29/2030	10,052	(29)	(50)	—
Home Service TopCo IV, Inc.	(8)(16)	First Lien Term Loan	S + 4.50%	8.19%	12/31/2027	4,887	4,887	4,887	0.23
Home Service TopCo IV, Inc.	(13)(15)(16)	First Lien Term Loan	S + 4.50%	8.19%	12/31/2027	7,420	7,406	7,420	0.34
Home Service TopCo IV, Inc.	(8)(13)(16)	First Lien Term Loan	S + 4.50%	8.17%	12/31/2027	3,585	3,582	3,585	0.17
Innovetive Petcare, Inc.	(8)(16)	First Lien Term Loan	S + 5.00%	8.82%	6/30/2028	191	187	189	0.01
Innovetive Petcare, Inc.	(8)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.82%	6/30/2028	46	45	46	—
Innovetive Petcare, Inc.	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.82%	6/30/2028	18,642	18,614	18,455	0.86
Innovetive Petcare, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.81%	6/30/2028	8,402	3,781	3,715	0.17
Learning Care Group (US) No. 2 Inc.	(5)(15)(18)	First Lien Term Loan	S + 4.00%	7.67%	8/11/2028	1,739	1,734	1,281	0.06
PPV Intermediate Holdings, LLC	(8)(17)	First Lien Term Loan	S + 5.75%	9.42%	8/31/2029	239	238	231	0.01
PPV Intermediate Holdings, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	8/31/2029	14,979	5,827	5,870	0.27
Seahawk BidCo, LLC	(13)(15)(16)	First Lien Term Loan	S + 4.75%	8.42%	12/19/2031	13,440	13,404	13,339	0.62
Seahawk BidCo, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	12/19/2031	24,259	3,775	3,635	0.17
Seahawk BidCo, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 4.75%	8.42%	12/19/2030	1,273	218	213	0.01
Southern Veterinary Partners, LLC	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.16%	12/4/2031	5,201	5,196	5,163	0.24
Taymax Group Acquisition, LLC	(8)(16)	First Lien Term Loan	S + 6.00%	9.76%	7/30/2027	1,466	1,466	1,458	0.07
Taymax Group Acquisition, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.51%	7/30/2027	2,532	541	527	0.02
University Support Services LLC	(5)(15)(18)	First Lien Term Loan	S + 2.75%	6.41%	2/10/2029	1,378	1,362	1,354	0.06
US Fitness Holdings, LLC	(8)(13)(15)(17)	First Lien Term Loan	S + 5.50%	9.17%	9/4/2031	31,233	31,118	31,233	1.45
US Fitness Holdings, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.50%	9.17%	9/4/2031	2,863	(18)	—	—
US Fitness Holdings, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.50%	9.17%	9/4/2030	2,651	994	1,007	0.05
Vertex Service Partners, LLC	(8)(17)	First Lien Term Loan	S + 6.00%	9.67% (Incl. 6.00% PIK)	11/8/2030	250	247	242	0.01
Vertex Service Partners, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 6.00%	9.67% (Incl. 5.25% PIK)	11/8/2030	1,504	295	208	0.01
VPP Intermediate Holdings, LLC	(8)(16)	First Lien Term Loan	S + 5.75%	9.51%	12/1/2027	1,795	1,795	1,781	0.08
VPP Intermediate Holdings, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	8.91%	12/1/2027	12,930	6,486	6,394	0.30
VPP Intermediate Holdings, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	9.51%	12/1/2027	2,163	2,163	2,147	0.10
VPP Intermediate Holdings, LLC	(15)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	9.41%	12/1/2027	2,190	2,184	2,174	0.10
VPP Intermediate Holdings, LLC	(7)(15)(16)	First Lien Revolver	S + 5.75%	9.51%	12/1/2027	223	—	(2)	—
							275,150	273,265	12.68

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Telecommunication Services
Coral-US Co-Borrower LLC	(5)(6)(15)(19)	First Lien Term Loan	S + 3.25%	6.92%	1/31/2032	$3,700	$3,679	$3,642	0.17%
Guardian US Holdco LLC	(5)(8)(15)(18)	First Lien Term Loan	S + 3.25%	6.92%	1/31/2030	5,257	5,264	5,082	0.24
Virgin Media Bristol LLC	(5)(6)(8)(15)(19)	First Lien Term Loan	S + 3.18%	6.97%	3/31/2031	4,877	4,824	4,465	0.21
Zacapa S.a r.l.	(5)(6)(8)(15)(18)	First Lien Term Loan	S + 3.75%	7.42%	3/22/2029	6,803	6,806	6,794	0.31
							20,573	19,983	0.93
Electrical Equipment
Infinite Bidco LLC	(5)(8)(18)	First Lien Term Loan	S + 6.25%	9.92%	3/2/2028	244	243	237	0.01
							243	237	0.01
Electronic Equipment, Instruments and Components
AdvancedPCB Intermediate Holdings, Inc.	(13)(15)(16)	First Lien Term Loan	S + 6.50%	10.32% (Incl. 4.75% PIK)	10/5/2027	257	257	248	0.01
Dwyer Instruments, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.42%	7/20/2029	229	226	225	0.01
Dwyer Instruments, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.42%	7/20/2029	21,506	21,350	21,183	0.98
Dwyer Instruments, LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	7/20/2029	2,830	2,814	2,787	0.13
Dwyer Instruments, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	7/20/2029	3,394	1,477	1,458	0.07
Excelitas Technologies Corp.	(8)(17)	First Lien Term Loan	S + 5.25%	8.91%	8/13/2029	193	192	193	0.01
Excelitas Technologies Corp.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	8.91%	8/13/2029	5,044	(8)	—	—
Phoenix 1 Buyer Corp.	(8)(17)	First Lien Term Loan	S + 4.75%	8.42%	11/20/2030	245	243	245	0.01
Wildcat Topco, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.17%	11/17/2031	15,299	15,241	15,108	0.70
Wildcat Topco, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	11/17/2031	3,243	(20)	(41)	—
Wildcat Topco, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.17%	11/17/2031	3,243	—	(41)	—
							41,772	41,365	1.92
Energy Equipment and Services
CRCI Longhorn Holdings, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.41%	8/27/2031	17,950	17,886	17,860	0.83
CRCI Longhorn Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	8/27/2031	4,544	(9)	(23)	—
CRCI Longhorn Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.41%	8/27/2031	3,030	(12)	(15)	—
Integrated Power Services Holdings, Inc.	(8)(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.52%	11/22/2031	22,795	22,773	22,738	1.05
Integrated Power Services Holdings, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.52%	11/22/2031	10,264	10,220	10,238	0.47
Integrated Power Services Holdings, Inc.	(8)(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.52%	11/22/2031	14,311	14,283	14,275	0.66
Integrated Power Services Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.52%	11/22/2031	7,197	(9)	(18)	—
Integrated Power Services Holdings, Inc.	(7)(15)(17)	First Lien Revolver	S + 4.75%	8.52%	11/22/2030	4,035	(15)	(10)	—
Phillips & Temro Industries Inc.	(8)(16)	First Lien Term Loan	S + 5.00%	8.82%	3/12/2027	225	225	223	0.01
							65,342	65,268	3.02

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Financial Services
Aprio Advisory Group, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.42%	8/1/2031	$19,911	$19,859	$19,812	0.92%
Aprio Advisory Group, LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	8/1/2031	7,949	7,933	7,909	0.37
Aprio Advisory Group, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	8/1/2031	10,815	7,534	7,528	0.35
Aprio Advisory Group, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.41%	8/1/2031	4,019	1,332	1,319	0.06
Aretec Group, Inc.	(5)(15)(19)	First Lien Term Loan	S + 3.00%	6.66%	8/9/2030	6,052	6,043	5,984	0.28
Ascensus Group Holdings, Inc.	(5)(6)(8)(15)(18)	First Lien Term Loan	S + 3.00%	6.66%	11/25/2032	8,693	8,698	8,568	0.40
Cerity Partners Equity Holding LLC	(8)(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.17%	7/28/2031	37,389	37,318	37,390	1.73
Cerity Partners Equity Holding LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	7/28/2031	16,789	(20)	—	—
Cerity Partners Equity Holding LLC	(7)(15)(17)	First Lien Revolver	S + 4.50%	8.16%	7/28/2031	4,752	1,889	1,901	0.09
CFGI Holdings, LLC	(8)(17)	First Lien Term Loan	S + 4.25%	7.91%	11/2/2029	4,028	3,981	3,948	0.18
CFGI Holdings, LLC	(7)(15)(17)	First Lien Revolver	S + 4.25%	7.91%	11/2/2029	191	(2)	(4)	—
Cherry Bekaert Advisory LLC	(8)(17)	First Lien Term Loan	S + 4.50%	8.16%	6/28/2030	1,920	1,878	1,905	0.09
Cherry Bekaert Advisory LLC	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.16%	6/28/2030	26,876	26,765	26,675	1.24
Cherry Bekaert Advisory LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	6/28/2030	791	774	785	0.04
Cherry Bekaert Advisory LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	6/28/2030	4,201	4,168	4,170	0.19
Cherry Bekaert Advisory LLC	(7)(15)(17)	First Lien Revolver	S + 4.50%	8.16%	6/28/2030	226	27	30	—
Chicago US Midco III LP	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.16%	11/1/2032	2,291	2,286	2,273	0.11
Chicago US Midco III LP	(5)(7)(15)(19)	First Lien Delayed Draw Term Loan	S + 2.50%	6.16%	11/1/2032	340	—	(3)	—
ClearCapital Holdings, LLC	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.67%	6/30/2032	7,169	7,128	6,954	0.32
ClearCapital Holdings, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	6/30/2032	3,414	(10)	(102)	—
ClearCapital Holdings, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.67%	6/30/2032	1,366	(9)	(41)	—
Contractual Buyer, LLC	(8)(17)	First Lien Term Loan	S + 5.00%	8.67%	10/10/2030	245	242	241	0.01
Contractual Buyer, LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	10/10/2030	9,232	9,190	9,094	0.42
Focus Financial Partners, LLC	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.16%	9/15/2031	7,386	7,372	7,164	0.33
Foreside Financial Group, LLC	(8)(16)	First Lien Term Loan	S + 5.25%	9.07%	9/30/2027	5,655	5,615	5,655	0.26
Foreside Financial Group, LLC	(7)(15)(16)	First Lien Revolver	S + 5.25%	9.07%	9/30/2027	712	137	142	0.01
Frazier & Deeter Advisory, LLC	(8)(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.17%	5/3/2032	8,419	8,395	8,377	0.39
Frazier & Deeter Advisory, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	5/3/2032	7,114	(14)	(36)	—
Frazier & Deeter Advisory, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.17%	5/2/2031	974	646	645	0.03
GTCR Everest Borrower, LLC	(5)(6)(8)(15)(19)	First Lien Term Loan	S + 2.50%	6.17%	9/5/2031	5,518	5,515	5,485	0.25
Heights Buyer, LLC	(8)(16)	First Lien Term Loan	S + 5.75%	9.52%	8/25/2028	3,750	3,750	3,750	0.17

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Financial Services (continued)
Heights Buyer, LLC	(8)(13)(16)	First Lien Term Loan	S + 5.00%	8.77%	8/25/2028	$960	$957	$953	0.04%
Heights Buyer, LLC	(15)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	9.52%	8/25/2028	614	614	614	0.03
Heights Buyer, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.77%	8/25/2028	1,311	(3)	(10)	—
Heights Buyer, LLC	(7)(15)(16)	First Lien Revolver	S + 5.75%	9.52%	8/25/2028	543	140	140	0.01
Kestra Advisor Services Holdings A, Inc.	(5)(6)(15)(19)	First Lien Term Loan	S + 3.00%	6.66%	3/22/2031	3,956	3,935	3,933	0.18
Kriv Acquisition Inc.	(8)(15)(16)	First Lien Term Loan	S + 4.75%	8.42%	7/31/2031	13,215	13,201	13,149	0.61
Kriv Acquisition Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	7/31/2031	14,336	(20)	(72)	—
Kriv Acquisition Inc.	(7)(15)(16)	First Lien Revolver	S + 4.75%	8.42%	7/31/2031	2,712	1,155	1,135	0.05
Minotaur Acquisition, Inc.	(8)(13)(16)	First Lien Term Loan	S + 5.00%	8.66%	6/3/2030	23,988	23,809	23,688	1.10
Minotaur Acquisition, Inc.	(13)(15)(16)	First Lien Term Loan	S + 5.00%	8.66%	5/10/2030	7,668	7,633	7,573	0.35
Minotaur Acquisition, Inc.	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	6/3/2030	7,927	7,844	7,827	0.36
Minotaur Acquisition, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	8.66%	6/3/2030	2,442	(24)	(31)	—
Monarch Finco, LLC	(6)(13)(15)(18)	First Lien Term Loan	S + 4.25%	7.92%	10/29/2032	19,192	19,102	18,976	0.88
Monarch Finco, LLC	(6)(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.25%	7.92%	10/29/2032	5,762	1,892	1,857	0.09
Monarch Finco, LLC	(6)(7)(13)(15)(18)	First Lien Revolver	S + 4.25%	7.92%	10/29/2032	385	(2)	(4)	—
NAB Holdings, LLC	(5)(15)(18)	First Lien Term Loan	S + 2.50%	6.17%	11/23/2028	5,694	5,640	5,234	0.24
Neon Maple Purchaser Inc.	(5)(6)(15)(19)	First Lien Term Loan	S + 2.50%	6.16%	11/17/2031	6,429	6,416	6,308	0.29
OneSource Virtual, Inc.	(8)(13)(18)	First Lien Term Loan	S + 4.75%	8.42%	1/30/2033	33,362	33,288	32,945	1.53
OneSource Virtual, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.42%	1/30/2033	4,766	(12)	(60)	—
Osaic Holdings, Inc.	(5)(6)(15)(19)	First Lien Term Loan	S + 2.50%	6.17%	7/30/2032	6,213	6,225	6,109	0.28
Osttra Group Ltd.	(5)(6)(15)(19)	First Lien Term Loan	S + 3.50%	7.17%	10/8/2032	3,196	3,194	3,170	0.15
Pathstone Family Office LLC	(13)(15)(16)	First Lien Term Loan	S + 4.50%	8.26%	5/15/2029	521	518	512	0.02
Pathstone Family Office LLC	(8)(13)(16)	First Lien Term Loan	S + 4.50%	8.26%	5/15/2029	25,820	25,717	25,368	1.18
Pathstone Family Office LLC	(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.26%	5/15/2029	280	278	275	0.01
Pathstone Family Office LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.26%	5/15/2029	5,035	1,301	1,233	0.06
Pathstone Family Office LLC	(7)(15)(16)	First Lien Revolver	S + 4.50%	8.26%	5/15/2028	2,502	588	563	0.03
Ryan, LLC	(5)(15)(18)	First Lien Term Loan	S + 3.50%	7.16%	11/5/2032	10,000	9,953	9,713	0.45
Ryan, LLC	(5)(7)(15)(19)	First Lien Revolver	S + 3.50%	7.16%	11/7/2030	1,664	—	(75)	—
The Chartis Group, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.25%	7.92%	9/17/2031	12,502	12,459	12,502	0.58
The Chartis Group, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.25%	7.92%	9/17/2031	3,872	632	643	0.03
The Chartis Group, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.17%	9/17/2031	1,938	(8)	—	—
Wealth Enhancement Group, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	10/2/2028	11,463	(12)	(29)	—
Wealth Enhancement Group, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.25%	7.92%	10/2/2028	1,664	1,636	1,659	0.08

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Financial Services (continued)
Wealth Enhancement Group, LLC	(15)(16)	First Lien Delayed Draw Term Loan	S + 4.25%	7.92%	10/2/2028	$1,173	$1,151	$1,170	0.05%
Wealth Enhancement Group, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.25%	7.92%	10/2/2028	29,013	18,853	18,833	0.87
Wealth Enhancement Group, LLC	(7)(15)(16)	First Lien Revolver	S + 4.50%	8.17%	10/2/2028	1,073	(2)	(3)	—
Wipfli Advisory LLC	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.17%	10/1/2032	7,215	7,200	7,197	0.33
Wipfli Advisory LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	10/1/2032	2,706	(3)	(7)	—
Wipfli Advisory LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.17%	10/1/2032	1,804	(4)	(5)	—
							393,661	390,501	18.12
Food Products
Fiesta Purchaser, Inc.	(5)(15)(19)	First Lien Term Loan	S + 2.75%	6.41%	2/12/2031	5,922	5,935	5,788	0.27
RB Holdings Interco, LLC	(8)(16)	First Lien Term Loan	S + 5.25%	9.07%	5/4/2028	244	243	244	0.01
Sigma Holdco B.V.	(5)(6)(15)(19)	First Lien Term Loan	S + 4.25%	7.94%	10/31/2030	5,340	5,324	5,237	0.24
Sugar PPC Buyer LLC	(8)(16)	First Lien Term Loan	S + 4.75%	8.44%	10/2/2031	245	242	243	0.01
Sugar PPC Buyer LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.44%	10/2/2031	6,784	2,011	1,957	0.09
WPP Bullet Buyer, LLC	(8)(16)	First Lien Term Loan	S + 5.25%	8.92%	12/7/2030	10,194	10,120	10,067	0.47
							23,875	23,536	1.09
Gas Utilities
EDPO, LLC	(8)(15)(17)	First Lien Term Loan	S + 4.75%	8.41%	12/10/2029	4,758	4,758	4,723	0.22
EDPO, LLC	(8)(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.41%	12/10/2029	22,932	22,911	22,760	1.05
EDPO, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	12/10/2029	3,431	(11)	(26)	—
EDPO, LLC	(7)(15)(17)	First Lien Revolver	S + 4.75%	8.41%	12/8/2028	2,802	829	820	0.04
							28,487	28,277	1.31
Ground Transportation
AMS Parent, LLC	(5)(8)(17)	First Lien Term Loan	S + 4.75%	8.68%	10/25/2028	244	241	234	0.01
							241	234	0.01
Health Care Technology
Acentra Holdings, LLC	(8)(18)	First Lien Term Loan	S + 5.50%	9.17%	12/17/2029	1,863	1,863	1,840	0.09
Acentra Holdings, LLC	(7)(15)(18)	First Lien Revolver	S + 5.50%	9.17%	12/17/2029	94	—	(1)	—
Athenahealth Group Inc.	(5)(15)(18)	First Lien Term Loan	S + 2.75%	6.41%	2/15/2029	4,793	4,774	4,712	0.22
Caerus US 1 Inc.	(6)(8)(17)	First Lien Term Loan	S + 5.00%	8.67%	5/25/2029	2,560	2,560	2,535	0.12
Cotiviti, Inc.	(5)(15)(19)	First Lien Term Loan	S + 2.75%	6.41%	5/1/2031	2,692	2,695	2,486	0.12
Cotiviti, Inc.	(5)(15)(19)	First Lien Term Loan	S + 2.75%	6.41%	3/26/2032	3,683	3,655	3,399	0.16
DeLorean Purchaser, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.42%	12/16/2031	30,189	30,003	29,812	1.38
DeLorean Purchaser, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	12/16/2031	4,574	(34)	(57)	—
Ensemble RCM, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.00%	6.67%	2/9/2033	5,000	4,995	4,952	0.23
Ensemble RCM, LLC	(5)(7)(15)(19)	First Lien Revolver	S + 3.00%	6.67%	2/10/2031	1,372	—	(14)	—
F&M Buyer LLC	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.17%	3/18/2032	11,940	11,888	11,821	0.55

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Health Care Technology (continued)
F&M Buyer LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	3/18/2032	$3,980	$(9)	$(40)	—%
F&M Buyer LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.17%	3/18/2032	1,741	(9)	(17)	—
Gainwell Acquisition Corp.	(5)(8)(17)	First Lien Term Loan	S + 4.00%	7.77%	10/1/2027	1,959	1,915	1,906	0.09
Goldeneye Parent, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.41%	3/31/2032	31,889	31,823	31,729	1.47
Goldeneye Parent, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.41%	3/31/2032	4,652	(12)	(23)	—
HT Intermediary III, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.16%	11/12/2030	14,516	14,463	14,444	0.67
HT Intermediary III, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	11/12/2030	3,564	(7)	(18)	—
HT Intermediary III, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.16%	11/12/2030	1,336	(7)	(7)	—
IMO Investor Holdings, Inc.	(8)(15)(17)	First Lien Term Loan	S + 5.00%	8.69%	5/11/2029	12,185	12,183	11,941	0.55
IMO Investor Holdings, Inc.	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.69%	5/11/2029	1,276	1,276	1,251	0.06
IMO Investor Holdings, Inc.	(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.69%	5/11/2029	1,099	1,099	1,078	0.05
IMO Investor Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.69%	5/11/2028	1,479	—	(30)	—
Net Health Acquisition Corp.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.41%	7/3/2031	30,223	30,111	29,467	1.37
Net Health Acquisition Corp.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.41%	7/3/2031	4,050	4,032	3,949	0.18
Net Health Acquisition Corp.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.41%	7/3/2031	3,924	(15)	(98)	—
Perfectserve, Inc.	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.67%	2/27/2032	8,488	8,448	8,424	0.39
Perfectserve, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.67%	2/27/2032	1,213	(6)	(9)	—
PointClickCare Technologies Inc.	(5)(6)(15)(19)	First Lien Term Loan	S + 2.75%	6.41%	11/3/2031	3,353	3,348	3,340	0.15
Signant Finance One Limited	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.42%	10/16/2031	18,769	18,596	18,723	0.87
Signant Finance One Limited	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	10/16/2031	4,331	(20)	(11)	—
Signant Finance One Limited	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	10/16/2031	1,805	(17)	(5)	—
Swoop Intermediate III, Inc.	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.16%	4/12/2032	12,904	12,876	12,904	0.60
Swoop Intermediate III, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	4/12/2032	9,108	(10)	—	—
Swoop Intermediate III, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.16%	4/12/2032	3,036	(8)	—	—
Unlimited Technology Holdings, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.17% (Incl. 2.25% PIK)	3/12/2032	16,788	16,751	16,746	0.77
Unlimited Technology Holdings, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.17%	3/12/2032	2,240	(6)	(6)	—
Vatica Health, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.44%	10/29/2032	17,804	17,715	17,270	0.80
Vatica Health, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.44%	10/29/2032	1,780	(8)	(53)	—
Wisdom Purchaser, LLC	(8)(13)(18)	First Lien Term Loan	S + 4.50%	8.17%	7/24/2032	27,613	27,549	26,922	1.25
Wisdom Purchaser, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.17%	7/24/2032	2,864	(7)	(72)	—
							264,443	261,190	12.14
Healthcare Equipment and Supplies
Agiliti Health, Inc.	(5)(8)(15)(19)	First Lien Term Loan	S + 3.00%	6.69%	5/1/2030	3,919	3,907	3,820	0.18
Alcor Scientific LLC	(8)(16)	First Lien Term Loan	S + 4.50%	8.26%	1/31/2028	215	214	215	0.01
Aspen Medical Products, LLC	(8)(16)	First Lien Term Loan	S + 5.00%	8.67%	6/10/2028	3,865	3,860	3,856	0.18
Belmont Instrument, LLC	(8)(16)	First Lien Term Loan	S + 5.25%	8.92%	8/19/2028	2,932	2,911	2,910	0.13

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Equipment and Supplies (continued)
Blades Buyer, Inc.	(8)(16)	First Lien Term Loan	S + 4.75%	8.41%	3/28/2028	$3,261	$3,260	$3,228	0.15%
Blades Buyer, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	3/28/2028	18,932	10,978	10,833	0.50
Blades Buyer, Inc.	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	3/28/2028	1,705	1,705	1,688	0.08
Blades Buyer, Inc.	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	3/28/2028	877	871	868	0.04
Blades Buyer, Inc.	(7)(15)(16)	First Lien Revolver	S + 4.75%	8.41%	3/28/2028	1,668	(5)	(17)	—
CDL Parent, Inc.	(8)(13)(16)	First Lien Term Loan	S + 4.75%	8.42%	12/7/2028	23,680	23,576	23,504	1.09
CDL Parent, Inc.	(13)(15)(16)	First Lien Term Loan	S + 4.75%	8.42%	12/7/2028	27,500	27,373	27,293	1.26
CDL Parent, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	12/7/2028	3,930	98	76	—
CDL Parent, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 4.75%	8.42%	12/7/2028	867	271	271	0.01
CPC/Cirtec Holdings, Inc.	(8)(17)	First Lien Term Loan	S + 5.00%	8.67%	1/30/2029	4,887	4,887	4,887	0.23
CPC/Cirtec Holdings, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.67%	1/30/2029	1,976	1,976	1,976	0.09
CPC/Cirtec Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.67%	10/31/2028	670	174	174	0.01
CVET Midco 2, L.P.	(5)(8)(18)	First Lien Term Loan	S + 5.00%	8.67%	10/13/2029	2,991	2,996	2,796	0.13
Sentry Acquisition, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.42%	2/2/2033	12,771	12,713	12,676	0.59
Sentry Acquisition, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	2/2/2033	3,519	(8)	(26)	—
Sentry Acquisition, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	2/2/2033	2,111	(10)	(16)	—
Tarrytown Acquisition Holdings, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.41%	11/12/2032	16,684	16,614	16,517	0.77
Tarrytown Acquisition Holdings, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	11/12/2032	3,578	(12)	(36)	—
Tarrytown Acquisition Holdings, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.41%	11/12/2032	3,018	(14)	(30)	—
							118,335	117,463	5.45
Healthcare Providers and Services
AB Centers Acquisition Corporation	(8)(13)(17)	First Lien Term Loan	S + 5.25%	8.91%	7/2/2031	27,174	27,072	27,107	1.26
AB Centers Acquisition Corporation	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	8.91%	7/2/2031	1,495	730	733	0.03
AB Centers Acquisition Corporation	(7)(13)(15)(17)	First Lien Revolver	S + 5.25%	8.91%	7/2/2031	1,463	(7)	(4)	—
ACI Group Holdings, Inc.	(8)(17)(20)	First Lien Term Loan	S + 6.00%	9.77% (Incl. 3.25% PIK)	8/2/2028	3,535	3,535	2,448	0.11
ACI Group Holdings, Inc.	(8)(17)(20)	First Lien Delayed Draw Term Loan	S + 6.00%	9.77% (Incl. 3.25% PIK)	8/2/2028	512	511	354	0.02
ACI Group Holdings, Inc.	(15)(17)(20)	First Lien Delayed Draw Term Loan	S + 6.00%	9.77% (Incl. 3.25% PIK)	8/2/2028	773	768	535	0.02
ACI Group Holdings, Inc.	(7)(15)(17)(20)	First Lien Revolver	S + 5.50%	9.27%	8/2/2027	299	296	204	0.01
Arrow Management Acquisition, LLC	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.67%	7/26/2032	13,152	13,091	13,020	0.60
Arrow Management Acquisition, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	7/26/2032	4,708	410	376	0.02
Arrow Management Acquisition, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.67%	7/26/2032	1,570	526	518	0.02

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Providers and Services (continued)
Azalea TopCo, Inc.	(5)(8)(15)(19)	First Lien Term Loan	S + 3.00%	6.66%	4/30/2031	$6,473	$6,457	$6,470	0.30%
Cardiology Management Holdings, LLC	(8)(16)	First Lien Term Loan	S + 5.75%	9.42%	1/31/2029	102	102	102	—
Cardiology Management Holdings, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	9.42%	1/31/2029	72	72	72	—
Cardiology Management Holdings, LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	9.57%	1/31/2029	70	70	70	—
Community Medical Acquisition Corp.	(8)(16)	First Lien Term Loan	S + 4.50%	8.44%	12/15/2028	244	238	244	0.01
Crown Laundry, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.41%	5/28/2031	7,983	7,949	7,923	0.37
Crown Laundry, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	5/28/2031	1,303	429	424	0.02
Crown Laundry, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.41%	5/28/2031	1,522	(8)	(11)	—
DCA Investment Holding LLC	(8)(17)(20)	First Lien Term Loan	S + 8.41%	12.08%	4/3/2028	2,613	2,515	2,274	0.11
DCA Investment Holding LLC	(8)(17)(20)	First Lien Delayed Draw Term Loan	S + 8.41%	12.08%	4/3/2028	322	310	281	0.01
DOCS, MSO, LLC	(8)(17)	First Lien Term Loan	S + 5.00%	8.77%	6/1/2028	116	114	116	0.01
ENT MSO, LLC	(8)(16)	First Lien Term Loan	S + 5.25%	9.02%	12/31/2028	92	92	92	—
ENT MSO, LLC	(8)(16)	First Lien Term Loan	S + 5.25%	8.92%	12/31/2028	16	15	16	—
ENT MSO, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	9.02%	12/31/2028	49	49	49	—
ENT MSO, LLC	(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	9.02%	12/31/2028	38	38	38	—
EPFS Buyer, Inc.	(8)(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.17%	7/31/2031	27,357	27,251	26,810	1.24
EPFS Buyer, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	7/31/2031	851	(3)	(17)	—
EPFS Buyer, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.17%	7/31/2031	2,745	151	110	0.01
Golden State Buyer, Inc.	(5)(8)(17)	First Lien Term Loan	S + 4.75%	8.52%	3/21/2027	240	240	239	0.01
GTCR BC Purchaser, Inc.	(8)(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.67%	11/19/2032	18,439	18,309	18,208	0.84
GTCR BC Purchaser, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	11/19/2032	3,951	(14)	(49)	—
GTCR BC Purchaser, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.67%	11/19/2031	2,107	(15)	(26)	—
ImageFirst Holdings, LLC	(5)(7)(15)(19)	First Lien Revolver	S + 3.00%	6.67%	3/12/2030	5,000	—	(44)	—
IvyRehab Intermediate II, LLC	(8)(17)	First Lien Term Loan	S + 5.00%	8.77%	4/23/2029	197	196	198	0.01
IvyRehab Intermediate II, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.77%	4/23/2029	12	12	12	—
JKC Parent, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.17%	2/13/2032	5,253	5,236	5,253	0.24
JKC Parent, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	2/13/2032	3,965	(9)	—	—
JKC Parent, Inc.	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	2/13/2032	1,818	1,806	1,818	0.08
JKC Parent, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.17%	2/13/2032	1,221	625	631	0.03
MRO Corporation	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.16%	6/9/2032	27,277	27,090	27,277	1.26
MRO Corporation	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	6/9/2032	2,384	(8)	—	—
MRO Corporation	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.41%	6/9/2032	2,384	(18)	—	—
OB Hospitalist Group, Inc.	(8)(17)	First Lien Term Loan	S + 5.25%	9.01%	9/27/2027	226	226	226	0.01

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Providers and Services (continued)
OIS Management Services, LLC	(8)(17)	First Lien Term Loan	S + 4.75%	8.42%	11/16/2028	$1,701	$1,701	$1,680	0.08%
OIS Management Services, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	11/16/2028	1,231	1,231	1,215	0.06
Orsini Pharmaceutical Services, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.16%	5/22/2031	16,692	16,599	16,679	0.77
Orsini Pharmaceutical Services, LLC	(7)(15)(17)	First Lien Revolver	S + 4.50%	8.16%	5/22/2030	1,152	(7)	—	—
PhyNet Dermatology LLC	(8)(16)	First Lien Term Loan	S + 6.50%	10.17% (Incl. 1.00% PIK)	10/20/2029	254	252	246	0.01
Premise Health Holding Corp.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.42%	11/8/2032	1,621	1,614	1,613	0.07
Premise Health Holding Corp.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.42%	11/8/2032	1,118	1,112	1,112	0.05
Premise Health Holding Corp.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	11/8/2032	686	407	408	0.02
Premise Health Holding Corp.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	11/6/2031	160	(1)	(1)	—
Raven Acquisition Holdings, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.00%	6.66%	11/19/2031	4,145	4,129	4,071	0.19
Raven Acquisition Holdings, LLC	(5)(7)(15)(19)	First Lien Delayed Draw Term Loan	S + 3.00%	6.66%	11/19/2031	299	(1)	(5)	—
RxSense Holdings LLC	(8)(16)	First Lien Term Loan	S + 5.00%	8.67%	3/12/2027	14,539	14,538	14,539	0.67
RxSense Holdings LLC	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	8.67%	3/12/2027	1,856	—	—	—
SCHP Purchaser, Inc.	(8)(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.17%	10/22/2032	18,837	18,749	18,602	0.86
SCHP Purchaser, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.17%	10/22/2032	3,140	(15)	(39)	—
SCP Eye Care Holdco, LLC	(15)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.26%	10/5/2029	245	244	243	0.01
Smile Doctors LLC	(8)(17)	First Lien Term Loan	S + 5.90%	9.69%	12/23/2028	2,440	2,440	2,440	0.11
Smile Doctors LLC	(15)(17)	First Lien Delayed Draw Term Loan	S + 5.90%	9.69%	12/23/2028	219	217	219	0.01
Smile Doctors LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.90%	9.69%	12/23/2028	275	275	275	0.01
Soleo Holdings, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.17%	1/30/2032	14,345	14,325	14,345	0.66
Soleo Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	1/30/2032	2,111	(2)	—	—
Soleo Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	1/30/2032	2,111	(5)	—	—
Specialized Dental Holdings II, LLC	(8)(13)(16)	First Lien Term Loan	S + 4.50%	8.16%	11/1/2028	269	268	269	0.01
Specialized Dental Holdings II, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	11/1/2028	2,940	2,910	2,940	0.14
Specialized Dental Holdings II, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	11/1/2028	8,948	6,518	6,571	0.30
Specialized Dental Holdings II, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 4.50%	8.16%	11/1/2028	266	—	—	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Providers and Services (continued)
SpecialtyCare, Inc.	(8)(13)(16)	First Lien Term Loan	S + 5.00%	8.67%	12/18/2029	$23,073	$22,821	$23,015	1.07%
SpecialtyCare, Inc.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	12/18/2029	4,507	1,155	1,158	0.05
SpecialtyCare, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 3.75%	7.42%	12/18/2029	681	(3)	—	—
Summit Behavioral Healthcare, LLC	(5)(8)(17)	First Lien Term Loan	S + 4.25%	7.92%	12/31/2029	2,995	2,995	2,588	0.12
TST Intermediate Holdings, LLC	(8)(13)(16)	First Lien Term Loan	S + 5.50%	9.27%	12/31/2028	122	121	115	0.01
TurningPoint Healthcare Solutions, LLC	(8)(16)	First Lien Term Loan	S + 4.75%	8.51%	7/14/2027	1,703	1,703	1,703	0.08
TurningPoint Healthcare Solutions, LLC	(7)(15)(16)	First Lien Revolver	S + 4.75%	8.51%	7/14/2027	257	256	256	0.01
United Digestive MSO Parent, LLC	(8)(16)	First Lien Term Loan	S + 5.75%	9.42%	3/30/2029	244	244	243	0.01
USHV Management, LLC	(8)(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.67%	9/8/2032	15,752	15,692	15,673	0.73
USHV Management, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	9/8/2032	1,494	(7)	(7)	—
USHV Management, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.67%	9/8/2031	2,197	517	516	0.02
Valeris, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.42%	9/19/2031	15,008	14,942	14,933	0.69
Valeris, Inc.	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.67%	9/19/2031	20,487	20,456	20,435	0.95
Valeris, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	9/19/2031	4,494	(14)	(22)	—
WCG Intermediate Corp.	(5)(15)(19)	First Lien Term Loan	S + 2.75%	6.41%	2/25/2032	4,503	4,460	4,402	0.20
							319,285	316,527	14.62
Hotels, Restaurants and Leisure
Movati Athletic (Group) Inc.	(6)(8)(13)(16)	First Lien Term Loan	C + 4.50%	7.10%	5/29/2030	CAD 28,370	20,450	20,590	0.95
Movati Athletic (Group) Inc.	(6)(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	C + 4.50%	7.10%	5/29/2030	CAD 3,500	(27)	25	—
Movati Athletic (Group) Inc.	(6)(7)(13)(15)(16)	First Lien Revolver	C + 4.50%	7.10%	5/29/2030	CAD 2,625	(29)	—	—
Southpaw AP Buyer, LLC	(8)(13)(16)	First Lien Term Loan	S + 5.50%	9.32%	3/2/2028	22,897	22,847	22,783	1.06
Southpaw AP Buyer, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.32%	3/2/2028	4,169	3,783	3,777	0.18
Southpaw AP Buyer, LLC	(7)(15)(16)	First Lien Revolver	S + 5.50%	9.32%	3/2/2028	2,178	481	486	0.02
							47,505	47,661	2.21
Household Products
TPC US Parent, LLC	(8)(16)	First Lien Term Loan	S + 5.75%	9.57%	4/20/2026	177	177	173	0.01
TPC US Parent, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	9.57%	4/20/2026	68	68	66	—
Wu Holdco, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.42%	4/19/2032	23,831	23,780	23,652	1.10
Wu Holdco, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	4/19/2032	5,826	(6)	(44)	—
Wu Holdco, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.75%	8.42%	4/19/2032	1,812	384	375	0.02
							24,403	24,222	1.13
Independent Power and Renewable Electricity Producers
Alpha Generation, LLC	(5)(15)(19)	First Lien Term Loan	S + 1.75%	5.41%	9/30/2031	1,975	1,975	1,972	0.09
							1,975	1,972	0.09

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Industrial Conglomerates
Harvey Tool Company, LLC	(13)(15)(17)	First Lien Term Loan	E + 4.75%	6.83%	8/6/2032	EUR 4,109	$4,781	$4,736	0.22%
Harvey Tool Company, LLC	(8)(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.16%	8/6/2032	31,393	31,222	31,000	1.44
Harvey Tool Company, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	10/26/2027	7,936	(9)	(99)	—
Harvey Tool Company, LLC	(7)(15)(17)	First Lien Revolver	S + 4.50%	8.16%	10/26/2027	3,806	(19)	(48)	—
Indicor, LLC	(5)(6)(15)(19)	First Lien Term Loan	S + 2.50%	6.17%	11/22/2029	2,486	2,492	2,489	0.12
Madison Safety & Flow LLC	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.16%	9/26/2031	3,651	3,652	3,657	0.17
							42,119	41,735	1.95
Insurance
Acrisure, LLC	(5)(8)(15)(19)	First Lien Term Loan	S + 3.00%	6.66%	11/6/2030	7,095	7,094	6,887	0.32
Acrisure, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.25%	6.91%	6/21/2032	1,326	1,326	1,287	0.06
AMBA Buyer, Inc.	(8)(17)	First Lien Term Loan	S + 5.25%	9.02%	7/30/2027	3,556	3,542	3,547	0.16
AMBA Buyer, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.25%	9.02%	7/30/2027	2,595	2,586	2,589	0.12
AMBA Buyer, Inc.	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.02%	7/30/2027	1,059	1,055	1,057	0.05
AMBA Buyer, Inc.	(7)(15)(17)	First Lien Revolver	S + 5.25%	9.02%	7/30/2027	276	(1)	(1)	—
AmeriLife Holdings LLC	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.67%	8/31/2029	15,647	15,595	15,608	0.72
AmeriLife Holdings LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	8/31/2029	17,961	13,950	13,941	0.65
AmeriLife Holdings LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.67%	8/31/2028	2,261	370	371	0.02
Amynta Agency Borrower Inc.	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.16%	12/29/2031	5,113	5,095	5,046	0.23
Ardonagh Midco 3 Limited	(5)(6)(15)(19)	First Lien Term Loan	S + 2.75%	6.44%	2/15/2031	4,950	4,931	4,842	0.22
Bellwether Buyer, L.L.C.	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.16%	4/15/2032	14,638	14,614	14,528	0.67
Bellwether Buyer, L.L.C.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	4/15/2032	7,624	(8)	(57)	—
Bellwether Buyer, L.L.C.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.16%	4/15/2032	3,050	785	770	0.04
Broadstreet Partners, Inc.	(5)(6)(8)(15)(19)	First Lien Term Loan	S + 2.50%	6.16%	6/13/2031	4,321	4,322	4,222	0.20
Foundation Risk Partners, Corp.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	10/29/2030	10,719	7,460	7,444	0.34
Galway Borrower LLC	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.17%	9/29/2028	25,643	25,582	25,515	1.18
Galway Borrower LLC	(8)(13)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	9/29/2028	897	894	893	0.04
Galway Borrower LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	9/29/2028	4,422	(5)	(22)	—
Galway Borrower LLC	(8)(13)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	9/29/2028	636	634	633	0.03
Galway Borrower LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.17%	9/29/2028	2,305	869	865	0.04
Higginbotham Insurance Agency, Inc	(13)(15)(16)	First Lien Term Loan	S + 4.50%	8.16%	6/11/2031	20,042	20,042	19,842	0.92
Higginbotham Insurance Agency, Inc	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	6/11/2031	3,233	(2)	(33)	—
Imagine 360 LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.42%	9/30/2028	20,182	20,128	19,879	0.92
Imagine 360 LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	9/30/2028	10,122	(16)	(152)	(0.01)
Imagine 360 LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	9/30/2028	4,326	(22)	(65)	—
Integrity Marketing Acquisition, LLC	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.67%	8/25/2028	4,560	4,544	4,526	0.21
Integrity Marketing Acquisition, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.67%	8/25/2028	122	(1)	(1)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Insurance (continued)
Iris Specialty Acquisition LLC	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.17%	11/20/2032	$20,147	$20,103	$19,996	0.92%
Iris Specialty Acquisition LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	11/20/2032	3,396	(4)	(25)	—
Iris Specialty Acquisition LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.17%	11/20/2032	2,988	672	657	0.03
KWOR Acquisition, Inc.	(13)(15)(16)	First Lien Term Loan	S + 6.25%	9.92% (Incl. 5.25% PIK)	2/28/2030	703	703	703	0.03
KWOR Acquisition, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	2/28/2030	434	—	—	—
KWOR Acquisition, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 5.25%	8.92%	2/28/2030	326	—	—	—
Mclarens Midco Inc.	(8)(17)	First Lien Term Loan	S + 4.75%	8.57%	12/19/2027	9,995	9,983	9,971	0.46
Mclarens Midco Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.57%	12/19/2027	18,855	14,109	14,136	0.66
Mclarens Midco Inc.	(7)(13)(15)(17)	First Lien Revolver	SON + 4.75%	8.61%	12/19/2027	GBP 499	—	(2)	—
Mclarens Midco Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.57%	12/19/2027	1,896	(9)	(5)	—
Oakbridge Insurance Agency, LLC	(8)(17)	First Lien Term Loan	S + 4.75%	8.41%	11/1/2029	245	243	243	0.01
Oakbridge Insurance Agency, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	11/1/2029	5,151	4,094	4,118	0.19
Oakbridge Insurance Agency, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	11/1/2029	4,638	(11)	(35)	—
OneDigital Borrower LLC	(5)(15)(18)	First Lien Term Loan	S + 3.00%	6.66%	7/2/2031	4,220	4,208	4,090	0.19
Pareto Health Intermediate Holdings, Inc.	(13)(15)(16)	First Lien Term Loan	S + 5.00%	8.69%	6/1/2030	9,930	9,906	9,881	0.46
Pareto Health Intermediate Holdings, Inc.	(8)(13)(16)	First Lien Term Loan	S + 5.00%	8.67%	6/1/2030	4,609	4,586	4,586	0.21
Pareto Health Intermediate Holdings, Inc.	(7)(15)(16)	First Lien Revolver	S + 4.75%	8.44%	6/1/2029	554	(2)	(3)	—
Patriot Growth Insurance Services, LLC	(8)(17)	First Lien Term Loan	S + 5.00%	8.82%	10/16/2028	20,041	19,963	19,941	0.92
Patriot Growth Insurance Services, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.82%	10/16/2028	53	52	53	—
Riser Interco, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.42%	10/31/2029	1,167	1,167	1,149	0.05
Riser Interco, LLC	(13)(15)(17)	First Lien Term Loan	SON + 4.75%	8.49%	10/31/2029	GBP 1,962	2,600	2,556	0.12
Riser Interco, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	10/31/2029	2,984	(4)	(45)	—
Riser Interco, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	10/31/2029	1,040	200	184	0.01
Simplicity Financial Marketing Group Holdings, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.42%	12/31/2031	26,805	26,700	26,403	1.22
Simplicity Financial Marketing Group Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	12/31/2031	7,190	6,023	5,949	0.28
Simplicity Financial Marketing Group Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	12/31/2031	3,610	(18)	(54)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Insurance (continued)
The Baldwin Insurance Group Holdings, LLC	(5)(6)(8)(19)	First Lien Term Loan	S + 2.50%	6.16%	5/26/2031	$1,657	$1,658	$1,633	0.08%
THG Acquisition, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.41%	10/31/2031	14,658	14,605	14,585	0.68
THG Acquisition, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	10/31/2031	3,294	1,248	1,242	0.06
THG Acquisition, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.41%	10/31/2031	1,650	399	397	0.02
Trucordia Insurance Holdings, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.25%	6.91%	6/17/2032	1,010	1,008	934	0.04
Unison Risk Advisors Inc.	(8)(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.41%	10/17/2031	33,599	33,467	33,264	1.54
Unison Risk Advisors Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	10/17/2031	8,543	(34)	(85)	—
Unison Risk Advisors Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	10/17/2030	2,857	218	200	0.01
World Insurance Associates, LLC	(8)(13)(15)(16)	First Lien Term Loan	S + 5.00%	8.67%	4/3/2030	9,767	9,767	9,670	0.45
World Insurance Associates, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	4/3/2030	6,686	4,065	4,013	0.18
World Insurance Associates, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	8.67%	4/3/2030	700	(1)	(7)	—
							347,027	344,254	15.95
IT Services
AVSC Holding Corp.	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.66%	12/5/2031	27,533	27,301	27,395	1.27
AVSC Holding Corp.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.66%	12/5/2029	2,959	503	518	0.02
Cardinal Parent, Inc.	(5)(8)(17)	First Lien Term Loan	S + 4.50%	8.32%	11/12/2027	244	235	228	0.01
DT1 Midco Corp	(8)(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.66%	12/30/2031	19,156	19,068	18,869	0.87
DT1 Midco Corp	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.66%	12/30/2031	1,854	1,846	1,827	0.08
DT1 Midco Corp	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	12/30/2031	6,227	31	(49)	—
DT1 Midco Corp	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.66%	12/30/2030	2,940	(13)	(44)	—
Marco Technologies, LLC	(8)(16)	First Lien Term Loan	S + 5.25%	8.91%	11/24/2026	250	249	250	0.01
NTI Connect, LLC	(8)(16)	First Lien Term Loan	S + 4.75%	8.52%	7/31/2027	144	143	143	0.01
NTI Connect, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.52%	7/31/2027	27	27	27	—
Ridge Trail US Bidco, Inc.	(8)(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.17%	9/30/2031	19,739	19,620	19,492	0.90
Ridge Trail US Bidco, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	9/30/2031	6,893	219	148	0.01
Ridge Trail US Bidco, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.17%	3/31/2031	2,298	595	592	0.03
Safety Borrower Holdings LLC	(8)(15)(16)	First Lien Term Loan	S + 4.75%	8.41%	12/19/2032	2,297	2,290	2,263	0.10
Safety Borrower Holdings LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	12/19/2032	790	(1)	(12)	—
Safety Borrower Holdings LLC	(7)(13)(15)(16)	First Lien Revolver	S + 4.75%	8.41%	12/19/2032	237	13	10	—
Saturn Borrower Inc	(13)(15)(16)	First Lien Term Loan	S + 6.00%	9.67%	11/13/2028	7,742	7,704	7,607	0.35
Saturn Borrower Inc	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 6.00%	9.67%	11/13/2028	2,844	(7)	(50)	—
Saturn Borrower Inc	(7)(13)(15)(16)	First Lien Revolver	S + 6.00%	9.67%	11/13/2028	1,280	323	310	0.01

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
IT Services (continued)
Spirit RR Holdings, Inc.	(8)(17)	First Lien Term Loan	S + 4.50%	8.27%	9/13/2028	$5,866	$5,866	$5,837	0.27%
Spirit RR Holdings, Inc.	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.27%	9/13/2028	73	73	72	—
Spirit RR Holdings, Inc.	(7)(15)(17)	First Lien Revolver	S + 4.50%	8.27%	9/13/2028	497	—	(2)	—
Trunk Acquisition, Inc.	(13)(15)(16)	First Lien Term Loan	S + 5.75%	9.51%	2/19/2030	3,809	3,801	3,809	0.18
Trunk Acquisition, Inc.	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	9.51%	2/19/2030	5	5	5	—
Trunk Acquisition, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	9.51%	2/19/2030	3,656	3,087	3,107	0.14
							92,978	92,352	4.26
Life Sciences Tools & Services
Emmes Blocker, Inc.	(8)(17)	First Lien Term Loan	S + 6.25%	9.92% (Incl. 3.38% PIK)	7/7/2028	152	152	151	0.01
Emmes Blocker, Inc.	(15)(17)	First Lien Delayed Draw Term Loan	S + 6.25%	9.92% (Incl. 3.38% PIK)	7/7/2028	102	102	101	—
KWOL Acquisition, Inc.	(8)(17)	First Lien Term Loan	S + 5.00%	8.67%	12/12/2029	245	242	243	0.01
KWOL Acquisition, Inc.	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	12/12/2029	40,764	40,543	40,458	1.88
KWOL Acquisition, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.67%	12/12/2029	4,111	(19)	(31)	—
LSCS Holdings, Inc.	(5)(15)(19)	First Lien Term Loan	S + 4.50%	8.17%	3/4/2032	1,485	1,478	1,401	0.06
Parexel International Inc	(5)(15)(18)	First Lien Term Loan	S + 2.75%	6.41%	12/12/2031	784	782	783	0.04
Sotera Health Holdings, LLC	(5)(6)(8)(15)(19)	First Lien Term Loan	S + 2.50%	6.16%	5/30/2031	3,915	3,909	3,924	0.18
							47,189	47,030	2.18
Machinery
Arch Cutting Tools Corp.	(8)(19)	First Lien Term Loan	S + 5.25%	9.02% (Incl. 0.50% PIK)	4/30/2028	245	245	235	0.01
CD&R Hydra Buyer, Inc.	(5)(8)(15)(19)	First Lien Term Loan	S + 4.00%	7.76%	3/25/2031	4,925	4,940	4,930	0.23
Dynatect Group Holdings, Inc.	(8)(16)	First Lien Term Loan	S + 4.50%	8.27%	9/29/2028	1,652	1,652	1,652	0.08
Dynatect Group Holdings, Inc.	(7)(15)(16)	First Lien Revolver	S + 4.50%	8.27%	6/30/2028	1,236	—	—	—
Engineered Machinery Holdings, Inc.	(5)(6)(15)(19)	First Lien Term Loan	S + 3.25%	6.92%	11/26/2032	516	515.00	519	0.02
Flow Control Solutions, Inc.	(8)(17)	First Lien Term Loan	S + 5.25%	8.92%	3/29/2029	178	177	177	0.01
Flow Control Solutions, Inc.	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	3/29/2029	67	66	66	—
Flow Control Solutions, Inc.	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	3/29/2029	7,884	7,851	7,845	0.36
Flow Control Solutions, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.67%	3/29/2029	1,411	(11)	(7)	—
Madison IAQ LLC	(5)(15)(18)	First Lien Term Loan	S + 2.75%	6.44%	11/8/2032	5,062	5,012	5,079	0.24
Merlin Buyer, Inc.	(5)(7)(15)(19)	First Lien Revolver	S + 3.75%	7.42%	12/14/2026	598	(3)	—	—
Process Insights Acquisition, Inc.	(8)(16)	First Lien Term Loan	S + 6.15%	9.82% (Incl. 4.50% PIK)	7/18/2029	244	243	221	0.01
RFI Buyer, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.27%	8/5/2030	10,379	10,332	10,327	0.48
RFI Buyer, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	8/5/2030	7,803	2,881	2,865	0.13
RFI Buyer, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.27%	8/5/2030	1,801	100	99	—
WCI-Cedar Purchaser, LLC	(8)(16)	First Lien Term Loan	S + 4.50%	8.43%	12/31/2027	245	245	245	0.01
							34,245	34,253	1.58

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Media
Arches Buyer Inc.	(5)(8)(15)(18)	First Lien Term Loan	S + 3.25%	7.01%	12/6/2027	$2,938	$2,899	$2,931	0.14%
Creative Artists Agency, LLC	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.16%	10/1/2031	3,470	3,467	3,472	0.16
Icon Parent I Inc.	(5)(15)(19)	First Lien Term Loan	S + 2.75%	6.42%	11/13/2031	774	774	745	0.03
Imagine Learning LLC	(5)(15)(18)	First Lien Term Loan	S + 3.50%	7.16%	12/21/2029	1,162	1,140	1,081	0.05
MH Sub I, LLC	(5)(8)(15)(18)	First Lien Term Loan	S + 4.25%	7.91%	5/3/2028	2,925	2,922	2,523	0.12
MH Sub I, LLC	(5)(8)(15)(18)	First Lien Term Loan	S + 4.25%	7.91%	12/31/2031	1,980	1,953	1,329	0.06
Planet US Buyer LLC	(5)(15)(19)	First Lien Term Loan	S + 3.00%	6.67%	2/7/2031	6,126	6,126	6,135	0.28
Red Ventures, LLC	(5)(8)(19)	First Lien Term Loan	S + 2.75%	6.41%	3/4/2030	909	909	807	0.04
United Talent Agency LLC	(5)(15)(19)	First Lien Term Loan	S + 3.00%	6.66%	6/10/2032	3,000	3,011	3,008	0.14
							23,201	22,031	1.02
Oil, Gas and Consumable Fuels
AMSPEC Parent, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.50%	7.17%	12/22/2031	596	597	595	0.03
Brazos Delaware II, LLC	(5)(8)(18)	First Lien Term Loan	S + 2.50%	6.16%	2/11/2030	1,965	1,967	1,972	0.09
CPPIB OVM Member U.S. LLC	(5)(15)(19)	First Lien Term Loan	S + 2.25%	5.92%	8/20/2031	2,594	2,594	2,596	0.12
Valicor PPC Intermediate II LLC	(13)(15)(16)	First Lien Term Loan	S + 5.00%	8.66%	7/24/2028	5,631	5,631	5,589	0.26
Valicor PPC Intermediate II LLC	(8)(13)(16)	First Lien Term Loan	S + 5.00%	8.66%	7/24/2028	1,967	1,963	1,953	0.09
Valicor PPC Intermediate II LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	7/24/2028	42	42	41	—
Valicor PPC Intermediate II LLC	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	8.66%	1/24/2028	1,128	540	536	0.02
							13,334	13,282	0.61
Personal Care Products
Opal U.S. LLC	(5)(6)(15)(19)	First Lien Term Loan	S + 3.00%	6.67%	4/28/2032	3,483	3,489	3,485	0.16
							3,489	3,485	0.16
Pharmaceuticals
ACP Tara Holdings, Inc.	(5)(15)(19)	First Lien Term Loan	S + 3.25%	6.92%	12/15/2032	4,000	3,993	4,023	0.19
Amneal Pharmaceuticals LLC	(5)(6)(15)(18)	First Lien Term Loan	S + 3.00%	6.66%	8/1/2032	1,502	1,503	1,509	0.07
Bridges Consumer Healthcare Intermediate LLC	(13)(15)(16)	First Lien Term Loan	S + 5.25%	8.94%	12/22/2031	13,947	13,893	13,877	0.64
Bridges Consumer Healthcare Intermediate LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	8.94%	12/22/2031	11,651	5,287	5,252	0.24
Bridges Consumer Healthcare Intermediate LLC	(7)(13)(15)(16)	First Lien Revolver	S + 5.25%	8.94%	12/22/2031	2,682	(13)	(13)	—
Creek Parent, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.66%	12/18/2031	866	861	860	0.04
Creek Parent, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.66%	12/18/2031	125	(1)	(1)	—
Curium BidCo S.a r.l.	(5)(6)(15)(19)	First Lien Term Loan	S + 3.00%	6.67%	8/4/2031	3,970	3,944	3,967	0.18
Exactcare Parent, Inc.	(8)(16)	First Lien Term Loan	S + 5.50%	9.17%	11/5/2029	245	242	245	0.01
NH Kronos Parent, Inc.	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.17%	1/31/2033	46,541	46,437	45,959	2.13
NH Kronos Parent, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	1/31/2033	3,082	(4)	(39)	—
NH Kronos Parent, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.17%	1/31/2033	4,623	913	867	0.04
Puma Buyer, LLC	(8)(13)(18)	First Lien Term Loan	S + 4.25%	7.92%	3/29/2032	18,849	18,788	18,849	0.87
Puma Buyer, LLC	(13)(15)(18)	First Lien Term Loan	S + 4.25%	7.92%	3/29/2032	8,244	8,226	8,244	0.38
Puma Buyer, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.25%	7.92%	3/29/2032	4,677	(15)	—	—
TerSera Therapeutics LLC	(8)(13)(16)	First Lien Term Loan	S + 5.00%	8.67%	4/4/2030	22,863	22,758	22,748	1.05
TerSera Therapeutics LLC	(7)(13)(15)(16)	First Lien Revolver	S + 5.75%	9.42%	4/4/2030	441	(2)	—	—
							126,810	126,347	5.84

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Professional Services
ABC Legal Holdings, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.25%	7.92%	8/13/2032	$9,136	$9,094	$9,045	0.42%
ABC Legal Holdings, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	8/13/2032	2,748	(6)	(27)	—
ABC Legal Holdings, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.17%	8/13/2032	1,786	(8)	(18)	—
Analytic Partners, LP	(8)(13)(17)	First Lien Term Loan	S + 4.25%	7.91%	4/4/2030	9,875	9,859	9,777	0.45
Analytic Partners, LP	(7)(13)(15)(19)	First Lien Revolver	S + 4.25%	7.91%	4/4/2030	1,002	(4)	(10)	—
Carr, Riggs & Ingram Capital, L.L.C.	(8)(13)(15)(18)	First Lien Term Loan	S + 4.25%	7.92%	11/18/2031	17,078	17,002	17,078	0.79
Carr, Riggs & Ingram Capital, L.L.C.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.25%	7.92%	11/18/2031	8,728	2,808	2,831	0.13
Carr, Riggs & Ingram Capital, L.L.C.	(7)(13)(15)(18)	First Lien Revolver	S + 4.25%	7.92%	11/18/2031	4,000	2,630	2,650	0.12
Citrin Cooperman Advisors LLC	(5)(15)(19)	First Lien Term Loan	S + 3.00%	6.67%	4/1/2032	4,229	4,232	4,075	0.19
Clinical Education Alliance, LLC	(8)(16)	First Lien Term Loan	S + 5.00%	8.82%	12/21/2026	173	171	172	0.01
Clinical Education Alliance, LLC	(8)(16)	First Lien Term Loan	S + 5.50%	9.32%	12/21/2026	71	71	71	—
DISA Holdings Corp.	(8)(17)	First Lien Term Loan	S + 5.00%	8.67%	9/9/2028	193	193	190	0.01
DISA Holdings Corp.	(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	9/9/2028	52	52	51	—
DTI Holdco, Inc.	(5)(15)(17)	First Lien Term Loan	S + 4.00%	7.66%	4/26/2029	1,045	902	905	0.04
Foreigner Bidco Inc.	(8)(16)	First Lien Term Loan	S + 5.50%	9.29%	4/19/2028	225	225	214	0.01
Foreigner Bidco Inc.	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.29%	4/19/2028	25	25	24	—
Grant Thornton Advisors LLC	(5)(6)(8)(15)(19)	First Lien Term Loan	S + 2.75%	6.41%	6/2/2031	8,133	8,112	7,613	0.35
HSI Halo Acquisition, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.67%	6/30/2031	8,114	8,100	7,972	0.37
HSI Halo Acquisition, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	6/30/2031	1,462	727	703	0.03
HSI Halo Acquisition, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.67%	6/28/2030	978	(2)	(17)	—
IG Investments Holdings, LLC	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.67%	9/22/2028	10,303	10,273	10,303	0.48
IG Investments Holdings, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.67%	9/22/2028	1,172	(4)	—	—
Iris Buyer LLC	(8)(16)	First Lien Term Loan	S + 5.25%	8.92%	10/2/2030	244	241	243	0.01
Iris Buyer LLC	(13)(15)(16)	First Lien Term Loan	S + 5.25%	8.92%	10/2/2030	962	958	958	0.04
Marina Acquisition, Inc.	(8)(13)(16)	First Lien Term Loan	S + 5.00%	8.67%	7/1/2030	9,891	9,816	9,643	0.45
Marina Acquisition, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	8.67%	7/1/2030	1,434	277	251	0.01
MHE Intermediate Holdings, LLC	(8)(16)	First Lien Term Loan	S + 6.00%	9.82%	7/21/2027	407	406	404	0.02
MHE Intermediate Holdings, LLC	(8)(16)	First Lien Term Loan	S + 6.50%	10.32%	7/21/2027	29	29	29	—
MHE Intermediate Holdings, LLC	(8)(16)	First Lien Term Loan	S + 6.25%	10.07%	7/21/2027	33	33	32	—
MHE Intermediate Holdings, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 6.00%	9.82%	7/21/2027	170	170	168	0.01
MHE Intermediate Holdings, LLC	(7)(15)(16)	First Lien Revolver	S + 6.00%	9.82%	7/21/2027	60	24	23	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Professional Services (continued)
Monarch Buyer, Inc.	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.17%	6/2/2032	$9,795	$9,752	$9,697	0.45%
Monarch Buyer, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	6/2/2032	4,100	296	265	0.01
Monarch Buyer, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.16%	6/2/2032	1,846	279	269	0.01
OMNIA Partners, LLC	(5)(8)(15)(19)	First Lien Term Loan	S + 2.75%	6.42%	12/31/2032	4,433	4,450	4,435	0.21
Propio LS, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.42%	5/10/2030	19,321	19,175	18,596	0.86
Propio LS, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	5/10/2030	533	232	213	0.01
Ruppert Landscape, LLC	(8)(17)	First Lien Term Loan	S + 5.00%	8.67%	12/3/2029	18,742	18,706	18,649	0.86
Ruppert Landscape, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	12/3/2029	4,775	4,738	4,751	0.22
Ruppert Landscape, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	12/3/2029	18,269	10,569	10,575	0.49
Ruppert Landscape, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.67%	12/3/2029	2,961	359	355	0.02
Sedgwick Claims Management Services, Inc.	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.16%	7/31/2031	6,172	6,161	6,068	0.28
Skopima Consilio Parent LLC	(5)(8)(15)(18)	First Lien Term Loan	S + 3.75%	7.41%	5/12/2028	4,759	4,746	3,746	0.17
USRP Holdings, Inc.	(8)(17)	First Lien Term Loan	S + 4.75%	8.41%	12/31/2029	4,292	4,292	4,292	0.20
USRP Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	12/31/2029	17,810	7,821	7,865	0.36
USRP Holdings, Inc.	(7)(15)(17)	First Lien Revolver	S + 4.75%	8.41%	12/31/2029	2,290	(7)	—	—
Vensure Employer Services, Inc.	(8)(13)(15)(18)	First Lien Term Loan	S + 5.00%	8.67%	9/27/2031	11,666	11,635	11,491	0.53
Vensure Employer Services, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	9/27/2031	1,617	(6)	(24)	—
VT Topco, Inc.	(5)(15)(18)	First Lien Term Loan	S + 3.00%	6.66%	8/9/2030	6,111	6,107	5,946	0.28
YA Intermediate Holdings II, LLC	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.69%	10/1/2031	10,702	10,661	10,702	0.50
YA Intermediate Holdings II, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	10/1/2031	4,508	817	827	0.04
YA Intermediate Holdings II, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.69%	10/1/2031	2,168	635	643	0.03
							207,824	204,714	9.47
Real Estate Management and Development
Sako and Partners Lower Holdings LLC	(8)(13)(16)	First Lien Term Loan	S + 4.50%	8.17%	9/15/2028	6,331	6,307	6,268	0.29
Sako and Partners Lower Holdings LLC	(8)(15)(16)	First Lien Term Loan	S + 4.50%	8.17%	9/15/2028	5,773	5,767	5,715	0.26
Sako and Partners Lower Holdings LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	9/15/2028	883	883	874	0.04
Sako and Partners Lower Holdings LLC	(7)(15)(16)	First Lien Revolver	S + 4.50%	8.17%	9/15/2028	1,922	(6)	(19)	—
'							12,951	12,838	0.59
Software
Adelaide Borrower, LLC	(13)(15)(17)	First Lien Term Loan	S + 6.25%	9.92%	5/8/2030	7,517	7,407	7,348	0.34
Adelaide Borrower, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 6.75%	9.92%	5/8/2030	1,670	(12)	(38)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
Adelaide Borrower, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 6.25%	9.92%	5/8/2030	$1,040	$108	$101	—%
Ahead DB Holdings, LLC	(5)(15)(17)	First Lien Term Loan	S + 2.50%	6.17%	2/1/2031	4,244	4,235	4,188	0.19
Alta Buyer, LLC	(8)(13)(16)	First Lien Term Loan	S + 4.50%	8.17%	2/18/2033	19,293	19,224	19,244	0.89
Alta Buyer, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 4.50%	8.17%	2/18/2033	2,094	(8)	(5)	—
Articulate Global, LLC	(13)(15)(18)	First Lien Term Loan	S + 4.25%	7.91%	10/25/2032	36,362	36,282	35,908	1.66
Articulate Global, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.25%	7.91%	10/25/2032	3,645	(9)	(46)	—
Artifact Bidco, Inc.	(8)(13)(18)	First Lien Term Loan	S + 4.15%	7.82%	7/28/2031	6,709	6,656	6,575	0.30
Artifact Bidco, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.15%	7.82%	7/28/2031	1,642	(6)	(33)	—
Artifact Bidco, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.15%	7.82%	7/26/2030	1,173	(9)	(24)	—
Atlas US Finco, Inc.	(6)(13)(15)(16)	First Lien Term Loan	S + 4.75%	8.42%	12/10/2029	18,901	18,890	18,570	0.86
Atlas US Finco, Inc.	(6)(7)(13)(15)(16)	First Lien Revolver	S + 4.75%	8.42%	12/9/2028	1,995	(4)	(30)	—
Banker's Toolbox, Inc.	(8)(15)(17)	First Lien Term Loan	S + 4.50%	8.17%	7/27/2029	27,682	27,576	27,475	1.27
Banker's Toolbox, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	7/27/2029	3,906	(10)	(29)	—
Banker's Toolbox, Inc.	(7)(15)(17)	First Lien Revolver	S + 4.50%	8.17%	7/27/2029	637	(4)	(5)	—
BlueCat Networks (USA) Inc.	(6)(8)(13)(17)	First Lien Term Loan	S + 5.50%	9.17%	8/8/2028	5,329	5,305	5,236	0.24
BlueCat Networks (USA) Inc.	(6)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.50%	9.17%	8/8/2028	24	24	23	—
BlueCat Networks (USA) Inc.	(6)(8)(17)	First Lien Delayed Draw Term Loan	S + 5.50%	9.17%	8/8/2028	34	34	34	—
Boxer Parent Company Inc.	(5)(15)(19)	First Lien Term Loan	S + 3.00%	6.67%	7/30/2031	6,431	6,422	5,980	0.28
Camelot U.S. Acquisition LLC	(5)(6)(15)(19)	First Lien Term Loan	S + 2.75%	6.41%	1/31/2031	5,260	5,259	4,571	0.21
Central Parent LLC	(5)(8)(15)(19)	First Lien Term Loan	S + 3.25%	6.92%	7/6/2029	4,432	4,427	3,175	0.15
Concord Global Acquisition, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.17%	12/29/2031	10,522	10,480	10,416	0.48
Concord Global Acquisition, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	12/29/2031	4,575	1,630	1,601	0.07
Concord Global Acquisition, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.17%	12/29/2031	1,830	(9)	(18)	—
ConnectWise, LLC	(5)(15)(18)	First Lien Term Loan	S + 3.50%	7.43%	9/29/2028	6,638	6,635	6,146	0.28
Conservice Midco, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.17%	2/25/2033	18,945	18,904	18,850	0.87
Conservice Midco, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.17%	2/25/2033	2,580	(6)	(13)	—
DT Intermediate Holdco, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.67% (Incl. 2.25% PIK)	2/22/2030	4,079	4,072	3,977	0.18
DT Intermediate Holdco, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67% (Incl. 2.25% PIK)	2/22/2030	14,790	(26)	(370)	(0.02)
Eagan Parent, Inc.	(13)(15)(18)	First Lien Term Loan	S + 4.25%	7.92%	9/8/2032	19,217	19,179	18,929	0.88
Eagan Parent, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	9/8/2032	4,804	(6)	(72)	—
Eagan Parent, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.17%	9/8/2032	2,562	(6)	(38)	—
Eclipse Buyer, Inc.	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.16%	9/8/2031	15,724	15,675	15,410	0.71
Eclipse Buyer, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	9/8/2031	2,665	(5)	(53)	—
Eclipse Buyer, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.41%	9/8/2031	1,352	(5)	(27)	—
e-Discovery AcquireCo, LLC	(8)(16)	First Lien Term Loan	S + 6.25%	9.92%	8/29/2029	249	249	241	0.01
e-Discovery AcquireCo, LLC	(8)(13)(16)	First Lien Term Loan	S + 5.50%	9.17%	8/29/2029	1,529	1,526	1,441	0.07

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
Edition Holdings, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.16%	12/20/2032	$42,452	$42,395	$41,816	1.94%
Edition Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	12/20/2032	8,863	(14)	(133)	(0.01)
Edition Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.16%	12/20/2032	3,685	(7)	(55)	—
Emburse, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.25%	7.92%	5/28/2032	25,421	25,358	25,040	1.16
Emburse, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.25%	7.92%	5/28/2032	4,539	(5)	(68)	—
Emburse, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.25%	7.92%	5/28/2032	4,539	(11)	(68)	—
Empyrean Solutions, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.17%	11/26/2031	2,765	2,754	2,724	0.13
Empyrean Solutions, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	11/26/2031	1,106	(2)	(17)	—
Empyrean Solutions, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.17%	11/26/2031	415	(2)	(6)	—
ESG Investments, Inc.	(8)(13)(16)	First Lien Term Loan	S + 4.75%	8.42%	3/11/2029	10,619	10,590	10,594	0.49
ESG Investments, Inc.	(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	3/11/2029	17	17	17	—
Fourth Enterprises, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.16%	3/21/2031	24,885	24,787	24,388	1.13
Fourth Enterprises, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	3/21/2031	4,851	(20)	(97)	—
Fourth Enterprises, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.16%	3/21/2031	2,238	(11)	(45)	—
Genesys Cloud Services Holdings I, LLC	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.16%	1/30/2032	6,088	6,068	5,837	0.27
Higher Logic, LLC	(8)(13)(17)	First Lien Term Loan	S + 5.25%	8.92%	1/10/2029	9,021	8,990	9,021	0.42
Higher Logic, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.25%	8.92%	1/10/2029	759	(4)	—	—
Hyphen Solutions, LLC	(8)(13)(16)	First Lien Term Loan	S + 4.50%	8.16%	8/6/2032	9,452	9,431	9,381	0.43
Hyphen Solutions, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	8/6/2032	1,755	(2)	(13)	—
Hyphen Solutions, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 4.50%	8.16%	8/6/2032	1,053	(2)	(8)	—
Inhabitiq Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.16%	1/12/2032	17,442	17,414	17,311	0.80
Inhabitiq Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	1/12/2032	4,882	(5)	(37)	—
Inhabitiq Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.16%	1/12/2032	3,051	(6)	(23)	—
Innovative Systems L.L.C.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.42%	8/20/2032	1,357	1,350	1,333	0.06
Innovative Systems L.L.C.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	8/20/2032	581	114	106	—
Innovative Systems L.L.C.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	8/20/2032	194	(1)	(3)	—
Javelin Buyer, Inc.	(5)(7)(15)(19)	First Lien Revolver	S + 2.75%	6.42%	12/6/2029	1,304	—	(59)	—
Kaseya Inc.	(5)(7)(15)(19)	First Lien Revolver	S + 3.25%	6.92%	3/20/2030	1,522	(8)	(103)	—
Kipu Buyer, LLC	(8)(16)	First Lien Term Loan	S + 4.25%	7.92%	1/27/2028	1,971	1,954	1,956	0.09
Kipu Buyer, LLC	(7)(15)(16)	First Lien Revolver	S + 4.25%	7.92%	1/27/2028	365	(3)	(3)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
KPA Parent Holdings, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.16%	3/12/2032	$16,595	$16,516	$16,429	0.76%
KPA Parent Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	3/12/2032	2,371	(5)	(24)	—
KPA Parent Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.16%	3/12/2032	1,659	(8)	(17)	—
Litera Bidco LLC	(8)(13)(16)	First Lien Term Loan	S + 5.00%	8.66%	5/1/2028	5,136	5,135	5,110	0.24
Litera Bidco LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	5/1/2028	2,820	1,856	1,844	0.09
Litera Bidco LLC	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	8.76%	5/1/2028	434	—	(2)	—
Majesco	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.17%	1/7/2033	29,518	29,495	29,002	1.34
Majesco	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.17%	1/7/2033	2,567	(3)	(45)	—
Maverick Bidco Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.41%	12/2/2031	47,305	47,200	46,595	2.16
Maverick Bidco Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	12/2/2031	2,365	(3)	(35)	—
Maverick Bidco Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.41%	12/2/2031	1,892	(4)	(28)	—
McAfee Corp.	(5)(8)(15)(18)	First Lien Term Loan	S + 3.00%	6.66%	3/1/2029	5,198	5,190	4,658	0.22
ML Holdco, LLC	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.17%	10/25/2032	26,581	26,529	26,381	1.22
ML Holdco, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	10/25/2032	6,915	(8)	(52)	—
Montana Buyer Inc.	(8)(17)	First Lien Term Loan	S + 4.75%	8.41%	7/22/2029	25,039	25,039	24,600	1.14
Montana Buyer Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.41%	7/22/2028	2,352	(1)	(41)	—
MRI Software LLC	(8)(15)(16)	First Lien Term Loan	S + 4.75%	8.42%	2/10/2028	3,503	3,500	3,503	0.16
MRI Software LLC	(8)(16)	First Lien Term Loan	S + 4.75%	8.42%	2/10/2028	29	28	29	—
MRI Software LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	2/10/2028	1,290	1,286	1,290	0.06
MRI Software LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	2/10/2028	882	339	341	0.01
MRI Software LLC	(7)(13)(15)(16)	First Lien Revolver	S + 4.75%	8.42%	2/10/2028	232	58	58	—
Nasuni Corporation	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.67%	9/10/2030	8,203	8,161	8,080	0.37
Nasuni Corporation	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.67%	9/10/2030	1,302	(7)	(20)	—
Navex Global Holdings Corporation	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.66%	10/14/2032	29,204	29,096	28,766	1.33
Navex Global Holdings Corporation	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	10/14/2032	10,473	(12)	(157)	(0.01)
Navex Global Holdings Corporation	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.66%	10/14/2031	516	(1)	(8)	—
North Star Acquisitionco, LLC	(8)(16)	First Lien Term Loan	S + 4.50%	8.17%	5/3/2029	6,431	6,425	6,319	0.29
North Star Acquisitionco, LLC	(8)(13)(16)	First Lien Term Loan	C + 4.50%	6.78%	5/3/2029	CAD 9,064	6,557	6,399	0.30
North Star Acquisitionco, LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	5/3/2029	2,084	2,083	2,048	0.09
North Star Acquisitionco, LLC	(7)(15)(16)	First Lien Revolver	S + 4.50%	8.17%	5/3/2029	2,275	1,364	1,333	0.06
OEConnection LLC	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.16%	12/23/2032	38,466	38,392	37,985	1.76
OEConnection LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	12/23/2032	9,581	(6)	(120)	(0.01)
OEConnection LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.16%	12/23/2032	4,124	(10)	(52)	—
OLO Parent, Inc.	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.17%	9/13/2032	29,133	29,069	28,696	1.33
OLO Parent, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.17%	9/13/2032	2,663	(6)	(40)	—
Onit, Inc.	(8)(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.42%	1/27/2032	18,947	18,872	18,899	0.88
Onit, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.17%	1/27/2032	6,022	6,011	5,977	0.28
Onit, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	1/27/2032	8,359	(17)	(21)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
Onit, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	1/27/2032	$2,786	$(14)	$(7)	—%
Pegasus Transtech Holding, LLC	(8)(16)	First Lien Term Loan	S + 6.00%	9.66%	11/17/2026	243	243	237	0.01
Pegasus Transtech Holding, LLC	(13)(15)(16)	First Lien Term Loan	S + 6.00%	9.66%	11/17/2026	10	10	10	—
Perforce Software, Inc.	(5)(8)(19)	First Lien Term Loan	S + 4.75%	8.41%	7/2/2029	2,940	2,893	1,988	0.09
Prism Parent Co. Inc.	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.66%	9/19/2028	3,901	3,901	3,833	0.18
Prism Parent Co. Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	9/19/2028	401	159	153	0.01
Proofpoint, Inc.	(5)(15)(18)	First Lien Term Loan	S + 3.00%	6.67%	8/31/2028	2,031	2,031	1,970	0.09
QBS Parent, Inc.	(8)(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.17%	6/3/2032	4,726	4,717	4,596	0.21
QBS Parent, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.17%	6/3/2032	450	3	(12)	—
Rally Buyer, Inc.	(13)(15)(17)	First Lien Term Loan	S + 6.25%	9.92% (Incl. 3.50% PIK)	7/19/2029	183	183	157	0.01
Rally Buyer, Inc.	(15)(17)	First Lien Delayed Draw Term Loan	S + 6.25%	9.92% (Incl. 3.50% PIK)	7/19/2029	16	15	13	—
Renaissance Holding Corp	(5)(15)(18)	First Lien Term Loan	S + 4.00%	7.67%	4/5/2030	4,362	4,362	3,137	0.15
Routeware, Inc.	(13)(15)(16)	First Lien Term Loan	S + 5.25%	8.92%	9/18/2031	6,364	6,341	6,300	0.29
Routeware, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	9/18/2031	2,955	685	664	0.03
Routeware, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 5.25%	8.91%	9/18/2031	682	134	130	0.01
Spartan Bidco Pty Ltd	(6)(8)(17)	First Lien Term Loan	S + 6.50%	10.32%	1/24/2028	269	264	269	0.01
Spartan Bidco Pty Ltd	(6)(13)(15)(17)	First Lien Term Loan	S + 6.50%	10.32%	1/24/2028	9,275	9,242	9,275	0.43
Spartan Bidco Pty Ltd	(6)(7)(13)(15)(17)	First Lien Revolver	S + 6.50%	10.32%	1/24/2028	769	256	263	0.01
Thunder Purchaser, Inc.	(8)(13)(16)	First Lien Term Loan	S + 5.25%	9.07%	6/30/2028	4,363	4,349	4,363	0.20
Thunder Purchaser, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	9.07%	6/30/2028	9,836	7,339	7,353	0.34
TriMech Acquisition Corp.	(13)(15)(16)	First Lien Term Loan	S + 4.75%	8.42%	3/10/2028	4,035	4,035	3,995	0.19
TriMech Acquisition Corp.	(8)(13)(16)	First Lien Term Loan	S + 4.75%	8.42%	3/10/2028	10,643	10,620	10,531	0.49
TriMech Acquisition Corp.	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	3/10/2028	10,843	10,812	10,734	0.50
TriMech Acquisition Corp.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	SON + 4.75%	8.49%	3/10/2028	GBP 2,344	1,218	1,164	0.05
TriMech Acquisition Corp.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	3/10/2028	6,703	(8)	(67)	—
TriMech Acquisition Corp.	(7)(15)(16)	First Lien Revolver	S + 4.75%	8.42%	3/10/2028	7,004	(19)	(70)	—
UKG Inc.	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.17%	2/10/2031	5,947	5,943	5,691	0.26
Validity, Inc.	(13)(15)(18)	First Lien Term Loan	S + 5.25%	8.92%	4/12/2032	4,381	4,302	4,249	0.20
Validity, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.75%	8.42%	4/10/2030	783	—	(24)	—
Vamos Bidco, Inc	(13)(15)(18)	First Lien Term Loan	S + 4.75%	8.42%	1/30/2032	8,776	8,739	8,556	0.40
Vamos Bidco, Inc	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	1/30/2032	3,684	(8)	(92)	—
Vamos Bidco, Inc	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.42%	1/30/2032	1,105	(6)	(28)	—
WatchGuard Technologies, Inc.	(8)(17)	First Lien Term Loan	S + 5.25%	8.91%	7/2/2029	244	238	225	0.01
							772,282	756,660	35.07

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Specialty Retail
LS Group Opco Acquisition LLC	(5)(8)(15)(19)	First Lien Term Loan	S + 2.50%	6.17%	4/23/2031	$4,099	$4,104	$4,094	0.19%
Mavis Tire Express Services Topco, Corp.	(5)(8)(15)(17)	First Lien Term Loan	S + 3.00%	6.66%	5/4/2028	4,261	4,259	4,263	0.20
Monahan Products, LLC	(8)(16)	First Lien Term Loan	S + 5.50%	9.16%	8/27/2027	168	167	167	0.01
SCW Holdings III Corp.	(8)(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.67%	3/17/2032	14,321	14,288	14,178	0.66
SCW Holdings III Corp.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	3/17/2032	10,714	(20)	(107)	—
SCW Holdings III Corp.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.67%	3/17/2031	2,035	(8)	(20)	—
Shock Doctor Intermediate, LLC	(8)(16)	First Lien Term Loan	S + 5.50%	9.17%	11/20/2029	234	232	234	0.01
							23,022	22,809	1.07
Technology Hardware, Storage and Peripherals
TA TT Buyer, LLC	(5)(8)(18)	First Lien Term Loan	S + 4.75%	8.42%	4/2/2029	2,940	2,932	2,827	0.13
UBEO, LLC	(8)(16)	First Lien Term Loan	S + 5.25%	8.92%	7/3/2028	801	801	801	0.04
UBEO, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	7/3/2028	7,113	2,750	2,774	0.13
Victors Purchaser, LLC	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.17%	12/23/2032	16,906	16,883	16,779	0.78
Victors Purchaser, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	12/23/2032	2,286	(1)	(17)	—
Victors Purchaser, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.17%	12/23/2032	2,335	(5)	(18)	—
							23,360	23,146	1.08
Textiles, Apparel and Luxury Goods
Gloves Buyer, Inc.	(5)(7)(15)(18)	First Lien Revolver	S + 1.25%	4.91%	5/22/2030	631	105	105	—
Varsity Brands, Inc.	(5)(15)(19)	First Lien Term Loan	S + 2.75%	6.42%	8/26/2031	4,793	4,783	4,779	0.22
							4,888	4,884	0.22
Trading Companies and Distributors
Kele Holdco, Inc.	(8)(16)	First Lien Term Loan	S + 4.50%	8.16%	2/20/2028	2,600	2,600	2,600	0.12
Kele Holdco, Inc.	(7)(15)(16)	First Lien Revolver	S + 4.50%	8.16%	2/20/2028	342	34	34	—
Painters Supply and Equipment Co.	(8)(16)	First Lien Term Loan	S + 5.50%	9.27%	8/10/2027	5,776	5,748	5,632	0.26
Painters Supply and Equipment Co.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.27%	8/10/2027	2,229	501	450	0.02
Painters Supply and Equipment Co.	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.27%	8/10/2027	1,528	1,519	1,490	0.07
							10,402	10,206	0.47
Transportation Infrastructure
VRS Buyer, Inc.	(5)(15)(19)	First Lien Term Loan	S + 3.50%	7.16%	10/12/2032	2,551	2,540	2,551	0.12
VRS Buyer, Inc.	(5)(7)(15)(19)	First Lien Delayed Draw Term Loan	S + 3.50%	7.16%	10/12/2032	261	(1)	—	—
							2,539	2,551	0.12

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Wireless Telecommunication Services
Alert Media, Inc.	(8)(16)	First Lien Term Loan	S + 5.25%	8.92%	4/12/2027	$131	$131	$129	0.01%
Alert Media, Inc.	(8)(13)(16)	First Lien Term Loan	S + 6.25%	9.92% (Incl. 8.93% PIK)	4/12/2027	628	627	620	0.03
Alert Media, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 5.25%	8.92%	4/12/2027	211	—	(3)	—
CCI Buyer, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.67%	5/13/2032	34,567	34,409	34,394	1.59
CCI Buyer, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.67%	5/13/2032	2,029	(10)	(10)	—
DAS Purchaser 2 Corp.	(13)(15)(17)	First Lien Term Loan	S + 6.00%	9.67% (Incl. 7.72% PIK)	4/30/2027	92	92	92	—
DAS Purchaser 2 Corp.	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 6.00%	9.69% (Incl. 7.73% PIK)	4/30/2027	184	183	183	0.01
							35,432	35,405	1.64
Total Secured Debt Investments							4,381,508	4,334,014	200.86

Unsecured Debt Investments
Diversified Consumer Services
AVG Intermediate Holdings LLC	(15)	Subordinated Unsecured Term Loan	N/A	13.75% PIK	11/16/2028	$692	$692	$671	0.03%
AVG Intermediate Holdings LLC	(15)	Subordinated Unsecured Delayed Draw Term Loan	N/A	13.75% PIK	11/16/2028	265	265	257	0.01
PPV Intermediate Holdings, LLC	(15)	Subordinated Unsecured Term Loan	N/A	13.75% PIK	8/31/2030	7	6	6	—
PPV Intermediate Holdings, LLC	(3)(8)	Subordinated Unsecured Term Loan	N/A	13.75% PIK	8/31/2030	—	—	—	—
PPV Intermediate Holdings, LLC	(15)	Subordinated Unsecured Term Loan	N/A	14.75% PIK	8/31/2030	2	2	2	—
PPV Intermediate Holdings, LLC	(3)(15)	Subordinated Unsecured Delayed Draw Term Loan	N/A	13.75% PIK	8/31/2030	—	—	—	—
							965	936	0.04
Health Care Technology
Employee Health Co.	(15)	Senior Unsecured Term Loan	N/A	13.75% PIK	11/10/2031	338	334	319	0.01
							334	319	0.01
Healthcare Providers and Services
GTCR BC Intermediate II, Inc.	(13)(15)	Subordinated Unsecured Term Loan	N/A	12.75% PIK	11/20/2034	7,303	7,136	7,047	0.33
OB Hospitalist Group, Inc.	(15)(16)	Subordinated Unsecured Term Loan	S + 9.50%	13.26% (Incl. 9.50% PIK)	9/27/2028	25	25	25	—
							7,161	7,072	0.33
Insurance
KWOR Acquisition, Inc.	(13)(15)(16)	Subordinated Unsecured Term Loan	S + 8.00%	11.67% (Incl. 8.00% PIK)	2/28/2030	736	736	736	0.03
							736	736	0.03

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software
OEC Holdco, LLC	(13)(15)	Subordinated Unsecured Term Loan	N/A	11.00% PIK	12/30/2035	$10,000	$9,811	$9,675	0.45%
							9,811	9,675	0.45
Total Unsecured Debt Investments							19,007	18,738	0.86

Equity Investments
Automobile Components
Enthusiast Auto Holdings, LLC	(3)(11)(15)	Common	—	—	—	—	$136	$198	0.01%
Quality Automotive Services, LLC	(11)(15)	Common	—	—	—	237	366	561	0.03
							502	759	0.04
Building Products
MDC Interior Acquisition Inc	(12)(13)(15)	Common	—	—	—	1	894	1,040	0.05
							894	1,040	0.05
Capital Markets
Arax MidCo, LLC	(7)(12)(13)(15)	LP Units	—	—	—	1,154	924	1,243	0.06
Lido Advisors, LLC	(12)(13)(15)	Preferred	—	—	—	529	562	554	0.02
Lido Advisors, LLC	(12)(13)(15)	Common	—	—	—	529	547	556	0.03
							2,033	2,353	0.11
Chemicals
Americhem, Inc.	(12)(13)(15)	Common	—	—	—	6	571	741	0.03
Bulab Holdings, Inc.	(12)(13)(15)	LP Units	—	—	—	867	870	869	0.04
							1,441	1,610	0.07
Commercial Services and Supplies
AWP Group Holdings, Inc.	(3)(11)(15)	Common	—	—	—	—	309	322	0.01
Hercules Borrower LLC	(9)(11)(15)	Common	—	—	—	140	252	225	0.01
Low Voltage Holdings INC.	(12)(13)(15)	LP Units	—	—	—	2	2,363	2,722	0.13
REP Summit Coinvest IV, L.P.	(12)(13)(15)	LP Units	—	—	—	753	756	753	0.03
Zinc Buyer Corporation	(12)(13)(15)	LP Units	—	—	—	242	242	323	0.01
							3,922	4,345	0.19
Construction & Engineering
Hydraulic Technologies USA LLC	(12)(13)(15)	Common	—	—	—	7	8	—	—
Hydraulic Technologies USA LLC	(12)(13)(15)	Preferred	—	—	—	742	743	376	0.02
MEI Buyer LLC	(11)(15)	Common	—	—	—	1	796	2,566	0.12
							1,547	2,942	0.14
Containers and Packaging
Packaging Coordinators Midco, Inc.	(12)(13)(15)	LP Units	—	—	—	2	1,935	2,090	0.10
Proampac PG Parent LLC	(3)(12)(13)(15)	Preferred	N/A	13.50% PIK	—	—	244	250	0.01
							2,179	2,340	0.11
Diversified Consumer Services
AVG Intermediate Holdings LLC	(11)(15)	Common	—	—	—	243	387	229	0.01
EXPG Holdings, L.P.	(12)(13)(15)	Common	—	—	—	1	515	515	0.02

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services (continued)
FSHS I, LLC	(3)(11)(15)	Common	—	—	—	—	$203	$185	0.01%
GS Seer Group Borrower, LLC	(3)(11)(15)	Common	—	—	—	—	110	70	—
Health Buyer LLC	(3)(11)(15)	Common	—	—	—	—	159	149	0.01
Home Service TopCo IV, Inc.	(11)(15)	Common	—	—	—	2	264	360	0.02
Seahawk BidCo, LLC	(12)(13)(15)	LP Units	—	—	—	3	3,035	3,444	0.16
US Fitness Holdings, LLC	(12)(13)(15)	LP Units	—	—	—	3	3,182	4,799	0.22
VPP Intermediate Holdings, LLC	(3)(11)(15)	LP Units	—	—	—	—	265	242	0.01
							8,120	9,993	0.46
Electronic Equipment, Instruments and Components
Wildcat Topco, Inc.	(12)(13)(15)	LP Units	—	—	—	628	628	617	0.03
							628	617	0.03
Energy Equipment and Services
CRCI Longhorn Holdings, Inc.	(12)(13)(15)	LP Units	—	—	—	1	1,154	1,247	0.06
Integrated Power Services Holdings, Inc.	(3)(11)(15)	Common	—	—	—	—	895	1,505	0.07
							2,049	2,752	0.13
Financial Services
Cerity Partners Equity Holding LLC	(12)(13)(15)	Preferred	N/A	13.75% PIK	—	2,686	2,686	2,715	0.13
Foreside Financial Group, LLC	(11)(15)	Common	—	—	—	507	648	756	0.04
Foreside Financial Group, LLC	(11)(15)	Preferred	N/A	11.00% PIK	—	969	969	958	0.04
GTCR Momentum Aggregator LP	(12)(13)(15)	Preferred	—	—	—	865	961	995	0.04
TA Investors Thunderbolt, L.P.	(7)(12)(13)(15)	LP Units	—	—	—	1,667	1,395	1,396	0.06
							6,659	6,820	0.31
Healthcare Providers and Services
AB Centers Acquisition Corporation	(10)(11)(15)	Preferred	—	—	—	374	374	615	0.03
ACG Parent Holdings, LP	(12)(13)(15)	Common	—	—	—	17	17	203	0.01
ACG Parent Holdings, LP	(12)(13)(15)	Preferred	—	—	—	2	1,734	1,655	0.08
Cyan Investors LP	(7)(12)(13)(15)	LP Units	—	—	—	1,925	1,690	1,538	0.07
EPFS Buyer, Inc.	(12)(13)(15)	Common	—	—	—	1	625	696	0.03
MRO Corporation	(12)(13)(15)	Common	—	—	—	1	716	841	0.04
OIS Management Services, LLC	(11)(15)	Preferred	—	—	—	42	554	1,146	0.05
RxSense Holdings LLC	(11)(15)	Common	—	—	—	14	284	280	0.01
SCHP Holdings, L.P.	(12)(13)(15)	LP Units	—	—	—	20	1,987	1,918	0.09
USHV Management, LLC	(11)(15)	Common	—	—	—	100	106	89	—
							8,087	8,981	0.41
Healthcare Equipment and Supplies
REP RS Coinvest IV, L.P.	(7)(12)(13)(15)	LP Units	—	—	—	1,410	1,271	1,271	0.06
							1,271	1,271	0.06
Health Care Technology
DeLorean Purchaser, Inc.	(12)(13)(15)	Common	—	—	—	3,043	3,043	2,552	0.12
F&M Buyer LLC	(12)(13)(15)	Common	—	—	—	1,217	1,217	1,306	0.06
FH VH Parent, L.P.	(12)(13)(15)	Common	—	—	—	785	1,130	940	0.04
Goldeneye Parent, LLC	(12)(13)(15)	LP Units	—	—	—	55	1,111	1,358	0.06
Novacap TMT VI Co-Investment (Invita) LP	(7)(12)(13)(15)	LP Units	—	—	—	535	472	400	0.02
Unlimited Technology Holdings, LLC	(12)(13)(15)	LP Units	—	—	—	1,655	1,655	2,096	0.10
							8,628	8,652	0.40

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Insurance
AmeriLife Holdings LLC	(11)(15)	Common	—	—	—	6	$222	$382	0.02%
Galway Borrower LLC	(11)(15)	LP Units	—	—	—	11	13	12	—
Galway Borrower LLC	(11)(15)	LP Units	—	—	—	97	119	111	0.01
Integrity Marketing Acquisition, LLC	(3)(11)(15)	Common	—	—	—	—	6	5	—
Integrity Marketing Acquisition, LLC	(11)(15)	Preferred	N/A	10.50% PIK	—	273	796	654	0.03
Iris Specialty Acquisition LLC	(12)(13)(15)	Common	—	—	—	3,395	3,395	3,250	0.15
KWOR Acquisition, Inc.	(3)(12)(13)(15)	Common	—	—	—	—	330	—	—
KWOR Acquisition, Inc.	(3)(12)(13)(15)	Preferred	—	—	—	—	481	313	0.01
Mclarens Midco Inc.	(11)(15)	LP Units	—	—	—	40	132	173	0.01
Unison Risk Advisors Inc.	(12)(13)(15)	LP Units	—	—	—	1,820	2,857	2,637	0.12
							8,351	7,537	0.35
IT Services
DT1 Midco Corp	(12)(13)(15)	LP Units	—	—	—	3,422	3,422	2,589	0.12
Ridge Trail US Bidco, Inc.	(12)(13)(15)	Preferred	—	—	—	1,418	1,616	1,645	0.08
Ridge Trail US Bidco, Inc.	(12)(13)(15)	Common	—	—	—	34	34	251	0.01
Spirit RR Holdings, Inc.	(11)(15)	Common	—	—	—	445	673	1,132	0.05
							5,745	5,617	0.26
Pharmaceuticals
Creek Parent, Inc.	(12)(13)(15)	LP Units	—	—	—	150	150	206	0.01
							150	206	0.01
Professional Services
Elevator Holdco, Inc. Common Stock	(3)(11)(15)	Common	—	—	—	—	453	344	0.02
Marina Acquisition, Inc.	(3)(12)(13)(15)	Common	—	—	—	—	231	166	0.01
Monarch Buyer, Inc.	(12)(13)(15)	LP Units	—	—	—	2,753	2,791	2,950	0.14
USRP Holdings, Inc.	(3)(11)(15)	Preferred	—	—	—	—	285	233	0.01
							3,760	3,693	0.18
Software
CB ML Co-Invest, L.P.	(12)(13)(15)	Common	—	—	—	3,780	3,794	3,591	0.17
Concord Global Acquisition, LLC	(12)(13)(15)	LP Units	—	—	—	3	2,987	2,574	0.12
Concord Global Acquisition, LLC	(12)(13)(15)	LP Units	—	—	—	2,667	—	—	—
Eclipse Buyer, Inc.	(12)(13)(15)	Preferred	N/A	12.50% PIK	—	6,018	6,018	5,880	0.27
Noble Aggregator LP	(12)(13)(15)	Common	—	—	—	4	4,068	2,711	0.13
North Star Acquisitionco, LLC	(11)(15)	Common	—	—	—	336	362	451	0.02
							17,229	15,207	0.71

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Specialty Retail
SCW Holdings III Corp.	(12)(13)(15)	LP Units	—	—	—	1	$1,167	$1,786	0.08%
							1,167	1,786	0.08
Technology Hardware, Storage and Peripherals
WP Victors Co-Investment	(12)(13)(15)	LP Units	—	—	—	651	651	610	0.03
							651	610	0.03
Textiles, Apparel and Luxury Goods
Gloves Buyer, Inc.	(12)(13)(15)	Common	—	—	—	2	243	412	0.02
							243	412	0.02
Trading Companies and Distributors
Kele Holdco, Inc.	(3)(11)(15)	Common	—	—	—	—	187	332	0.02
Painters Supply and Equipment Co.	(11)(15)	Common	—	—	—	2	522	108	0.01
							709	440	0.03
Transportation Infrastructure
VRS Buyer, Inc.	(12)(13)(15)	Common	—	—	—	9	915	1,165	0.05
							915	1,165	0.05
Total Equity Investments							86,880	91,148	4.23
Total Investments - non-controlled/non-affiliated							4,487,395	4,443,900	205.95

Short-Term Investments
BlackRock Liquidity T-Fund - Institutional Shares	(14)		—	—	—	—	$49,874	$49,874	2.31%
Total Short-Term Investments							49,874	49,874	2.31
Total Investments at fair value							$4,537,269	$4,493,774	208.26%

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Derivative Instrument	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Derivative asset (liability) at fair value
Interest rate swap	Fixed 5.76%	3M SOFR + 2.38%	Royal Bank of Canada	3/30/2030	$500,000	$(5,605)
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
2.
The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), Canadian Overnight Repo Rate Average (“CORRA” or “C”), Sterling Overnight Index Average (“SONIA” or “SON”), Euro Interbank Offered Rate (“EURIBOR” or “E”) or other relevant benchmark, which reset daily, monthly, quarterly, semi-annually or annually. For each such investment, the Company has provided the spread over reference rates and the current contractual interest rate in effect on March 31, 2026. Certain investments are subject to an interest rate floor, or rate cap. Certain investments contain a Payment-in-Kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
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
6.
The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2026, non-qualifying assets represented 4.97% of total assets as calculated in accordance with regulatory requirements.
7.
Position or portion thereof is an unfunded investment commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded investment commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See below and Note 8 to the Consolidated Financial Statements for more information on the Company’s unfunded commitments.
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
11.
Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2026, the aggregate fair value of these securities is $14,393 or 0.67% of the Company’s net assets. The acquisition date of these restricted securities was January 19, 2024.
12.
Security exempt from registration under the Securities Act, and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2026, the aggregate fair value of these securities is $76,755 or 3.56% of the Company’s net assets. The acquisition dates of these restricted securities are as follows:

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Portfolio Company	Investment	Acquisition Date
Americhem, Inc.	Common	February 28, 2025
Arax MidCo, LLC	LP Units	May 30, 2024
ACG Parent Holdings, LP	Common	July 25, 2025
ACG Parent Holdings, LP	Preferred	July 25, 2025
Bulab Holdings, Inc.	LP Units	July 1, 2025
CB ML Co-Invest, L.P.	Common	October 24, 2025
Cerity Partners Equity Holding LLC	Preferred	August 12, 2024
Concord Global Acquisition, LLC	LP Units	December 27, 2024
Concord Global Acquisition, LLC	LP Units	December 27, 2024
CRCI Longhorn Holdings, Inc.	LP Units	August 27, 2024
Creek Parent, Inc.	LP Units	December 18, 2024
Cyan Investors LP	LP Units	November 19, 2025
DeLorean Purchaser, Inc.	Common	December 16, 2024
DT1 Midco Corp	LP Units	December 30, 2024
Eclipse Buyer, Inc.	Preferred	September 6, 2024
EPFS Buyer, Inc.	Common	July 31, 2025
EXPG Holdings, L.P.	Common	December 10, 2025
F&M Buyer LLC	Common	March 18, 2025
FH VH Parent, L.P.	Common	October 31, 2025
Gloves Buyer, Inc.	Common	June 6, 2025
Goldeneye Parent, LLC	LP Units	March 31, 2025
Goldeneye Parent, LLC	LP Units	March 31, 2025
GTCR Momentum Aggregator LP	Preferred	July 2, 2025
Hydraulic Technologies USA LLC	Common	June 3, 2024
Hydraulic Technologies USA LLC	Preferred	June 3, 2024
Iris Specialty Acquisition LLC	Common	November 20, 2025
KWOR Acquisition, Inc.	Common	February 28, 2025
KWOR Acquisition, Inc.	Preferred	February 28, 2025
Lido Advisors, LLC	Common	August 6, 2025
Lido Advisors, LLC	Preferred	August 6, 2025
Low Voltage Holdings INC.	LP Units	April 28, 2025
Marina Acquisition, Inc.	Common	July 1, 2024
MDC Interior Acquisition Inc	Common	April 26, 2024
Monarch Buyer, Inc.	LP Units	June 2, 2025
MRO Corporation	Common	June 3, 2025

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Portfolio Company	Investment	Acquisition Date
Noble Aggregator LP	Common	October 14, 2025
Novacap TMT VI Co-Investment (Invita) LP	LP Units	August 12, 2025
Packaging Coordinators Midco, Inc.	LP Units	September 26, 2025
Proampac PG Parent LLC	Preferred	March 6, 2026
REP RS Coinvest IV, L.P.	LP Units	February 2, 2026
REP Summit Coinvest IV, L.P.	LP Units	December 31, 2025
Ridge Trail US Bidco, Inc.	Common	September 30, 2024
Ridge Trail US Bidco, Inc.	Preferred	September 30, 2024
SCHP Holdings, L.P.	LP Units	October 24, 2025
SCW Holdings III Corp.	LP Units	March 17, 2025
Seahawk BidCo, LLC	LP Units	December 19, 2024
TA Investors Thunderbolt, L.P.	LP Units	January 29, 2026
Unison Risk Advisors Inc.	LP Units	October 30, 2024
Unlimited Technology Holdings, LLC	LP Units	March 12, 2025
US Fitness Holdings, LLC	Common	September 4, 2024
WP Victors Co-Investment	LP Units	August 15, 2024
VRS Buyer, Inc.	Common	July 18, 2025
Wildcat Topco, Inc.	LP Units	December 23, 2024
Zinc Buyer Corporation	LP Units	July 24, 2024
13.
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting the Company to do so (see Note 3 to the consolidated financial statements for discussion of the exemptive order from the SEC).
14.
Short-term investments amounting to $49,874 are invested in money market funds (BlackRock Liquidity T-Fund - Institutional Shares) and would be categorized as Level 1 under the ASC 820 fair value level hierarchy as of March 31, 2026.
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

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

As of March 31, 2026, the Company had the following commitments to fund various revolving, delayed draw and equity investments. Such commitments, also included in the Consolidated Schedule of Investments above, are subject to the satisfaction of certain conditions set forth in the documents governing these loans. See Note 8 to the Consolidated Financial Statements for more information on the Company's unfunded commitments.

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
AAH Topco., LLC	Delayed Draw Term Loan	4/1/2027	$3,179	$(8)
AB Centers Acquisition Corporation	Delayed Draw Term Loan	7/2/2026	758	(2)
AB Centers Acquisition Corporation	Revolver	7/2/2031	1,463	(4)
ABC Legal Holdings, LLC	Delayed Draw Term Loan	8/14/2027	2,748	(27)
ABC Legal Holdings, LLC	Revolver	8/13/2032	1,786	(18)
Acentra Holdings, LLC	Revolver	12/17/2029	94	(1)
ACI Group Holdings, Inc.	Revolver	8/2/2027	3	(1)
Adelaide Borrower, LLC	Delayed Draw Term Loan	5/8/2026	1,670	(38)
Adelaide Borrower, LLC	Revolver	5/8/2030	915	(21)
Alert Media, Inc.	Revolver	4/12/2027	211	(3)
Alta Buyer, LLC	Revolver	2/18/2033	2,094	(5)
AMBA Buyer, Inc.	Revolver	7/30/2027	276	(1)
American Residential Services LLC	Revolver	1/31/2030	1,610	(48)
Americhem, Inc.	Delayed Draw Term Loan	2/28/2027	6,278	(31)
Americhem, Inc.	Revolver	3/1/2032	4,447	(22)
AmeriLife Holdings LLC	Delayed Draw Term Loan	6/18/2026	3,975	(10)
AmeriLife Holdings LLC	Revolver	8/31/2028	1,884	(5)
Ampirical Solutions, LLC	Delayed Draw Term Loan	9/30/2027	14,602	(146)
Ampirical Solutions, LLC	Revolver	9/30/2032	3,894	(39)
Analytic Partners, LP	Revolver	4/4/2030	1,002	(10)
Apex Service Partners, LLC	Revolver	10/24/2029	204	—
Apex Service Partners, LLC	Delayed Draw Term Loan	11/21/2027	8,873	(44)
Aprio Advisory Group, LLC	Delayed Draw Term Loan	4/26/2027	3,232	(16)
Aprio Advisory Group, LLC	Revolver	8/1/2031	2,679	(13)
Arax MidCo, LLC	Delayed Draw Term Loan	3/24/2028	1,805	(9)
Arax MidCo, LLC	Revolver	3/24/2032	267	(1)
Arax MidCo, LLC	LP Units	N/A	230	—
Ares Holdings, LLC	Delayed Draw Term Loan	11/12/2027	5,127	—
Ares Holdings, LLC	Revolver	11/18/2029	4,625	—
Arrow Management Acquisition, LLC	Delayed Draw Term Loan	7/27/2027	4,285	(43)
Arrow Management Acquisition, LLC	Revolver	7/26/2032	1,036	(10)
Articulate Global, LLC	Revolver	10/25/2032	3,645	(46)
Artifact Bidco, Inc.	Delayed Draw Term Loan	7/27/2027	1,642	(33)
Artifact Bidco, Inc.	Revolver	7/26/2030	1,173	(23)
Atlas US Finco, Inc.	Revolver	12/9/2028	1,995	(30)
Aurora Plastics, LLC	Delayed Draw Term Loan	4/10/2027	2,850	(14)
AVG Intermediate Holdings LLC	Revolver	5/16/2028	166	(2)
AVSC Holding Corp.	Revolver	12/5/2029	2,426	(12)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
AWP Group Holdings, Inc.	Delayed Draw Term Loan	8/23/2026	$8,262	$(124)
AWP Group Holdings, Inc.	Revolver	12/23/2030	17	—
Banker's Toolbox, Inc.	Revolver	7/27/2029	637	(5)
Banker's Toolbox, Inc.	Delayed Draw Term Loan	10/11/2027	3,906	(29)
BC Group Holdings, Inc.	Delayed Draw Term Loan	8/21/2027	2,570	(13)
Bellwether Buyer, L.L.C.	Delayed Draw Term Loan	10/16/2027	7,624	(57)
Bellwether Buyer, L.L.C.	Revolver	4/15/2032	2,257	(17)
Blackbird Purchaser, Inc.	Delayed Draw Term Loan	12/19/2026	379	(6)
Blackbird Purchaser, Inc.	Revolver	12/19/2029	248	(4)
BlackHawk Industrial Distribution, Inc.	Revolver	9/17/2026	1,489	(160)
Blades Buyer, Inc.	Delayed Draw Term Loan	11/13/2027	7,909	(79)
Blades Buyer, Inc.	Revolver	3/28/2028	1,668	(17)
Bridges Consumer Healthcare Intermediate LLC	Delayed Draw Term Loan	12/21/2026	6,341	(32)
Bridges Consumer Healthcare Intermediate LLC	Revolver	12/22/2031	2,682	(13)
Bulab Holdings, Inc.	Delayed Draw Term Loan	7/1/2027	4,506	(45)
Bulab Holdings, Inc.	Revolver	7/1/2032	4,346	(43)
Carr, Riggs & Ingram Capital, L.L.C.	Delayed Draw Term Loan	11/18/2026	5,897	—
Carr, Riggs & Ingram Capital, L.L.C.	Revolver	11/18/2031	1,350	—
CCI Buyer, Inc.	Revolver	5/13/2032	2,029	(10)
CDL Parent, Inc.	Delayed Draw Term Loan	11/5/2027	3,824	(29)
CDL Parent, Inc.	Revolver	12/7/2028	589	(4)
Cerity Partners Equity Holding LLC	Delayed Draw Term Loan	12/20/2027	16,789	—
Cerity Partners Equity Holding LLC	Revolver	7/28/2031	2,851	—
CFGI Holdings, LLC	Revolver	11/2/2029	191	(4)
Cherry Bekaert Advisory LLC	Revolver	6/28/2030	195	(1)
Chicago US Midco III LP	Delayed Draw Term Loan	10/29/2027	340	(3)
ClearCapital Holdings, LLC	Delayed Draw Term Loan	7/6/2027	3,414	(102)
ClearCapital Holdings, LLC	Revolver	6/30/2032	1,366	(41)
Cold Chain Technologies, LLC	Revolver	7/2/2027	86	—
Concord Global Acquisition, LLC	Delayed Draw Term Loan	12/28/2026	2,928	(29)
Concord Global Acquisition, LLC	Revolver	12/29/2031	1,830	(18)
Conservice Midco, LLC	Revolver	2/25/2033	2,580	(13)
CPC/Cirtec Holdings, Inc.	Revolver	10/31/2028	496	—
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/28/2026	4,544	(23)
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	3,030	(15)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Creek Parent, Inc.	Revolver	12/18/2031	$125	$(1)
Crimson FLS Acquisition, Inc.	Delayed Draw Term Loan	2/19/2028	6,984	(17)
Crimson FLS Acquisition, Inc.	Revolver	2/18/2033	4,223	(11)
Crown Laundry, LLC	Delayed Draw Term Loan	5/29/2027	870	(7)
Crown Laundry, LLC	Revolver	5/28/2031	1,522	(11)
CRS Midco Holdings, LLC	Delayed Draw Term Loan	12/31/2027	2,692	(27)
CRS Midco Holdings, LLC	Revolver	12/31/2032	1,615	(16)
CVP Holdco, Inc.	Delayed Draw Term Loan	6/29/2026	3,930	(10)
CVP Holdco, Inc.	Revolver	6/28/2030	2,353	(6)
Cyan Investors LP	LP Units	N/A	235	—
DCG Acquisition Corp.	Delayed Draw Term Loan	6/13/2026	1,280	6
DCG Acquisition Corp.	Revolver	6/13/2031	4,408	—
DeLorean Purchaser, Inc.	Revolver	12/16/2031	4,574	(57)
DT Intermediate Holdco, Inc.	Delayed Draw Term Loan	9/14/2026	14,790	(370)
DT1 Midco Corp	Delayed Draw Term Loan	6/4/2027	6,183	(93)
DT1 Midco Corp	Revolver	12/30/2030	2,940	(44)
Dwyer Instruments, LLC	Revolver	7/20/2029	1,885	(28)
Dynatect Group Holdings, Inc.	Revolver	6/30/2028	1,236	—
Eagan Parent, Inc.	Delayed Draw Term Loan	9/8/2027	4,804	(72)
Eagan Parent, Inc.	Revolver	9/8/2032	2,562	(38)
Eclipse Buyer, Inc.	Delayed Draw Term Loan	9/7/2026	2,665	(53)
Eclipse Buyer, Inc.	Revolver	9/8/2031	1,352	(27)
EdgeCo Buyer, Inc.	Delayed Draw Term Loan	12/20/2026	11	—
EdgeCo Buyer, Inc.	Revolver	6/1/2028	305	(1)
Edition Holdings, Inc.	Delayed Draw Term Loan	12/20/2027	8,863	(133)
Edition Holdings, Inc.	Revolver	12/20/2032	3,685	(55)
EDPO, LLC	Delayed Draw Term Loan	8/29/2027	3,431	(26)
EDPO, LLC	Revolver	12/8/2028	1,962	(15)
Emburse, Inc.	Delayed Draw Term Loan	5/29/2027	4,539	(68)
Emburse, Inc.	Revolver	5/28/2032	4,539	(68)
Empyrean Solutions, LLC	Delayed Draw Term Loan	11/25/2026	1,106	(17)
Empyrean Solutions, LLC	Revolver	11/26/2031	415	(6)
Ensemble RCM, LLC	Revolver	2/10/2031	1,372	(14)
EPFS Buyer, Inc.	Delayed Draw Term Loan	7/31/2027	851	(17)
EPFS Buyer, Inc.	Revolver	7/31/2031	2,581	(52)
Essential Services Holding Corporation	Delayed Draw Term Loan	6/17/2026	2,082	(21)
Essential Services Holding Corporation	Revolver	6/17/2030	781	(8)
Excelitas Technologies Corp.	Delayed Draw Term Loan	5/1/2026	5,044	—
Experigreen Intermediate Holdings, Inc.	Delayed Draw Term Loan	12/10/2027	4,860	(49)
Experigreen Intermediate Holdings, Inc.	Revolver	12/10/2032	3,169	(32)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
F&M Buyer LLC	Delayed Draw Term Loan	3/19/2027	$3,980	$(40)
F&M Buyer LLC	Revolver	3/18/2032	1,741	(17)
FL Hawk Intermediate Holdings, Inc.	Revolver	2/22/2029	2,233	—
Flint Opco, LLC	Delayed Draw Term Loan	6/1/2026	54	—
Flint Opco, LLC	Delayed Draw Term Loan	6/27/2027	7,470	(56)
Flow Control Solutions, Inc.	Revolver	3/29/2029	1,411	(7)
Foreside Financial Group, LLC	Revolver	9/30/2027	569	—
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	2/26/2027	3,221	(16)
Fourth Enterprises, LLC	Delayed Draw Term Loan	3/21/2027	4,851	(97)
Fourth Enterprises, LLC	Revolver	3/21/2031	2,238	(45)
Frazier & Deeter Advisory, LLC	Revolver	5/2/2031	325	(2)
Frazier & Deeter Advisory, LLC	Delayed Draw Term Loan	2/22/2028	7,114	(36)
Galway Borrower LLC	Delayed Draw Term Loan	2/6/2026	4,422	(22)
Galway Borrower LLC	Revolver	9/29/2028	1,428	(7)
Gloves Buyer, Inc.	Revolver	5/22/2030	525	—
Goldeneye Parent, LLC	Revolver	3/31/2032	4,652	(23)
GSV Holding, LLC	Revolver	10/18/2030	1,651	—
GTCR BC Purchaser, Inc.	Delayed Draw Term Loan	11/22/2027	3,951	(49)
GTCR BC Purchaser, Inc.	Revolver	11/19/2031	2,107	(26)
Harvey Tool Company, LLC	Delayed Draw Term Loan	6/28/2026	7,936	(99)
Harvey Tool Company, LLC	Revolver	10/26/2027	3,806	(48)
Health Buyer LLC	Delayed Draw Term Loan	5/15/2026	10,052	(50)
HeartLand PPC Buyer, LLC	Delayed Draw Term Loan	11/12/2027	9,653	(72)
HeartLand PPC Buyer, LLC	Revolver	12/12/2029	1,812	(14)
Heights Buyer, LLC	Delayed Draw Term Loan	6/25/2027	1,311	(10)
Heights Buyer, LLC	Revolver	8/25/2028	403	—
Hercules Borrower LLC	Delayed Draw Term Loan	9/16/2026	11,512	(58)
Hercules Borrower LLC	Revolver	12/15/2028	1,044	(5)
Higginbotham Insurance Agency, Inc	Delayed Draw Term Loan	9/30/2026	3,233	(32)
Higher Logic, LLC	Revolver	1/10/2029	759	—
HP RSS Buyer, Inc.	Delayed Draw Term Loan	7/2/2027	1,350	(7)
HP RSS Buyer, Inc.	Delayed Draw Term Loan	12/17/2027	5,570	(28)
HSI Halo Acquisition, Inc.	Delayed Draw Term Loan	6/28/2026	734	(13)
HSI Halo Acquisition, Inc.	Revolver	6/28/2030	978	(17)
HT Intermediary III, Inc.	Delayed Draw Term Loan	11/13/2026	3,564	(18)
HT Intermediary III, Inc.	Revolver	11/12/2030	1,336	(7)
Hydraulic Technologies USA LLC	Revolver	6/3/2030	715	(25)
Hyphen Solutions, LLC	Delayed Draw Term Loan	8/6/2027	1,755	(13)
Hyphen Solutions, LLC	Revolver	8/6/2032	1,053	(8)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
IG Investments Holdings, LLC	Revolver	9/22/2028	$1,172	$—
ImageFirst Holdings, LLC	Revolver	3/12/2030	5,000	(44)
Imagine 360 LLC	Delayed Draw Term Loan	9/20/2026	10,122	(152)
Imagine 360 LLC	Revolver	9/30/2028	4,326	(65)
IMO Investor Holdings, Inc.	Revolver	5/11/2028	1,479	(30)
Inhabitiq Inc.	Delayed Draw Term Loan	1/11/2027	4,882	(37)
Inhabitiq Inc.	Revolver	1/12/2032	3,051	(23)
Innovative Systems L.L.C.	Delayed Draw Term Loan	8/21/2027	465	(8)
Innovative Systems L.L.C.	Revolver	8/20/2032	194	(3)
Innovetive Petcare, Inc.	Delayed Draw Term Loan	7/23/2027	4,602	(46)
Integrated Power Services Holdings, Inc.	Revolver	11/22/2030	4,035	(10)
Integrated Power Services Holdings, Inc.	Delayed Draw Term Loan	1/28/2028	7,197	(18)
Integrity Marketing Acquisition, LLC	Revolver	8/25/2028	122	(1)
Iris Specialty Acquisition LLC	Delayed Draw Term Loan	11/20/2028	3,396	(25)
Iris Specialty Acquisition LLC	Revolver	11/20/2032	2,309	(17)
Javelin Buyer, Inc.	Revolver	12/6/2029	1,304	(59)
JKC Parent, Inc.	Delayed Draw Term Loan	6/2/2027	3,965	—
JKC Parent, Inc.	Revolver	2/13/2032	590	—
Kaseya Inc.	Revolver	3/20/2030	1,522	(103)
Kele Holdco, Inc.	Revolver	2/20/2028	308	—
Kenco PPC Buyer LLC	Revolver	11/15/2029	611	—
Kipu Buyer, LLC	Revolver	1/27/2028	365	(3)
Kleinfelder Intermediate LLC	Delayed Draw Term Loan	2/23/2028	2,907	(15)
KPA Parent Holdings, Inc.	Delayed Draw Term Loan	3/15/2027	2,371	(24)
KPA Parent Holdings, Inc.	Revolver	3/12/2032	1,659	(17)
Kriv Acquisition Inc.	Delayed Draw Term Loan	2/25/2028	14,336	(72)
Kriv Acquisition Inc.	Revolver	7/31/2031	1,563	(8)
KWOR Acquisition, Inc.	Delayed Draw Term Loan	3/1/2027	434	—
KWOL Acquisition, Inc.	Revolver	12/12/2029	4,111	(31)
KWOR Acquisition, Inc.	Revolver	2/28/2030	326	—
Lido Advisors, LLC	Delayed Draw Term Loan	5/10/2027	2,990	(30)
Lido Advisors, LLC	Revolver	5/10/2032	931	(9)
Lightbeam Bidco Inc.	Delayed Draw Term Loan	12/6/2027	4,106	(41)
Lightbeam Bidco Inc.	Revolver	5/4/2029	476	(5)
Litera Bidco LLC	Delayed Draw Term Loan	11/17/2026	962	(5)
Litera Bidco LLC	Revolver	5/1/2028	434	(2)
Low Voltage Holdings Inc.	Delayed Draw Term Loan	10/28/2027	4,103	(41)
Low Voltage Holdings Inc.	Revolver	4/28/2032	3,597	(36)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Lubricant Engineers	Revolver	9/1/2029	$2,212	$(11)
Majesco	Revolver	1/7/2033	2,567	(45)
Marina Acquisition, Inc.	Revolver	7/1/2030	1,148	(29)
Maverick Bidco Inc.	Delayed Draw Term Loan	12/3/2027	2,365	(35)
Maverick Bidco Inc.	Revolver	12/2/2031	1,892	(28)
Mclarens Midco Inc.	Delayed Draw Term Loan	6/20/2027	4,673	(12)
Mclarens Midco Inc.	Revolver	12/19/2027	660	(2)
Mclarens Midco Inc.	Revolver	12/19/2027	1,896	(5)
MDC Interior Acquisition Inc	Revolver	4/26/2030	2,084	(26)
Merlin Buyer, Inc.	Revolver	12/14/2026	598	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	36	—
Minotaur Acquisition, Inc.	Revolver	6/3/2030	2,442	(31)
ML Holdco, LLC	Delayed Draw Term Loan	10/24/2027	6,915	(52)
Monarch Buyer, Inc.	Delayed Draw Term Loan	6/3/2027	3,794	(38)
Monarch Buyer, Inc.	Revolver	6/2/2032	1,559	(16)
Monarch Finco, LLC	Delayed Draw Term Loan	5/1/2028	3,848	(38)
Monarch Finco, LLC	Revolver	10/29/2032	385	(4)
Montana Buyer Inc.	Revolver	7/22/2028	2,352	(41)
Motion & Control Enterprises LLC	Delayed Draw Term Loan	10/1/2026	1,453	(15)
Movati Athletic (Group) Inc.	Delayed Draw Term Loan	12/31/2027	2,515	25
Movati Athletic (Group) Inc.	Revolver	5/29/2030	1,886	—
MRI Software LLC	Delayed Draw Term Loan	10/2/2027	541	—
MRI Software LLC	Revolver	2/10/2028	174	—
MRO Corporation	Delayed Draw Term Loan	6/9/2027	2,384	—
MRO Corporation	Revolver	6/9/2032	2,384	—
Nasuni Corporation	Revolver	9/10/2030	1,302	(20)
Navex Global Holdings Corporation	Delayed Draw Term Loan	10/15/2027	10,473	(157)
Navex Global Holdings Corporation	Revolver	10/14/2031	516	(8)
Net Health Acquisition Corp.	Revolver	7/3/2031	3,924	(98)
NFO Orange Buyer, LLC	Delayed Draw Term Loan	1/13/2027	4,082	(51)
NFO Orange Buyer, LLC	Revolver	1/13/2033	2,177	(27)
NH Kronos Parent, Inc.	Delayed Draw Term Loan	1/31/2028	3,082	(39)
NH Kronos Parent, Inc.	Revolver	1/31/2033	3,699	(46)
North Star Acquisitionco, LLC	Revolver	5/3/2029	902	(16)
Novacap TMT VI Co-Investment (Invita) LP	LP Units	N/A	63	—
Oakbridge Insurance Agency, LLC	Delayed Draw Term Loan	6/21/2027	1,032	—
Oakbridge Insurance Agency, LLC	Delayed Draw Term Loan	12/20/2027	4,638	(35)
OEConnection LLC	Delayed Draw Term Loan	12/26/2028	9,581	(120)
OEConnection LLC	Revolver	12/23/2032	4,124	(52)
OLO Parent, Inc.	Revolver	9/13/2032	2,663	(40)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
OneSource Virtual, Inc.	Revolver	1/30/2033	$4,766	$(60)
Onit, Inc.	Delayed Draw Term Loan	1/28/2027	8,359	(21)
Onit, Inc.	Revolver	1/27/2032	2,786	(7)
Onyx-Fire Protection Services Inc.	Delayed Draw Term Loan	2/13/2028	7,475	(56)
Onyx-Fire Protection Services Inc.	Revolver	7/31/2031	2,604	(20)
Orsini Pharmaceutical Services, LLC	Revolver	5/22/2030	1,152	—
Packaging Coordinators Midco, Inc.	Delayed Draw Term Loan	4/23/2026	7,633	(95)
Packaging Coordinators Midco, Inc.	Delayed Draw Term Loan	10/16/2027	1,380	(17)
Packaging Coordinators Midco, Inc.	Revolver	10/15/2032	3,311	(41)
Painters Supply and Equipment Co.	Delayed Draw Term Loan	8/10/2027	1,724	(43)
Pareto Health Intermediate Holdings, Inc.	Revolver	6/1/2029	554	(3)
Pathstone Family Office LLC	Delayed Draw Term Loan	6/22/2026	3,713	(65)
Pathstone Family Office LLC	Revolver	5/15/2028	1,901	(29)
Perfectserve, Inc.	Revolver	2/27/2032	1,213	(9)
Plaskolite PPC Intermediate II LLC	Revolver	2/7/2030	178	(2)
PLZ CORP.	Revolver	3/31/2032	2,229	(22)
Polyphase Elevator Holding Company	Delayed Draw Term Loan	11/24/2027	638	(5)
Polyphase Elevator Holding Company	Revolver	11/24/2032	1,439	(11)
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/7/2026	9,109	—
Premise Health Holding Corp.	Delayed Draw Term Loan	11/6/2027	275	(1)
Premise Health Holding Corp.	Revolver	11/6/2031	160	(1)
Prism Parent Co. Inc.	Delayed Draw Term Loan	9/19/2026	241	(4)
ProAmpac PG Borrower LLC	Revolver	3/6/2031	6,420	(257)
Propio LS, LLC	Revolver	5/10/2030	299	(12)
Puma Buyer, LLC	Revolver	3/29/2032	4,677	—
QBS Parent, Inc.	Revolver	6/3/2032	450	(12)
Quality Automotive Services, LLC	Delayed Draw Term Loan	7/16/2027	13,945	(35)
Quality Automotive Services, LLC	Revolver	7/16/2027	130	—
R&T Acquisitions, LLC	Delayed Draw Term Loan	9/1/2026	411	—
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	11/19/2026	299	(5)
Red Fox CD Acquisition Corporation	Delayed Draw Term Loan	11/23/2026	2,321	(23)
REP RS Coinvest IV, L.P.	LP Units	N/A	139	—
RFI Buyer, Inc.	Delayed Draw Term Loan	8/29/2027	4,900	(25)
RFI Buyer, Inc.	Revolver	8/5/2030	1,693	(8)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	3/31/2027	6,658	(83)
Ridge Trail US Bidco, Inc.	Revolver	3/31/2031	1,677	(21)
Riser Interco, LLC	Delayed Draw Term Loan	4/16/2027	1,775	(27)
Riser Interco, LLC	Delayed Draw Term Loan	6/5/2026	1,209	(18)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Riser Interco, LLC	Revolver	10/31/2029	$840	$(13)
Routeware, Inc.	Delayed Draw Term Loan	9/19/2026	2,261	(23)
Routeware, Inc.	Revolver	9/18/2031	545	(5)
Ruppert Landscape, LLC	Delayed Draw Term Loan	4/30/2026	7,603	(38)
Ruppert Landscape, LLC	Revolver	12/3/2029	2,591	(13)
RxSense Holdings LLC	Revolver	3/12/2027	1,856	—
Ryan, LLC	Revolver	11/7/2030	1,664	(75)
Saber Parent Holdings Corp.	Delayed Draw Term Loan	12/15/2028	6,455	(65)
Saber Parent Holdings Corp.	Revolver	12/16/2032	2,281	(23)
Safety Borrower Holdings LLC	Delayed Draw Term Loan	12/19/2027	790	(12)
Safety Borrower Holdings LLC	Revolver	12/19/2032	223	(3)
Sako and Partners Lower Holdings LLC	Revolver	9/15/2028	1,922	(19)
Saturn Borrower Inc	Delayed Draw Term Loan	1/24/2027	2,844	(50)
Saturn Borrower Inc	Revolver	11/13/2028	947	(17)
SCHP Purchaser, Inc.	Revolver	10/22/2032	3,140	(39)
SCW Holdings III Corp.	Delayed Draw Term Loan	2/10/2028	10,714	(107)
SCW Holdings III Corp.	Revolver	3/17/2031	2,035	(20)
Seahawk BidCo, LLC	Delayed Draw Term Loan	12/19/2026	20,442	(153)
Seahawk BidCo, LLC	Revolver	12/19/2030	1,050	(8)
Sentry Acquisition, LLC	Delayed Draw Term Loan	2/2/2028	3,519	(26)
Sentry Acquisition, LLC	Revolver	2/2/2033	2,111	(16)
Signant Finance One Limited	Delayed Draw Term Loan	10/16/2027	4,331	(11)
Signant Finance One Limited	Revolver	10/16/2031	1,805	(5)
Simplicity Financial Marketing Group Holdings, Inc.	Delayed Draw Term Loan	12/31/2026	1,134	(17)
Simplicity Financial Marketing Group Holdings, Inc.	Revolver	12/31/2031	3,610	(54)
Soleo Holdings, Inc.	Delayed Draw Term Loan	2/2/2027	2,111	—
Soleo Holdings, Inc.	Revolver	1/30/2032	2,111	—
Southpaw AP Buyer, LLC	Delayed Draw Term Loan	5/1/2026	371	(2)
Southpaw AP Buyer, LLC	Revolver	3/2/2028	1,681	(8)
Spartan Bidco Pty Ltd	Revolver	1/24/2028	506	—
Specialized Dental Holdings II, LLC	Delayed Draw Term Loan	6/5/2026	2,377	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Specialized Dental Holdings II, LLC	Revolver	11/1/2028	$266	$—
SpecialtyCare, Inc.	Delayed Draw Term Loan	8/27/2027	3,337	(8)
SpecialtyCare, Inc.	Revolver	12/18/2029	681	—
Spirit RR Holdings, Inc.	Revolver	9/13/2028	497	(2)
ST Athena Global LLC	Delayed Draw Term Loan	6/26/2026	119	(2)
ST Athena Global LLC	Revolver	6/26/2029	347	(6)
Sugar PPC Buyer LLC	Delayed Draw Term Loan	7/10/2026	4,760	(48)
SureWerx Purchaser III Inc.	Revolver	12/28/2028	1,280	(3)
Swoop Intermediate III, Inc.	Delayed Draw Term Loan	10/12/2027	9,108	—
Swoop Intermediate III, Inc.	Revolver	4/12/2032	3,036	—
TA Investors Thunderbolt, L.P.	LP Units	N/A	271	—
Tarrytown Acquisition Holdings, LLC	Delayed Draw Term Loan	11/15/2027	3,578	(36)
Tarrytown Acquisition Holdings, LLC	Revolver	11/12/2032	3,018	(30)
Taymax Group Acquisition, LLC	Delayed Draw Term Loan	7/29/2027	1,985	(15)
TerSera Therapeutics LLC	Revolver	4/4/2030	441	—
The Chartis Group, LLC	Delayed Draw Term Loan	9/17/2026	3,230	—
The Chartis Group, LLC	Revolver	9/17/2031	1,938	—
The Ultimus Group Midco, LLC	Delayed Draw Term Loan	1/1/2028	4,068	—
The Ultimus Group Midco, LLC	Revolver	7/1/2032	1,526	—
THG Acquisition, LLC	Delayed Draw Term Loan	10/30/2026	2,035	(10)
THG Acquisition, LLC	Revolver	10/31/2031	1,245	(6)
Thunder Purchaser, Inc.	Delayed Draw Term Loan	10/31/2026	2,482	—
Trilon Group, LLC	Revolver	5/25/2029	957	(10)
Trilon Group, LLC	Delayed Draw Term Loan	3/13/2027	2,167	(22)
TriMech Acquisition Corp.	Delayed Draw Term Loan	8/15/2026	1,906	(19)
TriMech Acquisition Corp.	Delayed Draw Term Loan	2/13/2028	6,703	(67)
TriMech Acquisition Corp.	Revolver	3/10/2028	7,004	(70)
Trunk Acquisition, Inc.	Delayed Draw Term Loan	12/20/2026	550	—
TurningPoint Healthcare Solutions, LLC	Revolver	7/14/2027	1	—
UBEO, LLC	Delayed Draw Term Loan	2/18/2028	4,339	—
Unison Risk Advisors Inc.	Delayed Draw Term Loan	6/30/2027	8,543	(85)
Unison Risk Advisors Inc.	Revolver	10/17/2030	2,629	(26)
Unlimited Technology Holdings, LLC	Revolver	3/12/2032	2,240	(6)
US Fitness Holdings, LLC	Delayed Draw Term Loan	9/4/2026	2,863	—
US Fitness Holdings, LLC	Revolver	9/4/2030	1,644	—
USHV Management, LLC	Delayed Draw Term Loan	9/9/2027	1,494	(7)
USHV Management, LLC	Revolver	9/8/2031	1,670	(8)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

March 31, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
USRP Holdings, Inc.	Delayed Draw Term Loan	8/28/2026	$9,945	$—
USRP Holdings, Inc.	Revolver	12/31/2029	2,290	—
Valet Waste Holdings, Inc.	Revolver	5/1/2029	408	(1)
Valeris, Inc.	Revolver	9/19/2031	4,494	(22)
Valicor PPC Intermediate II LLC	Revolver	1/24/2028	587	(3)
Validity, Inc.	Revolver	4/10/2030	783	(23)
Vamos Bidco, Inc	Delayed Draw Term Loan	1/30/2027	3,684	(92)
Vamos Bidco, Inc	Revolver	1/30/2032	1,105	(28)
Vatica Health, Inc.	Revolver	10/29/2032	1,780	(53)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	3/4/2028	1,617	(24)
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/2/2026	1,206	(72)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	7/24/2026	710	(5)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	5/3/2028	9,706	(73)
Vessco Midco Holdings, LLC	Revolver	7/24/2031	3,086	(23)
Victors Purchaser, LLC	Delayed Draw Term Loan	12/23/2027	2,286	(17)
Victors Purchaser, LLC	Revolver	12/23/2032	2,335	(18)
VPP Intermediate Holdings, LLC	Delayed Draw Term Loan	1/19/2027	6,406	(64)
VPP Intermediate Holdings, LLC	Revolver	12/1/2027	223	(2)
VRS Buyer, Inc.	Delayed Draw Term Loan	10/10/2027	261	—
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	12/30/2026	10,108	(25)
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	8/29/2027	11,463	(29)
Wealth Enhancement Group, LLC	Revolver	10/2/2028	1,073	(3)
Wildcat Topco, Inc.	Delayed Draw Term Loan	11/16/2026	3,243	(41)
Wildcat Topco, Inc.	Revolver	11/17/2031	3,243	(41)
Wipfli Advisory LLC	Delayed Draw Term Loan	4/2/2028	2,706	(7)
Wipfli Advisory LLC	Revolver	10/1/2032	1,804	(5)
Wisdom Purchaser, LLC	Revolver	7/24/2032	2,864	(72)
World Insurance Associates, LLC	Delayed Draw Term Loan	8/14/2026	2,606	(26)
World Insurance Associates, LLC	Revolver	4/3/2030	700	(7)
WRE Holding Corp.	Delayed Draw Term Loan	10/1/2027	6,978	(52)
WRE Holding Corp.	Revolver	7/2/2030	920	(7)
Wu Holdco, Inc.	Delayed Draw Term Loan	4/16/2027	5,826	(44)
Wu Holdco, Inc.	Revolver	4/19/2032	1,424	(11)
YA Intermediate Holdings II, LLC	Delayed Draw Term Loan	10/2/2026	3,681	—
YA Intermediate Holdings II, LLC	Revolver	10/1/2031	1,524	—
YLG Holdings, Inc.	Delayed Draw Term Loan	11/26/2026	2,242	(17)
YLG Holdings, Inc.	Revolver	12/23/2030	3,270	(25)
Zinc Buyer Corporation	Delayed Draw Term Loan	7/24/2026	1,721	(9)
Zinc Buyer Corporation	Revolver	7/24/2031	2,028	(10)
Total Unfunded Commitments			$1,087,013	$(9,492)
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

The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies. As of March 31, 2026, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and include: Antares Strategic Credit SPV LLC (“A-Star SPV”), Antares CLO 2026-2 LLC (“A-Star CLO”) and A-Star Equity Holdings LLC (“A-Star Equity”, and collectively with A-Star SPV and A-STAR CLO, the “Subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.

Note 2. Significant Accounting Policies

Basis of Presentation

Interim consolidated financial statements and related financial information have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Articles 6-10 of Regulation S-X. The Company is considered an Investment Company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”), and pursuant to Regulation S-X. The current period's results of operations will not necessarily be indicative of results that ultimately are achieved for the year ended December 31, 2026. In the opinion of management, all adjustments, which are of normal recurring nature, considered necessary for the fair statement of the consolidated financial statements for the periods presented, have been included.

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

Cash

Cash consists of demand deposits and are carried at cost, which approximates fair value. The Company deposits its cash with financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit. The Company has made a prospective presentation change to reclassify money market fund investments as short-term investments, and are no longer classified as cash equivalents beginning in the reporting period ended June 30, 2025.

Organization and Offering Expenses

Organization costs include costs relating to the formation and organization of the Company, and are expensed as incurred. For both the three months ended March 31, 2026 and 2025, the Company did not incur any organization costs. These amounts are included in due to affiliates on the Consolidated Statements of Assets and Liabilities as of March 31, 2026 and December 31, 2025.

Costs associated with the Company’s offering of Common Shares are capitalized and included as deferred offering costs on the Consolidated Statements of Assets and Liabilities and will be amortized over a twelve-month period from the date of incurrence. For the three months ended March 31, 2026 and 2025, the Company incurred $4 and $30 of offering costs and amortized $17 and $83, respectively.

As of March 31, 2026 and December 31, 2025, $17 and $30, respectively, in deferred offering costs were included on the Consolidated Statements of Assets and Liabilities.

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

Short-term investments

Short-term investments consist of highly liquid investments, such as money market funds, with original maturities of three months or less. The Company commenced classification of money market funds as short-term investments beginning in the reporting period ended June 30, 2025.

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

As part of the valuation process, the Company takes into account relevant factors in determining the fair value of the Company’s investments for which reliable market quotations are not readily available, many of which are loans, including and in combination, as relevant, any of: (i) the estimated enterprise value of a portfolio company, generally based on an analysis of discounted cash flows, publicly traded comparable companies and comparable transactions, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, and (v) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Adviser considers whether the pricing indicated by the external event corroborates its valuation. As of March 31, 2026, independent valuation firms reviewed a substantial majority of the Company’s investment valuations.

The Company’s accounting policy on the fair value of the investments is critical because the determination of fair value involves subjective judgments and estimates. Accordingly, the Company’s consolidated financial statements express the uncertainty with respect to the possible effect of these valuations, and any change in these valuations, on the consolidated financial statements.

Interest Rate Swaps

The Company uses interest rate swaps to hedge the Company's fixed rate debt. The Company designated the interest rate swaps as the hedging instruments in an effective hedge accounting relationship, and therefore the periodic payments are recognized as components of interest and debt expenses in the Consolidated Statements of Operations. Depending on the nature of the balance at period end, the fair value of each interest rate swap is either included as a derivative asset or liability at fair value on the Company's Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swaps is generally offset by a change in the carrying value of the fixed rate debt. Any amounts paid to the counterparty to cover collateral obligations under the terms of the interest rate swap agreements are included in cash collateral held at broker on the Company's Consolidated Statements of Assets and Liabilities.

Revenue Recognition

The Company generates revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from equity investments in portfolio companies. The senior and subordinated debt investments bear interest at a fixed or floating rate, and is generally payable monthly, quarterly or semi-annually. In some cases, some of the Company’s investments provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt investments and any accrued but unpaid PIK interest generally become due at the maturity date. Original issue discounts and market discounts or premiums are capitalized, and the Company accretes or amortizes such amounts as interest income. In addition, the Company generates revenue from various fees in the ordinary course of business such as in the form of structuring, consent, waiver, amendment, syndication and other miscellaneous fees.

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

Deferred Financing Costs

Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These expenses are deferred and amortized into interest and debt expenses over the life of the related debt instrument using the straight-line method. Deferred financing costs related to the Company’s borrowings are presented as an offset against the debt outstanding on the Consolidated Statements of Assets and Liabilities.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the income tax disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and is to be applied prospectively, with an option for retrospective application. The Company adopted ASU 2023-09 on December 31, 2025, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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

Management fees

The base management fee is payable quarterly in arrears at an annual rate of 1.25% of the average of the Company’s net asset value (“NAV”) as of the beginning of the prior quarter and the beginning of the then current quarter.

For the three months ended March 31, 2026 and 2025, the Company incurred $6,450 and $4,121 of management fees. As of March 31, 2026 and December 31, 2025, management fees payable balances were $6,450 and $6,209, respectively.

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

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of net assets at the end of the preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized). The Company pays an incentive fee quarterly as follows:

•
No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which the Pre-Incentive Fee Net Investment Income Returns does not exceed the hurdle rate of 1.25% per quarter (5.0% annualized).
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

For the three months ended March 31, 2026, the Company incurred income based incentive fees of $7,108, and recorded no capital gains incentive fees. For the three months ended March 31, 2025, the Company incurred income based incentive fees of $4,632, and recorded a reversal of capital gains incentive fees of $330, before impact of reversal of incentive fee waiver. Gross capital gains incentive fee is net of reversal on accrued capital gains incentive fees.

For the three months ended March 31, 2025, the Company reversed $165 of previously recorded incentive fee waiver.

As of March 31, 2026 and December 31, 2025, total incentive fees payable balances were $7,108 and $6,920, respectively.

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

Administration Agreement

On November 12, 2025, the Board approved the administration agreement (the “Administration Agreement”) with Antares Capital Credit Advisers LLC (in such role, the “Administrator”). Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Company’s other service providers), preparing reports to shareholders and reports filed with the SEC, preparing materials and coordinating meetings of the Company’s Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services.

The Company reimburses the Administrator for its costs, expenses and allocable portion of overhead (including compensation of personnel performing administrative duties) in connection with the services performed for the Company pursuant to the terms of the Administration Agreement. For the three months ended March 31, 2026 and 2025, the Company incurred administrative service fees of $347 and $155, respectively.

Sub-administration Agreement

In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and the Company reimburses the Administrator for any services performed for the Company by such affiliate or third party.

The Administrator engaged U.S. Bancorp Fund Services, LLC to assist with sub-administration and fund accounting services.

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

Expense Support Agreement

On December 18, 2023, the Board approved an expense support and conditional reimbursement agreement (the “Expense Support Agreement”). Under the terms of the Expense Support Agreement, the Adviser is obligated to pay the Company’s total organization and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses of the Company on the Company’s behalf such that these operating expenses of the Company do not exceed 1.00% (on annualized basis) of the Company’s NAV. Additionally, the Adviser may elect to pay certain additional expenses of the Company on the Company’s behalf. To the extent the Company’s NAV increases, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 1.00% of the Company’s NAV and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement.

For both the three months ended March 31, 2026 and 2025, the Adviser provided no expense support pursuant to the Expense Support Agreement. The Company’s obligation to make a reimbursement payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month. For both the three months ended March 31, 2026 and 2025, no Reimbursement Payments were made by the Company to the Adviser.

Co-Investment Activity

The Company and the Adviser have received an exemptive order (the “Order”) from the SEC that permits the Company, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and/or its affiliates, subject to certain terms and conditions. Under the terms of the Order, a majority of our Independent Trustees must reach certain conclusions in connection with certain co-investment transactions (e.g., in the case of follow-on investments in an existing issuer in which affiliates, but not the Company, have an existing investment, and non-pro rata follow-on investments in, and dispositions of, securities of an existing issuer), including that (i) the terms of the proposed transaction are reasonable and fair to the Company and its shareholders and do not involve overreaching in respect of the Company or its shareholders on the part of any person concerned, and (ii) the transaction is consistent with the interests of the Company's shareholders and is consistent with the Company’s then-current investment objectives and strategies. The Company may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). The co-investment would generally be allocated to the Company and the other Antares Lending Platform funds that target similar assets in accordance with the Adviser’s allocation policy. If the Adviser determines that such investment is not appropriate for the Company, the investment will not be allocated to the Company.

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value was as follows:

	March 31, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$4,381,508	$4,334,014	96.44%	$4,067,531	$4,062,930	95.69%
Unsecured Debt	19,007	18,738	0.42	18,854	18,809	0.44
Equity Investments	86,880	91,148	2.03	83,670	92,652	2.18
Short-Term Investments	49,874	49,874	1.11	71,644	71,644	1.69
Total Investments	$4,537,269	$4,493,774	100.00%	$4,241,699	$4,246,035	100.00%

As of March 31, 2026 and December 31, 2025 there were 2 and 1 portfolio companies, respectively, with loans on non-accrual status (fair value of $6,096 and $2,591, respectively).

The industry composition of the Company's non-controlled, non-affiliated investments (at fair value) was as follows:

	March 31, 2026	December 31, 2025
Software	17.59%	15.82%
Financial Services	8.94	7.96
Insurance	7.93	7.61
Healthcare Providers and Services	7.47	7.45
Commercial Services and Supplies	7.24	7.44
Diversified Consumer Services	6.40	6.52
Health Care Technology	6.08	6.27
Professional Services	4.69	5.68
Chemicals	3.24	3.45
Pharmaceuticals	2.85	1.40
Containers and Packaging	2.67	2.31
Healthcare Equipment and Supplies	2.67	2.87
Distributors	2.38	2.07
IT Services	2.20	3.55
Energy Equipment and Services	1.53	1.15
Capital Markets	1.34	1.79
Construction & Engineering	1.10	1.16
Hotels, Restaurants and Leisure	1.07	1.14
Life Sciences Tools & Services	1.06	0.57
Electronic Equipment, Instruments and Components	0.94	1.01
Industrial Conglomerates	0.93	1.32
Wireless Telecommunication Services	0.80	0.85
Building Products	0.79	0.86
Machinery	0.77	0.81
Air Freight and Logistics	0.67	0.61
Gas Utilities	0.64	0.59
Construction Materials	0.62	0.63
Specialty Retail	0.55	0.59
Household Products	0.55	0.58
Technology Hardware, Storage and Peripherals	0.53	0.51
Food Products	0.53	0.59
Automobile Components	0.52	0.83
Media	0.49	0.57
Diversified Telecommunication Services	0.45	0.49
Aerospace and Defense	0.31	0.37
Oil, Gas and Consumable Fuels	0.30	0.33
Real Estate Management and Development	0.29	0.32
Trading Companies and Distributors	0.24	0.26
Beverages	0.17	0.15
Textiles, Apparel and Luxury Goods	0.12	0.31
Broadline Retail	0.12	0.13
Transportation Infrastructure	0.08	0.27
Personal Care Products	0.08	0.08
Independent Power and Renewable Electricity Producers	0.04	0.05
Electrical Equipment	0.01	0.67
Ground Transportation	0.01	0.01
Total	100.00%	100.00%

The geographic composition of the Company's non-controlled, non-affiliated investments (at amortized cost and fair value) was as follows:

	March 31, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$4,418,866	$4,375,877	98.46%	202.80%
Canada	44,319	44,246	1.00	2.05
Australia	18,886	18,540	0.42	0.86
Netherlands	5,324	5,237	0.12	0.24
Total	$4,487,395	$4,443,900	100.00%	205.95%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$4,108,332	$4,112,590	98.52%	203.83%
Canada	42,794	42,905	1.03	2.13
Australia	18,929	18,896	0.45	0.94
Total	$4,170,055	$4,174,391	100.00%	206.90%

Note 5. Derivatives

In connection with the issuance of the 2025 Notes, the Company entered into an interest rate swap agreement with the Royal Bank of Canada as counterparty pursuant to an International Swaps and Derivatives Association, Inc. Master Agreement. As of March 31, 2026 and December 31, 2025, the Company posted $6,080 and $3,180, respectively, to cover collateral obligations under the terms of the interest swap agreement, which is included in cash collateral held at broker on the Consolidated Statements of Assets and Liabilities.

Certain information related to the Company’s interest rate swap is presented below as of March 31, 2026 and December 31, 2025.

March 31, 2026
Counterparty	Notional amount	Maturity date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Royal Bank of Canada	$500,000	3/30/2030	$—	$5,605	Derivative liability at fair value
			$—	$5,605

December 31, 2025
Counterparty	Notional amount	Maturity date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Royal Bank of Canada	$500,000	3/30/2030	$—	$2,951	Derivative liability at fair value
			$—	$2,951

The Company’s interest rate swap has been designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the three months ended March 31, 2026 are in the following locations in the Consolidated Statements of Operations. There were no derivatives designated in a qualifying hedge accounting relationship for the three months ended March 31, 2025.

		Three Months Ended March 31,
Derivative Instrument	Financial Statement Location	2026	2025
Interest rate swaps	Interest and debt expenses	$2,654	$—
Hedged items	Interest and debt expenses	(2,654)	—
		$—	$—

The tables below present the carrying value of the 2025 Notes as of March 31, 2026 and December 31, 2025 that is designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from the current hedging relationships included in such carrying value:

March 31, 2026
Description	Carrying Value	Cumulative Hedging Adjustment
2025 Notes	$494,395	$(5,605)

December 31, 2025
Description	Carrying Value	Cumulative Hedging Adjustment
2025 Notes	$497,049	$(2,951)

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

The following tables present the fair value hierarchy of financial instruments according to the fair value hierarchy as described in Note 2. Significant Accounting Policies of these consolidated financial statements:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Secured Debt	$—	$483,312	$3,850,702	$4,334,014
Unsecured Debt	—	—	18,738	18,738
Equity Investments	—	—	91,148	91,148
Total non-controlled/non-affiliated investments	—	483,312	3,960,588	4,443,900
Short-Term Investments	49,874	—	—	49,874
Total Investments at fair value	$49,874	$483,312	$3,960,588	$4,493,774
Interest rate swaps	—	(5,605)	—	(5,605)
Total Assets and Liabilities at fair value	$49,874	$477,707	$3,960,588	$4,488,169

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Secured Debt	$—	$550,317	$3,512,613	$4,062,930
Unsecured Debt	—	—	18,809	18,809
Equity Investments	—	—	92,652	92,652
Total non-controlled/non-affiliated investments	—	550,317	3,624,074	4,174,391
Short-Term Investments	71,644	—	—	71,644
Total Investments at fair value	$71,644	$550,317	$3,624,074	$4,246,035
Interest rate swaps	—	(2,951)	—	(2,951)
Total Assets and Liabilities at fair value	$71,644	$547,366	$3,624,074	$4,243,084

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine fair value for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$3,512,613	$18,809	$92,652	$3,624,074
Purchase of investments (including received in-kind)	515,051	411	3,208	518,670
Proceeds from sale of investments and principal repayments	(147,159)	(275)	—	(147,434)
Net accretion of discounts and amortization of premiums	2,142	17	—	2,159
Net realized gains (losses) on investments	(14)	—	—	(14)
Net change in unrealized appreciation (depreciation) on investments	(29,278)	(224)	(4,712)	(34,214)
Transfers out of Level 3	(2,653)	—	—	(2,653)
Fair value, end of period	$3,850,702	$18,738	$91,148	$3,960,588
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments still held at March 31, 2026	$(28,752)	$(224)	$(4,537)	$(33,513)

	Three Months Ended March 31, 2025
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$1,776,796	$1,261	$44,393	$1,822,450
Purchase of investments (including received in-kind)	453,130	689	6,494	460,313
Proceeds from sale of investments and principal repayments	(48,618)	—	—	(48,618)
Net accretion of discounts and amortization of premiums	1,191	—	—	1,191
Net realized gains (losses) on investments	(737)	—	—	(737)
Net change in unrealized appreciation (depreciation) on investments	361	17	1,263	1,641
Fair value, end of period	$2,182,123	$1,967	$52,150	$2,236,240
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments still held at March 31, 2025	$(386)	$17	$1,263	$894

Transfers between levels are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2026 and 2025, transfers to (out of) Level 3, if any, were a result of changes in the observability of significant inputs for certain portfolio companies.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2026
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Secured Debt	$3,507,176	Market yield analysis	Market yield discount rates	7.11%	21.90%	8.78%
	306,428	Recent transaction	Transaction price	N/A	N/A	N/A
	30,299	Market quotation	Quote	N/A	N/A	N/A
	6,799	Comparable company analysis	EBITDA multiples	8.2x	10.3x	9.6x
Total Secured Debt	3,850,702

Unsecured Debt	18,002	Market yield analysis	Market yield discount rates	11.15%	16.86%	12.38%
	736	Comparable company analysis	EBITDA multiples	8.2x	9.2x	8.7x
Total Unsecured Debt	18,738

Equity Investments	76,568	Comparable company analysis	EBITDA multiples	7.0x	26.0x	14.2x
	11,663	Market yield analysis	Market yield discount rates	8.47%	14.45%	12.66%
	2,917	Recent transaction	Transaction price	N/A	N/A	N/A
Total Equity Investments	91,148
Total	$3,960,588

	December 31, 2025
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Secured Debt	$2,432,284	Market yield analysis	Market yield discount rates	7.12%	29.10%	8.65%
	1,035,757	Recent transaction	Transaction price	N/A	N/A	N/A
	44,572	Market quotation	Quote	N/A	N/A	N/A
Total Secured Debt	3,512,613

Unsecured Debt	2,202	Market yield analysis	Market yield discount rates	11.38%	16.50%	14.65%
	16,607	Recent transaction	Transaction price	N/A	N/A	N/A
Total Unsecured Debt	18,809

Equity Investments	66,806	Comparable company analysis	EBITDA multiples	0.2x	29.5x	14.9x
	12,279	Market yield analysis	Market yield discount rates	8.63%	14.45%	12.09%
	13,567	Recent Transaction	Transaction Price	N/A	N/A	N/A
Total Equity Investments	92,652
Total	$3,624,074
(1)
As of March 31, 2026 and December 31, 2025, amounts of $339,644 and $1,110,503, respectively, included within the fair value of Level 3 assets were valued based on unobservable inputs not developed by the Adviser (e.g., broker quotes and transaction prices).
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

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. As of both March 31, 2026 and December 31, 2025, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and the 2025 Notes, approximate fair value due to their short maturities. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.

The following are the carrying values and fair values of the Company’s debt as of March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt (1)	$2,400,365	$2,400,970	$2,145,441	$2,147,142
(1)
As of March 31, 2026 and December 31, 2025, carrying value is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship related to the 2025 Notes. See Note 5 for additional information.

Note 7. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2026 and December 31, 2025, the Company’s asset coverage was 189.45% and 193.77%, respectively.

Debt outstanding

The Company’s outstanding debt obligations were as follows:

	March 31, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Amount Available (3)
SG Facility	$1,400,000	$1,158,507	$1,158,507	$241,493	$206,765
Revolving Credit Facility	875,000	747,463	747,463	127,537	127,360
2025 Notes	500,000	500,000	494,395	N/A	N/A
Total	$2,775,000	$2,405,970	$2,400,365	$369,030	$334,125

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Amount Available (3)
SG Facility	$1,400,000	$1,028,014	$1,028,014	$371,986	$221,110
Revolving Credit Facility	875,000	620,378	620,378	254,622	254,622
2025 Notes	500,000	500,000	497,049	N/A	N/A
Total	$2,775,000	$2,148,392	$2,145,441	$626,608	$475,732
(1)
The carrying value of the Company’s debt obligations is used as an approximate to fair value. The fair value of these debt obligations would be categorized as Level 3 under the ASC 820 fair value level hierarchy as of March 31, 2026 and December 31, 2025. Carrying values do not include impact of deferred financing costs. The carrying value for the 2025 Notes as of March 31, 2026 and December 31, 2025 is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship. See Note 5 for additional information.
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

As of March 31, 2026 and December 31, 2025, the Company was in compliance with all covenants associated with the SG Facility.

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

Foreign Currency Transactions and Translations

The Company’s outstanding foreign-denominated debt obligations were as follows:

	March 31, 2026
	Original Principal Amount (Local)	Original Principal Amount (USD)	Outstanding Principal	Unrealized Gain (Loss)
Canadian Dollar	75,500	$54,893	$54,254	$639
European Euro	7,700	9,018	8,896	122
Great British Pound	4,400	5,772	5,820	(48)
Total		$69,683	$68,970	$713

	December 31, 2025
	Original Principal Amount (Local)	Original Principal Amount (USD)	Outstanding Principal	Unrealized Gain (Loss)
Canadian Dollar	74,100	$54,091	$53,993	$98
European Euro	7,700	9,027	9,044	(17)
Great British Pound	6,200	8,198	8,355	(157)
Total		$71,316	$71,392	$(76)

Interest and Debt Expenses

The components of interest and debt expenses were as follows:

	Three Months Ended March 31,
	2026	2025
Stated interest expense	$31,536	$13,797
Net contractual interest rate swap expense	382	—
Facility unused fees	543	564
Amortization of deferred financing costs	1,003	605
Total interest and debt expenses	$33,464	$14,966
Cash paid for interest expenses	$30,684	$13,370
SG Facility weighted average interest rate	5.47%	6.07%
SG Facility average debt outstanding	$1,086,378	$678,750
Revolving Credit Facility weighted average interest rate	5.44%	6.34%
Revolving Credit Facility average debt outstanding	$696,386	$216,885
2025 Notes weighted average interest rate	6.07%	N/A
2025 Notes average debt outstanding	$500,000	N/A

Stated interest expense for the three months ended March 31, 2026 and 2025 was driven by approximately $2,282,764 and $895,635, respectively, of average debt outstanding (at an average effective interest rate of 5.73% and 6.16%) related to borrowings for investments and expenses. Weighted average interest rates do not include impact of unused commitment fees or amortization of deferred financing costs.

As of March 31, 2026 and December 31, 2025, $7,029 and $12,454, respectively, of stated interest expense and $221 and $219, respectively, of unused commitment fees were included in interest payable on the Consolidated Statements of Assets and Liabilities.

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

Unfunded commitments

The Company’s investment portfolio contains revolving line of credit, delayed draw or equity commitments, which require the Company to fund when requested by the portfolio companies. As of March 31, 2026 and December 31, 2025, the Company had unfunded investment commitments of $1,087,013 and $1,143,533, respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.

Off balance sheet risk

Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Assets and Liabilities. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 for outstanding derivative contracts as of March 31, 2026 and December 31, 2025.

Legal proceedings

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2026 and December 31, 2025, management is not aware of any material pending legal proceedings individually or in the aggregate.

Note 9. Net Assets

In connection with its formation, the Company has the authority to issue an unlimited number of Common Shares. On September 7, 2023, an affiliate of the Adviser subscribed for 1,000 shares of the Company’s Common Shares at $25.00 per share. The Company issues Common Shares in the Private Offering on a monthly basis at an offering price generally equal to the NAV per Common Share.

On January 19, 2024, the Company issued approximately 12 million shares of the Company’s Common Shares, par value $0.001 per share, for an aggregate offering price of approximately $300.0 million, at $25.00 per Common Share. Concurrently, Antares Holdings LLC (or an affiliate thereof) contributed approximately $300.0 million of assets in exchange for the 12 million Common Shares issued at $25.00 per Common Share, and additionally sold approximately $241.6 million of investment commitments to the Company. All of the contributed and purchased assets were originated by affiliates of the Adviser within the past 5 years from the transaction date. On April 1, 2024, Antares Holdings LLC (or an affiliate thereof) sold 12,001,000 Common Shares for an aggregate consideration of approximately $301.6 million at a price of $25.13 per Common Share. As of March 31, 2026 and December 31, 2025, no entity with an advisory relationship with Antares or its affiliates, including the Company, as appropriate given the context of the disclosure (including the Adviser) (“Adviser Parties”) own Common Shares of the Company.

The Company determines NAV for Common Shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV).

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

The following table summarizes transactions in Common Shares during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
	Shares	Amount	Shares	Amount
Issuance of shares	6,145,061	$155,765	8,015,241	$204,629
Reinvestment of distributions	1,230,822	31,150	663,603	17,055
Net increase (decrease)	7,375,883	$186,915	8,678,844	$221,684

Share Repurchase Program

The Company has commenced a share repurchase program as of June 30, 2025, and intends to continue such program as of each June 30 and December 31 thereafter, in which the Company intends to repurchase, semi-annually, up to 7.5% of the Common Shares outstanding (either by number of Common Shares or aggregate NAV) as of the close of the previous semi-annual period. The Company’s Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of the Company and the best interest of the Company’s shareholders. As a result, share repurchases may not be available each semi-annual period. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the share repurchase program, to the extent the Company offers to repurchase shares in any particular semi-annual period, the Company expects to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable semi-annual period, except that shares that have not been outstanding for at least six months from the end of the Non-Tender Period will be subject to an early repurchase deduction of 5% (an “Early Repurchase Deduction”). Shareholders are required to agree pursuant to the terms of the Subscription Agreement that they will not tender Shares in a tender offer with a valuation date that is within the 12-month period following the issue date of such tendered Shares (the “Non-Tender Period”). The Early Repurchase Deduction will reduce the repurchase proceeds. The Early Repurchase Deduction may be waived, at the Company’s discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

There were no shares repurchased under the Share Repurchase Program during the three months ended March 31, 2026 and 2025. The Company’s share repurchase program is scheduled to conduct a tender offer on the last calendar day of each semi-annual period ended June 30 and December 31. Accordingly, no tender offer was open or conducted, and no Common Shares were tendered for repurchase, during the three months ended March 31, 2026 and 2025.

Distributions

The Company authorizes and declares distribution amounts per Common Share payable monthly in arrears (prior to January 1, 2026 distributions were declared quarterly). The following tables present distributions that were declared during the three months ended March 31, 2026 and 2025:

Three Months Ended March 31, 2026
Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
January 30, 2026	March 2, 2026	$0.1943	$0.0054	$0.1997	$16,651
February 27, 2026	April 2, 2026	0.1751	0.0049	0.1800	15,401
March 30, 2026	May 4, 2026	0.1909	0.0053	0.1962	17,017
Total		$0.5603	$0.0156	$0.5759	$49,069

Three Months Ended March 31, 2025
Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
March 31, 2025	April 30, 2025	$0.5667	$0.0315	$0.5982	$34,398
Total		$0.5667	$0.0315	$0.5982	$34,398
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

Note 10. Financial Highlights

The following are the financial highlights for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Per Share Data:
Net assets, beginning of period	$25.42	$25.53
Net investment income (loss) (1)	0.58	0.57
Net realized and change in unrealized appreciation (depreciation) (2)	(0.54)	(0.08)
Net increase (decrease) in net assets resulting from operations	0.04	0.49
Distributions declared (3)	(0.58)	(0.60)
Total increase (decrease) in net assets	(0.54)	(0.11)
Net assets, end of period	$24.88	$25.42
Common Shares outstanding, end of period	86,731,536	57,501,883
Total return based on net asset value (4)	0.16%	1.89%
Ratios: (5)
Total expenses to average net assets gross of fee waivers	9.45%	7.29%
Net expenses to average net assets net of fee waivers	9.45%	7.34%
Net investment income to average net assets	9.63%	9.04%
Portfolio turnover rate (6)	5.62%	2.84%
Supplemental Data:
Net assets, end of period	$2,157,751	$1,461,781
Asset coverage ratio (7)	189.45%	228.96%

(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
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
(5)
Amounts are annualized except for non-recurring income and expenses (organization and offering expenses and incentive fees on capital gains) for the three months ended March 31, 2026 and 2025.
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

Note 11. Segment Reporting

The Company operates through a single operating and reporting segment with the investment objective to provide risk-adjusted returns and current income to shareholders by investing primarily in loans to U.S. borrowers. The Chief Operating Decision Maker (“CODM”) function is comprised of the Company’s chief executive officer, chief financial officer and chief compliance officer, which evaluates the performance of the Company on a consolidated basis, and which operates under the specific regulatory requirements of the Investment Company Act of 1940. The CODM function utilizes key metrics including, but not limited to, net increase (decrease) in net assets resulting from operations (as reported on the Consolidated Statements of Operations) for determining the Company’s investment strategy, capital allocation, expense structure, and potential significant transactions. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

Note 12. Subsequent Events

The Company has evaluated events and transactions for potential recognition or disclosure through May 13, 2026. There are no subsequent events to disclose except for the following:

Subscriptions

On April 1, 2026, the Company sold and issued 348,601 Common Shares for an aggregate consideration of approximately $8,673 at a price of $24.88 per Common Share.

The Company received $3,355 of net proceeds relating to the issuance of Common Shares for subscriptions effective May 1, 2026.

Distribution Declaration

On April 30, 2026, the Company declared a regular distribution in the amount of $0.1840 per share for its Common Shares, which is payable to shareholders of record as of April 30, 2026, and will be paid on or about May 29, 2026. This distribution will be paid in cash or reinvested in additional Common Shares for shareholders participating in the Company’s distribution reinvestment plan.

Distribution Reinvestment

On April 1, 2026, the Company issued 300,521 Common Shares pursuant to its distribution reinvestment plan.

CLO Credit Facility

On April 15, 2026, Antares CLO 2026-2, LLC, a wholly-owned subsidiary of the Company, as borrower, and the Company, as collateral manager, entered into a revolving credit facility (the “CLO Credit Facility”) pursuant to a credit agreement (the “Credit Agreement”), with the lenders from time to time party thereto, PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, as structuring agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as collateral custodian and custodian. The Credit Agreement is effective as of April 15, 2026.

Loans under the CLO Credit Facility bear interest at a per annum rate equal to the sum of the benchmark applicable to the relevant interest period plus an applicable margin equal to 1.60% per annum, where benchmark means, initially, Term SOFR. The initial total commitment amount under the CLO Credit Facility is $700,000, consisting of a $525,000 commitment for term Class A-T Loans and a $175,000 commitment for revolving Class A-R Loans. The revolving Class A-R Loans borrowed under the CLO Credit Facility may be repaid and reborrowed until the end of the reinvestment period, which is scheduled to occur on April 15, 2030 (unless earlier ended or extended), and all amounts outstanding under the CLO Credit Facility must be repaid by April 15, 2038. Proceeds from loans made under the CLO Credit Facility may be used to, among other purposes, fund collateral obligations acquired by Antares CLO 2026-2, LLC, to pay certain fees and expenses and to make distributions to the Company, subject to certain conditions set forth in the Credit Agreement. The Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for loan facilities of this nature.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) as of January 19, 2024. We also have elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We are a private, perpetual-life BDC, which is a BDC whose common shares of beneficial interest (“Common Shares”) are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration whose Common Shares are intended to be sold monthly on a continuous basis at a price generally equal to our net asset value (“NAV”) per Common Share. Formed as a Delaware statutory trust on August 31, 2023, we are externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (“SEC”).

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

Revenues

We generate revenue in the form of interest and fee income on debt investments, capital gains, and dividend income from our equity investments in our portfolio companies. Our senior and subordinated debt investments bear interest at a fixed or floating rate. Interest on debt securities is generally payable monthly, quarterly or semi-annually. In some cases, some of our investments may provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt securities and any accrued but unpaid PIK interest generally become due at the maturity date. In addition, we may generate revenue from various fees in the ordinary course of business such as in the form of structuring, consent, waiver, amendment, syndication and other miscellaneous fees. Original issue discounts and market discounts or premiums are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amounts.

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

Portfolio and Investment Activity

As of March 31, 2026, we had investments in 421 portfolio companies across 46 industries. Based on fair value as of March 31, 2026, approximately 99.59% of our debt portfolio was invested in debt bearing a floating interest rate (e.g. Secured Overnight Financing Rate, (“SOFR”)), which primarily is subject to interest rate floors. As of March 31, 2026, our weighted average yield on debt and income producing investments at amortized cost was 8.28%. Weighted average yield excludes the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2026.

As of December 31, 2025, we had investments in 419 portfolio companies across 46 industries. Based on fair value as of December 31, 2025, approximately 99.56% of our debt portfolio was invested in debt bearing a floating interest rate, which primarily is subject to interest rate floors. As of December 31, 2025, our weighted average yield on debt and income producing investments at amortized cost was 8.26%. Weighted average yield excludes the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2025.

Investment disclosures in this section are related to non-controlled/non-affiliated investments unless otherwise indicated.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated, table below in thousands):

	Three Months Ended March 31,
	2026	2025
Total investments, beginning of period	$4,170,055	$2,132,063
Purchases of investments (including received in-kind)	558,740	524,664
Net accretion of discounts and amortization of premiums on investments	2,325	1,223
Net realized gains (losses) on investments	(1,440)	(743)
Proceeds from sale of investments and principal repayments	(242,285)	(66,989)
Total investments, end of period	$4,487,395	$2,590,218

The following table presents certain selected information regarding our investment portfolio:

	March 31, 2026	December 31, 2025
Weighted average yield on debt and income producing investments, at amortized cost (1)	8.28%	8.26%
Weighted average yield on debt and income producing investments, at fair value (1)	8.28%	8.26%
Number of portfolio companies	421	419
Median LTM EBITDA (2) (3)	$90.5M	$83.6M
Weighted average net senior leverage (2) (4)	5.4x	5.4x
Weighted average loan-to-value (“LTV”) (2) (5)	36%	36%
Percentage of debt investments bearing a floating rate, at fair value	99.59%	99.56%
Percentage of debt investments bearing a fixed rate, at fair value	0.41%	0.44%
(1)
Computed based on the stated interest rate or yield as of March 31, 2026 and December 31, 2025, and weighted based on the total debt and income producing investments (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above. Weighted average yield excludes the effect of accretion of discounts and amortization of premiums.
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
(5)
LTV is calculated as net debt through each respective investment tranche in which we hold an investment divided by estimated enterprise value or value of the underlying collateral of the portfolio company, excluding recurring revenue loans. Weighted average LTV is weighted based on the funded commitment of the total applicable private loans.

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

The following tables show the distribution of our investments on the A to E internal performance rating scale at fair value:

	March 31, 2026
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
A	$4,279,820	96.31%	364
B	97,492	2.19	32
C	59,952	1.35	21
D	540	0.01	2
E	6,096	0.14	2
	$4,443,900	100.00%	421

	December 31, 2025
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
A	$4,025,676	96.44%	367
B	84,963	2.04	29
C	55,952	1.34	20
D	5,209	0.12	2
E	2,591	0.06	1
	$4,174,391	100.00%	419

As of March 31, 2026 and December 31, 2025, there were 2 and 1 portfolio companies, respectively, with loans on non-accrual status (fair value of $6,096 and $2,591, respectively). Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

The composition of our investment portfolio at amortized cost and fair value is as follows (dollar amounts in thousands):

	March 31, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$4,381,508	$4,334,014	96.44%	$4,067,531	$4,062,930	95.69%
Unsecured Debt	19,007	18,738	0.42	18,854	18,809	0.44
Equity Investments	86,880	91,148	2.03	83,670	92,652	2.18
Short-Term Investments	49,874	49,874	1.11	71,644	71,644	1.69
Total Investments	$4,537,269	$4,493,774	100.00%	$4,241,699	$4,246,035	100.00%

The industry composition of our non-controlled, non-affiliated investments (at fair value) was as follows:

	March 31, 2026	December 31, 2025
Software	17.59%	15.82%
Financial Services	8.94	7.96
Insurance	7.93	7.61
Healthcare Providers and Services	7.47	7.45
Commercial Services and Supplies	7.24	7.44
Diversified Consumer Services	6.40	6.52
Health Care Technology	6.08	6.27
Professional Services	4.69	5.68
Chemicals	3.24	3.45
Pharmaceuticals	2.85	1.40
Containers and Packaging	2.67	2.31
Healthcare Equipment and Supplies	2.67	2.87
Distributors	2.38	2.07
IT Services	2.20	3.55
Energy Equipment and Services	1.53	1.15
Capital Markets	1.34	1.79
Construction & Engineering	1.10	1.16
Hotels, Restaurants and Leisure	1.07	1.14
Life Sciences Tools & Services	1.06	0.57
Electronic Equipment, Instruments and Components	0.94	1.01
Industrial Conglomerates	0.93	1.32
Wireless Telecommunication Services	0.80	0.85
Building Products	0.79	0.86
Machinery	0.77	0.81
Air Freight and Logistics	0.67	0.61
Gas Utilities	0.64	0.59
Construction Materials	0.62	0.63
Specialty Retail	0.55	0.59
Household Products	0.55	0.58
Technology Hardware, Storage and Peripherals	0.53	0.51
Food Products	0.53	0.59
Automobile Components	0.52	0.83
Media	0.49	0.57
Diversified Telecommunication Services	0.45	0.49
Aerospace and Defense	0.31	0.37
Oil, Gas and Consumable Fuels	0.30	0.33
Real Estate Management and Development	0.29	0.32
Trading Companies and Distributors	0.24	0.26
Beverages	0.17	0.15
Textiles, Apparel and Luxury Goods	0.12	0.31
Broadline Retail	0.12	0.13
Transportation Infrastructure	0.08	0.27
Personal Care Products	0.08	0.08
Independent Power and Renewable Electricity Producers	0.04	0.05
Electrical Equipment	0.01	0.67
Ground Transportation	0.01	0.01
Total	100.00%	100.00%

The tables below describe investments by geographic composition of our non-controlled, non-affiliated investments based on amortized cost and fair value (dollar amounts in thousands):

	March 31, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$4,418,866	$4,375,877	98.46%	202.80%
Canada	44,319	44,246	1.00	2.05
Australia	18,886	18,540	0.42	0.86
Netherlands	5,324	5,237	0.12	0.24
Total	$4,487,395	$4,443,900	100.00%	205.95%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$4,108,332	$4,112,590	98.52%	203.83%
Canada	42,794	42,905	1.03	2.13
Australia	18,929	18,896	0.45	0.94
Total	$4,170,055	$4,174,391	100.00%	206.90%

Results of Operations

Operating results for the three months ended March 31, 2026 and 2025 were as follows (table below in thousands):

	Three Months Ended March 31,
	2026	2025
Total investment income	$98,106	$57,154
Total expenses	48,638	24,508
Incentive fees waiver	—	165
Net expenses, net of fee waivers	48,638	24,673
Excise tax expense	(289)	—
Net investment income (loss)	49,757	32,481
Net realized gain (loss)	(1,144)	(761)
Net change in unrealized appreciation (depreciation)	(47,180)	(3,886)
(Provision) benefit for taxes on unrealized appreciation of assets	867	—
Net increase (decrease) in net assets resulting from operations	$2,300	$27,834

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including deployment, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income, was as follows for the three months ended March 31, 2026 and 2025 (table below in thousands):

	Three Months Ended March 31,
	2026	2025
Interest income	$94,588	$54,413
Payment-in-kind interest income	1,064	465
Payment-in-kind dividend income	326	—
Dividend income	—	10
Other income	2,128	2,266
Total investment income	$98,106	$57,154

Total investment income for the three months ended March 31, 2026 increased for the same period in the prior year primarily driven by our deployment of capital and an increase in our investment portfolio. The size of the investment portfolio at fair value increased to $4.4 billion as of March 31, 2026, from $2.6 billion as of March 31, 2025. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature.

Interest income on our debt investments is dependent on interest rates and volume of loans outstanding, as well as the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s respective credit agreement.

Other income includes fees that are generally available to us as a result of investment originations by Adviser Parties, and generally paid at the time of closing or as a result of episodic amendments made to the terms of our existing debt investments. Included in investment income is dividend income from common equity investments and payment-in-kind dividend income from preferred equity investments.

Expenses

Expenses were as follows (table below in thousands):

	Three Months Ended March 31,
	2026	2025
Interest and debt expenses	$33,464	$14,966
Management fees	6,450	4,121
Income based incentive fee	7,108	4,632
Capital gains incentive fee	—	(330)
Administrative service fee	347	155
Board of Trustees’ fee	112	77
Other general and administrative expenses	1,140	804
Organization and offering costs	17	83
Total expenses	48,638	24,508
Incentive fees waiver	—	165
Net expenses, net of fee waivers	$48,638	$24,673

Total operating expenses were $1.6 million for the three months ended March 31, 2026, primarily comprised of $1.1 million of other general and administrative expenses (including legal, rating agencies, audit, tax, valuation, technology, insurance, filing, research, and fees paid to our sub-administrator, custodian and transfer agent, and other professional fees related to management of the Company), $0.3 million of administrative service fees, $0.1 million of expenses paid to our independent trustees and less than $0.1 million in organization and offering costs.

Total operating expenses were $1.1 million for the three months ended March 31, 2025, primarily comprised of $0.8 million of other general and administrative expenses, $0.2 million of administrative service fees, $0.1 million of expenses paid to our independent trustees and $0.1 million in organization and offering costs.

The increase in operating expenses compared to the prior year was primarily driven by the increased costs attributable to servicing a growing investment portfolio.

Interest and Debt Expenses

The components of interest and debt expenses, cash paid for interest expenses, weighted average interest rates and average debt outstanding balances were as follows:

	Three Months Ended March 31,
	2026	2025
Stated interest expense	$31,536	$13,797
Net contractual interest rate swap expense	382	—
Facility unused fees	543	564
Amortization of deferred financing costs	1,003	605
Total interest and debt expenses	$33,464	$14,966
Cash paid for interest expenses	$30,684	$13,370
SG Facility weighted average interest rate	5.47%	6.07%
SG Facility average debt outstanding	$1,086,378	$678,750
Revolving Credit Facility weighted average interest rate	5.44%	6.34%
Revolving Credit Facility average debt outstanding	$696,386	$216,885
2025 Notes weighted average interest rate	6.07%	N/A
2025 Notes average debt outstanding	$500,000	N/A

Interest and debt expenses increased from $15.0 million for the three months ended March 31, 2025 to $33.5 million for the three months ended March 31, 2026 primarily driven by increased borrowings year-over-year. Our average debt outstanding increased to $2,282.8 million for the three months ended March 31, 2026 from $895.6 million for the three months ended March 31, 2025. The average effective interest rate on borrowings outstanding decreased to 5.73% for the three months ended March 31, 2026 from 6.16% for the three months ended March 31, 2025.

Net Realized and Change in Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) (table below in thousands):

	Three Months Ended March 31,
	2026	2025
Net realized gain (loss) on investments	$(1,440)	$(743)
Net change in unrealized appreciation (depreciation) on investments	(47,831)	(3,664)
Net realized and change in unrealized gain (loss) on investments	$(49,271)	$(4,407)

For the three months ended March 31, 2026, net realized and change in unrealized gain (loss) on investments was driven by mark-to-market losses in the fair value of private credit and broadly syndicated loan portfolios, primarily caused by the widening of credit spreads on the portfolio. As of March 31, 2026 and December 31, 2025, the fair value of our debt investments as a percentage of funded principal was 98.72% and 99.51%, respectively.

Management fee

The base management fee is payable quarterly in arrears at an annual rate of 1.25% of the average of our NAV as of the beginning of the prior quarter and the beginning of the then current quarter.

For the three months ended March 31, 2026, management fees increased to $6.5 million from $4.1 million for the same period in the prior year primarily due to an increase in average net assets, which increased to $2.1 billion for the three months ended March 31, 2026 from $1.4 billion for the three months ended March 31, 2025. No management fees were waived for both the three months ended March 31, 2026 and 2025.

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

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of net assets at the end of the preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized). We pay an incentive fee quarterly as follows:

•
No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which the Pre-Incentive Fee Net Investment Income Returns does not exceed the hurdle rate of 1.25% per quarter (5.0% annualized).
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

For the three months ended March 31, 2026, gross income based incentive fees increased to $7.1 million from $4.6 million for the same period in the prior year primarily due to our deployment of capital and increase in net investment income. For the three months ended March 31, 2026, no incentive fees were waived. For the three months ended March 31, 2025, we reversed $0.2 million of previously accrued incentive fee waiver.

Expense Support Agreement

On December 18, 2023, the Board approved an expense support and conditional reimbursement agreement (the “Expense Support Agreement”). Under the terms of the Expense Support Agreement, the Adviser is obligated to pay our total organization and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses on our behalf such that these operating expenses do not exceed 1.00% (on annualized basis) of our NAV. Additionally, the Adviser may elect to pay certain additional expenses on our behalf. To the extent our NAV increases, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on our behalf provided that the total organization and offering costs borne by us do not exceed 1.00% of our NAV and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement.

For both the three months ended March 31, 2026 and 2025, the Adviser provided no expense support pursuant to the Expense Support Agreement. Our obligation to make a reimbursement payment shall automatically become a liability on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

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

As of March 31, 2026, we had two credit facilities and one class of unsecured debt securities outstanding. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities, enter additional short-term lending arrangements, and/or issue debt securities, including additional unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2026, we had an aggregate amount of $2.4 billion of principal debt outstanding and our asset coverage ratio was 189.45%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. We believe that our current cash on hand, our short-term investments, our available borrowing capacity under our Revolving Credit Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term.

Equity

The following table summarizes transactions in Common Shares during the three months ended March 31, 2026 and 2025 (dollar amounts in thousands):

	Three Months Ended March 31,
	2026		2025
	Shares	Amount	Shares	Amount
Issuance of shares	6,145,061	$155,765	8,015,241	$204,629
Reinvestment of distributions	1,230,822	31,150	663,603	17,055
Net increase (decrease)	7,375,883	$186,915	8,678,844	$221,684

Share Repurchase Program

We commenced a share repurchase program as of June 30, 2025, and intend to continue such program as of each June 30 and December 31 thereafter, in which we intend to repurchase, semi-annually, up to 7.5% of the Common Shares outstanding (either by number of Common Shares or aggregate NAV) as of the close of the previous semi-annual period. Our Board of Trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of us and the best interest of our shareholders. As a result, share repurchases may not be available each semi-annual period. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under our share repurchase program, to the extent we offer to repurchase shares in any particular semi-annual period, we expect to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable semi-annual period, except that shares that have not been outstanding for at least six months from the end of the Non-Tender Period will be subject to an early repurchase deduction of 5% (an “Early Repurchase Deduction”). Shareholders are required to agree pursuant to the terms of the Subscription Agreement that they will not tender Shares in a tender offer with a valuation date that is within the 12-month period following the issue date of such tendered Shares (the “Non-Tender Period”). The Early Repurchase Deduction will reduce the repurchase proceeds. The Early Repurchase Deduction may be waived, at our discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by us for the benefit of remaining shareholders.

There were no shares repurchased under the under the share repurchase program during the three months ended March 31, 2026 and 2025. Our share repurchase program is scheduled to conduct a tender offer on the last calendar day of each semi-annual period ended June 30 and December 31. Accordingly, no tender offer was open or conducted, and no Common Shares were tendered for repurchase, during the three months ended March 31, 2026 and 2025.

Distributions

We authorize and declare distribution amounts per Common Share payable monthly in arrears (prior to January 1, 2026 distributions were declared quarterly). The following tables present distributions that were declared during the three months ended March 31, 2026 and 2025:

Three Months Ended March 31, 2026
Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
January 30, 2026	March 2, 2026	$0.1943	$0.0054	$0.1997	$16,651
February 27, 2026	April 2, 2026	0.1751	0.0049	0.1800	15,401
March 30, 2026	May 4, 2026	0.1909	0.0053	0.1962	17,017
Total		$0.5603	$0.0156	$0.5759	$49,069

Three Months Ended March 31, 2025
Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
March 31, 2025	April 30, 2025	$0.5667	$0.0315	$0.5982	$34,398
Total		$0.5667	$0.0315	$0.5982	$34,398
(1)
Rounded to four decimal places.

The following table reflects the character of distributions on a U.S. GAAP basis that we declared on our Common Shares during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
Source of Distribution	Per Share	Amount	Per Share	Amount
Net investment income (loss)	$0.58	$49,069	$0.60	$34,398
Total net realized gain (loss)	—	—	—	—
Return of capital	—	—	—	—
Total	$0.58	$49,069	$0.60	$34,398

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

Recent Developments

Subscriptions

On April 1, 2026, we sold and issued 348,601 Common Shares for an aggregate consideration of approximately $8.7 million at a price of $24.88 per Common Share.

We received $3.4 million of net proceeds relating to the issuance of Common Shares for subscriptions effective May 1, 2026.

Distribution Declaration

On April 30, 2026, we declared a regular distribution in the amount of $0.1840 per share for our Common Shares, which is payable to shareholders of record as of April 30, 2026, and will be paid on or about May 29, 2026. This distribution will be paid in cash or reinvested in additional Common Shares for shareholders participating in our distribution reinvestment plan.

Distribution Reinvestment

On April 1, 2026, we issued 300,521 Common Shares pursuant to our distribution reinvestment plan.

CLO Credit Facility

On April 15, 2026, Antares CLO 2026-2, LLC, our wholly-owned subsidiary, as borrower, and us, as collateral manager, entered into a revolving credit facility (the “CLO Credit Facility”) pursuant to a credit agreement (the “Credit Agreement”), with the lenders from time to time party thereto, PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, as structuring agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as collateral custodian and custodian. The Credit Agreement is effective as of April 15, 2026.

Loans under the CLO Credit Facility bear interest at a per annum rate equal to the sum of the benchmark applicable to the relevant interest period plus an applicable margin equal to 1.60% per annum, where benchmark means, initially, Term SOFR. The initial total commitment amount under the CLO Credit Facility is $700.0 million, consisting of a $525.0 million commitment for term Class A-T Loans and a $175.0 million commitment for revolving Class A-R Loans. The revolving Class A-R Loans borrowed under the CLO Credit Facility may be repaid and reborrowed until the end of the reinvestment period, which is scheduled to occur on April 15, 2030 (unless earlier ended or extended), and all amounts outstanding under the CLO Credit Facility must be repaid by April 15, 2038. Proceeds from loans made under the CLO Credit Facility may be used to, among other purposes, fund collateral obligations acquired by Antares CLO 2026-2, LLC, to pay certain fees and expenses and to make distributions to the Company, subject to certain conditions set forth in the Credit Agreement. The Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for loan facilities of this nature.

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

Contractual Obligations

We entered into the Investment Advisory Agreement with the Adviser to provide us with investment advisory services and the Administration Agreement with Antares Capital Credit Advisers LLC (in its capacity as the Administrator) to provide us with administrative services. Payments for investment advisory services under the Investment Advisory Agreements and reimbursements under the Administration Agreement are described in “Item 1. Consolidated Financial Statements—Notes to the Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions.”

We have established one or more credit facilities and may in the future establish additional credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over SOFR (or other applicable reference rate). We cannot assure shareholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets and may ask to comply with positive or negative covenants that could have an effect on our operations.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.

Unfunded Commitments

Our investment portfolio may contain revolving line of credit, delayed draw and equity commitments, which require us to fund when requested by portfolio companies. As of both March 31, 2026 and December 31, 2025, we had unfunded investment commitments of $1.1 billion. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these investments and there can be no assurance that such conditions will be satisfied.

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

As of March 31, 2026, 99.59% of our performing debt investments at fair value were at floating rates, which are generally SOFR based and typically have durations of one to three months after which they reset to current interest rates, and many of which are subject to certain floors. Our credit facilities (including the SG Facility and Revolving Credit Facility) bear interest at floating rates with zero percent interest rate floors. Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2026, the following table shows the annualized impact on net interest income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure (table below in thousands):

Change in Interest Rates	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$131,760	$(72,179)	$59,581
Up 200 basis points	87,840	(48,119)	39,721
Up 100 basis points	43,920	(24,060)	19,860
Down 100 basis points	(43,920)	24,060	(19,860)
Down 200 basis points	(87,462)	48,119	(39,343)
Down 300 basis points	(125,461)	72,179	(53,282)

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

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on March 19, 2026. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. Except as set forth below, there have been no material changes during the three months ended March 31, 2026 to the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 9. Net Assets” in this report and our Current Reports on Form 8-K for the issuance of Common Shares for the three months ended March 31, 2026.

The issuance of Common Shares is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. We rely, in part, upon representations from the relevant investor in the Subscription Agreement that the investor is an “accredited investor” as defined in Regulation D under the Securities Act.

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

Antares Strategic Credit Fund

Date:	May 13, 2026	/s/ Vivek Mathew
Vivek Mathew
Chief Executive Officer

Date:	May 13, 2026	/s/ Thomas Sweeney
Thomas Sweeney
Chief Financial Officer