Form 10-Q
period 2026-06-30
Antares Strategic Credit Fund
filed 2026-08-13
CIK 1993402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________

FORM 10-Q

_______________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The Registrant’s common shares of beneficial interest (“Common Shares”), $0.001 par value per share, outstanding as of August 13, 2026 was 83,198,894. Common Shares outstanding exclude August 1, 2026 subscriptions and share issuance pursuant to the dividend reinvestment plan, as the issuance price is not yet finalized at this time.

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
•
changes in the general economy, including those caused by tariffs and trade disputes with other countries, changes in inflation, and risk of recession;
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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “project,” “estimates,” “will,” “should,” “could,” “would,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, and Part II, Item 1A of and elsewhere in this Report.

We have based the forward-looking statements included in this Quarterly Report on information available to us on the filing date of this Quarterly Report, and we assume no obligation to update any such forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments, at fair value (amortized cost — $4,581,091 and $4,170,055 as of June 30, 2026 and December 31, 2025, respectively)	$4,542,789	$4,174,391
Short-term investments (amortized cost — $72,811 and $71,644 as of June 30, 2026 and December 31, 2025, respectively)	72,811	71,644
Total investments at fair value	4,615,600	4,246,035
Cash	35,692	20,553
Cash collateral held at broker	10,400	3,180
Foreign currencies (cost — $4,195 and $8,662 as of June 30, 2026 and December 31, 2025, respectively)	4,149	8,751
Interest receivable	23,935	24,901
Dividend receivable	220	—
Deferred offering costs	14	30
Receivable for investments sold / repaid	141	8,735
Prepaid expenses and other assets	249	111
Total assets	$4,690,400	$4,312,296

LIABILITIES
Debt outstanding	$2,434,217	$2,145,441
Less: Deferred financing costs	(18,308)	(16,470)
Total debt, net of deferred financing costs	2,415,909	2,128,971
Payable for investments purchased	—	13,403
Interest payable	19,585	12,673
Distributions payable	16,364	48,635
Administrative service fee payable	291	144
Accrued expenses and other liabilities	5,398	7,878
Management fees payable	6,691	6,209
Income based incentive fee payable	6,878	6,920
Payable for shares repurchased	148,312	66,561
Due to affiliates	356	346
Derivative liability at fair value	11,235	2,951
Total liabilities	2,631,019	2,294,691
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, par value $0.001 (82,648,467 and 79,355,653 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	83	79
Paid-in capital in excess of par value	2,097,130	2,011,914
Accumulated net distributable earnings	(37,832)	5,612
Total net assets	2,059,381	2,017,605
Total liabilities and net assets	$4,690,400	$4,312,296
Net asset value per share	$24.92	$25.42

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income:
From total investments:
Interest income	$96,050	$66,947	$190,638	$121,360
Payment-in-kind interest income	1,901	773	2,965	1,238
Payment-in-kind dividend income	260	—	586	—
Dividend income	126	1,053	126	1,063
Other income	1,130	3,157	3,258	5,423
Total investment income	99,467	71,930	197,573	129,084
Expenses:
Interest and debt expenses	35,695	19,952	69,159	34,918
Management fees (Note 3)	6,691	4,855	13,141	8,976
Income based incentive fee (Note 3)	6,878	5,706	13,986	10,338
Capital gains incentive fee (Note 3)	—	—	—	(330)
Administrative service fee	291	146	638	301
Board of Trustees’ fee	92	70	204	147
Other general and administrative expenses	1,644	1,271	2,784	2,075
Organization and offering costs	10	23	27	106
Total expenses	51,301	32,023	99,939	56,531
Incentive fees waiver (Note 3)	—	—	—	165
Net expenses, net of fee waivers	51,301	32,023	99,939	56,696
Excise and income tax expense	13	—	(276)	—
Net investment income (loss)	48,153	39,907	97,910	72,388

Net realized and change in unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	(875)	(118)	(2,315)	(861)
Foreign currency transactions	24	(186)	320	(204)
Total net realized gain (loss)	(851)	(304)	(1,995)	(1,065)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	5,193	4,861	(42,638)	1,197
Translation of assets and liabilities in foreign currencies	1,088	(3,015)	1,739	(3,237)
Total net change in unrealized appreciation (depreciation)	6,281	1,846	(40,899)	(2,040)
Total net realized and change in unrealized gain (loss)	5,430	1,542	(42,894)	(3,105)
(Provision) benefit for taxes on unrealized appreciation of assets	(982)	—	(115)	—
Net increase (decrease) in net assets resulting from operations	$52,601	$41,449	$54,901	$69,283

Per share information
Net investment income (loss) per share (basic and diluted)	$0.55	$0.60	$1.13	$1.17
Earnings per share (basic and diluted)	$0.60	$0.62	$0.63	$1.12
Distributions declared per share	$0.56	$0.60	$1.14	$1.20
Weighted average shares outstanding (basic and diluted)	87,974,594	66,322,910	86,611,802	61,826,775

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(in thousands, except shares)

Three Months Ended June 30, 2026

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	86,731,536	$87	$2,198,821	$(41,157)	$2,157,751
Operations:
Net investment income (loss)	—	—	—	48,153	48,153
Net realized gain (loss)	—	—	—	(851)	(851)
Net change in unrealized appreciation (depreciation)	—	—	—	6,281	6,281
(Provision) benefit for taxes on unrealized appreciation of assets	—	—	—	(982)	(982)
Net increase (decrease) in net assets resulting from operations	—	—	—	52,601	52,601
Capital Transactions:
Issuance of shares	674,340	1	16,810	—	16,811
Common Shares issued from reinvestment of distributions	1,194,265	1	29,805	—	29,806
Distributions to shareholders	—	—	—	(49,276)	(49,276)
Repurchase of shares (net of early repurchase deduction)	(5,951,674)	(6)	(148,306)	—	(148,312)
Net increase (decrease) in net assets resulting from capital transactions	(4,083,069)	(4)	(101,691)	(49,276)	(150,971)
Total net increase (decrease)	(4,083,069)	(4)	(101,691)	3,325	(98,370)
Net assets at end of period	82,648,467	$83	$2,097,130	$(37,832)	$2,059,381

Six Months Ended June 30, 2026

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	79,355,653	$79	$2,011,914	$5,612	$2,017,605
Operations:
Net investment income (loss)	—	—	—	97,910	97,910
Net realized gain (loss)	—	—	—	(1,995)	(1,995)
Net change in unrealized appreciation (depreciation)	—	—	—	(40,899)	(40,899)
(Provision) benefit for taxes on unrealized appreciation of assets	—	—	—	(115)	(115)
Net increase (decrease) in net assets resulting from operations	—	—	—	54,901	54,901
Capital Transactions:
Issuance of shares	6,819,401	7	172,569	—	172,576
Common Shares issued from reinvestment of distributions	2,425,087	3	60,953	—	60,956
Distributions to shareholders	—	—	—	(98,345)	(98,345)
Repurchase of shares (net of early repurchase deduction)	(5,951,674)	(6)	(148,306)	—	(148,312)
Net increase (decrease) in net assets resulting from capital transactions	3,292,814	4	85,216	(98,345)	(13,125)
Total net increase (decrease)	3,292,814	4	85,216	(43,444)	41,776
Net assets at end of period	82,648,467	$83	$2,097,130	$(37,832)	$2,059,381

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

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$54,901	$69,283
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Accrued interest and dividends received in-kind	(3,330)	(2,109)
Net accretion of discounts and amortization of premiums	(3,735)	(2,563)
Proceeds from sale of investments and principal repayments	463,868	182,808
Purchases of investments	(870,154)	(1,147,897)
(Purchases) sales of short-term investments, net	(1,167)	4,271
Net realized (gains) losses on investments	2,315	861
Net change in unrealized (appreciation) depreciation on investments	42,638	(1,197)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(1,739)	—
Amortization of deferred financing costs	2,099	1,262
Amortization of deferred offering costs	27	106
(Increase) decrease in operating assets:
Interest receivable	966	(2,137)
Dividend receivable	(220)	(183)
Receivable for investments sold / repaid	8,594	205
Cash collateral held at broker	(7,220)	—
Prepaid expenses and other assets	(138)	(182)
Increase (decrease) in operating liabilities:
Due to affiliates	10	643
Payable for investments purchased	(13,403)	9,355
Management fees payable	482	7,207
Income based incentive fee payable	(42)	8,183
Capital gains incentive fee payable	—	(165)
Interest payable	6,912	2,216
Administrative service fee payable	147	65
Excise tax payable	—	(266)
Accrued expenses and other liabilities	(2,480)	1,566
Net cash provided by (used in) operating activities	(320,669)	(868,668)
Cash flow from financing activities
Debt borrowings	1,363,129	974,133
Debt repayments	(1,064,188)	(447,553)
Proceeds from issuance of shares, net of subscription receivable	172,576	415,906
Shares repurchased	(66,561)	—
Distributions paid	(69,660)	(31,069)
Deferred offering costs paid	(11)	(55)
Deferred financing costs paid	(3,937)	(1,257)
Net cash provided by (used in) financing activities	331,348	910,105
Net increase (decrease) in cash	10,679	41,437
Effect of foreign exchange rate changes on cash	(142)	—
Cash and foreign currencies at the beginning of period	29,304	18,845
Cash and foreign currencies at the end of period	$39,841	$60,282
Supplemental information and non-cash activities
Cash paid for interest	$60,231	$31,440
Cash paid for taxes	470	284
Distributions payable	16,364	40,069
Reinvestment of distributions	60,956	35,552
Payable for shares repurchased	148,312	—

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
Secured Debt
Aerospace and Defense
Bleriot US Bidco Inc.	(5)(15)(20)	First Lien Term Loan	S + 2.25%	6.00%	10/31/2030	$2,625	$2,626	$2,627	0.13%
Peraton Corp.	(5)(8)(15)(18)	First Lien Term Loan	S + 3.75%	7.60%	2/1/2028	4,383	4,384	3,966	0.19
							7,010	6,593	0.32
Air Freight and Logistics
American Trailer Rental Group, LLC	(13)(15)(17)	First Lien Term Loan	S + 5.69%	9.59%	6/1/2028	129	129	114	0.01
American Trailer Rental Group, LLC	(13)(15)(17)	First Lien Term Loan	S + 5.50%	9.40%	6/1/2028	40	40	35	—
American Trailer Rental Group, LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.69%	9.59%	6/1/2028	33	33	29	—
American Trailer Rental Group, LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.50%	9.40%	6/1/2028	34	34	30	—
American Trailer Rental Group, LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.75%	9.65%	6/1/2028	9	9	8	—
Apple Bidco, LLC	(5)(15)(20)	First Lien Term Loan	S + 2.50%	6.16%	9/23/2031	2,475	2,475	2,480	0.12
Kenco PPC Buyer LLC	(13)(15)(16)(17)	First Lien Term Loan	S + 4.25%	8.00%	11/15/2029	12,403	12,357	12,403	0.60
Kenco PPC Buyer LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.25%	8.00%	11/15/2029	837	297	301	0.01
Lightbeam Bidco Inc.	(8)(18)	First Lien Term Loan	S + 4.80%	8.55%	5/6/2030	3,840	3,840	3,811	0.19
Lightbeam Bidco Inc.	(8)(18)	First Lien Delayed Draw Term Loan	S + 4.80%	8.55%	5/6/2030	582	582	577	0.03
Lightbeam Bidco Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.80%	8.55%	5/6/2030	14,037	9,869	9,826	0.48
Lightbeam Bidco Inc.	(7)(15)(18)	First Lien Revolver	S + 4.80%	8.55%	5/4/2029	476	—	(4)	—
							29,665	29,610	1.44
Automobile Components
Enthusiast Auto Holdings, LLC	(8)(17)	First Lien Term Loan	S + 4.50%	8.16%	12/19/2027	2,924	2,912	2,924	0.14
OAC Holdings I Corp	(8)(17)	First Lien Term Loan	S + 5.00%	8.90%	3/30/2029	2,741	2,677	2,734	0.13
Quality Automotive Services, LLC	(8)(17)	First Lien Term Loan	S + 5.00%	8.66%	7/16/2027	2,328	2,325	2,328	0.11
Quality Automotive Services, LLC	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.66%	7/16/2027	6,091	6,080	6,091	0.30
Quality Automotive Services, LLC	(8)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	7/16/2027	458	457	458	0.02
Quality Automotive Services, LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	7/16/2027	3,563	3,553	3,563	0.17
Quality Automotive Services, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	7/16/2027	18,309	7,095	7,139	0.35
Quality Automotive Services, LLC	(7)(15)(17)	First Lien Revolver	S + 5.00%	8.66%	7/16/2027	130	—	—	—
							25,099	25,237	1.22

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Beverages
Pegasus BidCo B.V.	(5)(6)(15)(20)	First Lien Term Loan	S + 2.50%	6.25%	7/12/2032	$5,402	$5,395	$5,411	0.26%
Primo Brands Corporation	(5)(6)(15)(19)	First Lien Term Loan	S + 2.75%	6.50%	3/31/2031	1,434	1,427	1,442	0.07
							6,822	6,853	0.33
Broadline Retail
Peer Holding III B.V.	(5)(6)(15)(20)	First Lien Term Loan	S + 2.50%	6.25%	7/1/2031	5,175	5,179	5,192	0.25
							5,179	5,192	0.25
Building Products
MDC Interior Acquisition Inc	(8)(13)(16)(17)	First Lien Term Loan	S + 5.00%	8.75%	4/26/2030	13,109	12,976	12,945	0.63
MDC Interior Acquisition Inc	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.75%	4/26/2030	4,743	4,723	4,684	0.23
MDC Interior Acquisition Inc	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.75%	4/26/2030	2,084	(31)	(26)	—
SureWerx Purchaser III Inc.	(8)(18)	First Lien Term Loan	S + 5.25%	9.00%	12/28/2029	244	244	244	0.01
SureWerx Purchaser III Inc.	(8)(13)(18)	First Lien Term Loan	C + 5.25%	7.54%	12/28/2029	CAD 16,818	12,291	11,551	0.56
SureWerx Purchaser III Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 5.25%	8.91%	12/28/2028	1,730	100	104	0.01
WST USA Holdco, Inc.	(6)(8)(17)	First Lien Term Loan	S + 4.75%	8.60%	3/31/2027	2,438	2,438	2,438	0.12
WST USA Holdco, Inc.	(6)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.60%	3/31/2027	1,056	1,054	1,056	0.05
							33,795	32,996	1.61
Capital Markets
Arax MidCo, LLC	(8)(13)(15)(18)	First Lien Term Loan	S + 5.25%	9.00%	3/24/2032	3,250	3,242	3,233	0.16
Arax MidCo, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.25%	9.00%	3/24/2032	1,483	(2)	(7)	—
Arax MidCo, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 5.25%	9.00%	3/24/2032	267	(1)	(1)	—
Cub Financing Intermediate, LLC	(8)(13)(16)(19)	First Lien Term Loan	S + 4.75%	8.50%	6/28/2030	10,621	10,584	10,621	0.52
Cub Financing Intermediate, LLC	(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	6/28/2030	4,937	4,908	4,937	0.24
EdgeCo Buyer, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.25%	6/1/2028	1,378	1,378	1,375	0.07
EdgeCo Buyer, Inc.	(8)(17)	First Lien Term Loan	S + 4.50%	8.25%	6/1/2028	791	786	789	0.04
EdgeCo Buyer, Inc.	(8)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	6/1/2028	280	279	279	0.01
EdgeCo Buyer, Inc.	(8)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	6/1/2028	42	42	42	—
EdgeCo Buyer, Inc.	(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	6/1/2028	17	17	17	—
EdgeCo Buyer, Inc.	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	6/1/2028	3,365	3,360	3,357	0.17
EdgeCo Buyer, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.25%	6/1/2028	338	280	281	0.01
GTCR ABC Buyer, LLC	(8)(13)(18)	First Lien Term Loan	S + 4.50%	8.25%	4/14/2033	6,154	6,124	6,125	0.30
GTCR ABC Buyer, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	4/14/2033	2,564	(6)	(12)	—
GTCR ABC Buyer, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.25%	4/14/2033	1,282	(6)	(6)	—
IH Elevate Buyer, Inc.	(8)(13)(18)	First Lien Term Loan	S + 5.00%	8.66%	6/30/2033	2,428	2,409	2,409	0.12
IH Elevate Buyer, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	6/30/2033	1,129	(4)	(8)	—
IH Elevate Buyer, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	8.66%	6/30/2033	376	(3)	(3)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Capital Markets (continued)
Lido Advisors, LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	5/10/2032	$1,584	$1,574	$1,572	0.08%
Lido Advisors, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	5/10/2032	3,426	3,426	3,400	0.17
Lido Advisors, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	5/10/2032	10,615	10,360	10,338	0.50
Lido Advisors, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.50%	5/10/2032	1,862	1,389	1,383	0.07
R&T Acquisitions, LLC	(8)(15)(17)	First Lien Term Loan	S + 5.50%	9.25%	8/31/2030	2,107	2,094	2,080	0.10
R&T Acquisitions, LLC	(7)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.00%	8/31/2030	411	(3)	(5)	—
The Ultimus Group Midco, LLC	(13)(15)(16)(18)	First Lien Term Loan	S + 4.50%	8.25%	7/1/2032	12,144	12,091	12,144	0.59
The Ultimus Group Midco, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	7/1/2032	4,068	(9)	—	—
The Ultimus Group Midco, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.25%	7/1/2032	1,526	(8)	—	—
							64,301	64,340	3.15
Chemicals
Americhem, Inc.	(8)(13)(16)(18)	First Lien Term Loan	S + 4.50%	8.16%	3/1/2032	24,256	24,145	24,135	1.17
Americhem, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	3/1/2032	6,278	(13)	(31)	—
Americhem, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.16%	3/1/2032	4,447	(18)	(22)	—
Aurora Plastics, LLC	(8)(16)(18)	First Lien Term Loan	S + 4.75%	8.51%	8/12/2030	35,163	35,041	34,724	1.69
Aurora Plastics, LLC	(8)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.51%	8/12/2030	50	42	49	—
Aurora Plastics, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.51%	8/12/2030	2,850	—	(36)	—
Bulab Holdings, Inc.	(8)(13)(16)(18)	First Lien Term Loan	S + 4.50%	8.25%	7/1/2032	18,822	18,741	18,634	0.90
Bulab Holdings, Inc.	(13)(15)(18)	First Lien Term Loan	E + 4.50%	6.82%	7/1/2032	EUR 3,139	3,689	3,549	0.17
Bulab Holdings, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	7/1/2032	4,506	(10)	(45)	—
Bulab Holdings, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.25%	7/1/2032	4,346	(22)	(43)	—
DCG Acquisition Corp.	(8)(13)(16)(18)	First Lien Term Loan	S + 5.00%	8.75%	6/13/2031	26,360	26,322	26,447	1.28
DCG Acquisition Corp.	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	6/13/2031	3,128	3,116	3,139	0.15
DCG Acquisition Corp.	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	8.75%	6/13/2031	4,408	(11)	—	—
Lubricant Engineers	(8)(17)	First Lien Term Loan	S + 5.25%	9.00%	9/1/2029	244	239	243	0.01
Lubricant Engineers	(8)(13)(15)(16)(17)	First Lien Term Loan	S + 5.25%	9.00%	9/1/2029	22,536	22,479	22,423	1.09
Lubricant Engineers	(7)(13)(15)(17)	First Lien Revolver	S + 5.25%	9.00%	9/1/2029	2,212	(11)	(11)	—
Lummus Technology Holdings V LLC	(5)(8)(20)	First Lien Term Loan	S + 2.50%	6.16%	12/31/2029	4,888	4,908	4,834	0.23
Plaskolite PPC Intermediate II LLC	(13)(15)(17)	First Lien Term Loan	S + 8.00%	11.75% (Incl. 4.00% PIK)	5/9/2030	3,333	3,308	3,300	0.16
Plaskolite PPC Intermediate II LLC	(7)(13)(15)(17)	First Lien Revolver	S + 7.00%	10.75%	2/7/2030	236	58	58	—
Tangent Technologies Acquisition, LLC	(8)(17)	First Lien Term Loan	S + 4.75%	8.65%	11/30/2027	244	242	244	0.01
							142,245	141,591	6.86

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies
365RM Holdco, LLC	(13)(15)(18)	First Lien Term Loan	S + 4.75%	8.50%	5/6/2033	$4,190	$4,170	$4,170	0.20%
365RM Holdco, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	5/6/2033	304	(1)	(1)	—
365RM Holdco, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.50%	5/6/2033	506	58	58	—
Acuren Delaware Holdco, Inc.	(5)(6)(15)(20)	First Lien Term Loan	S + 2.50%	6.16%	7/30/2031	2,957	2,957	2,963	0.14
Anticimex Global AB	(5)(6)(15)(20)	First Lien Term Loan	S + 2.90%	6.65%	11/17/2031	1,228	1,228	1,231	0.06
Ares Holdings, LLC	(8)(17)	First Lien Term Loan	S + 4.75%	8.50%	11/18/2029	4,776	4,738	4,776	0.23
Ares Holdings, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.41%	11/18/2029	1,010	1,009	1,010	0.05
Ares Holdings, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.41%	11/18/2029	6,243	6,222	6,243	0.30
Ares Holdings, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.50%	11/18/2029	5,496	5,486	5,496	0.27
Ares Holdings, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	11/18/2029	5,127	(5)	—	—
Ares Holdings, LLC	(7)(15)(17)	First Lien Revolver	S + 4.75%	8.50%	11/18/2029	4,849	1,555	1,567	0.08
BCPE Empire Holdings, Inc.	(5)(8)(15)(19)	First Lien Term Loan	S + 3.25%	6.91%	12/11/2030	2,764	2,767	2,731	0.13
BIFM CA Buyer Inc.	(5)(15)(19)	First Lien Term Loan	S + 3.25%	6.91%	5/31/2028	4,793	4,791	4,814	0.23
CoolSys, Inc.	(5)(8)(18)	First Lien Term Loan	S + 6.00%	9.75% (Incl. 3.50% PIK)	2/11/2030	250	242	194	0.01
Crimson FLS Acquisition, Inc.	(8)(13)(16)(18)	First Lien Term Loan	S + 4.50%	8.25%	2/18/2033	30,116	30,058	29,890	1.45
Crimson FLS Acquisition, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	2/18/2033	7,965	1,385	1,337	0.06
Crimson FLS Acquisition, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.25%	2/18/2033	4,515	281	258	0.01
CRS Midco Holdings, LLC	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.25%	12/31/2032	8,057	8,021	7,996	0.39
CRS Midco Holdings, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	12/31/2032	2,692	(6)	(20)	—
CRS Midco Holdings, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.25%	12/31/2032	1,615	(8)	(12)	—
Discovery Purchaser Corporation	(5)(6)(15)(19)	First Lien Term Loan	S + 3.75%	7.50%	10/4/2029	3,781	3,786	3,771	0.18
FL Hawk Intermediate Holdings, Inc.	(8)(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.25%	2/22/2030	7,378	7,358	7,378	0.36
FL Hawk Intermediate Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.25%	2/22/2029	2,233	(2)	—	—
HeartLand PPC Buyer, LLC	(8)(18)	First Lien Term Loan	S + 4.75%	8.50%	12/12/2029	2,933	2,909	2,889	0.14
HeartLand PPC Buyer, LLC	(13)(15)(18)	First Lien Term Loan	S + 4.75%	8.50%	12/12/2029	4,250	4,239	4,186	0.20
HeartLand PPC Buyer, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	12/12/2029	9,822	147	21	—
HeartLand PPC Buyer, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.41%	12/12/2029	1,941	717	696	0.03
Hercules Borrower LLC	(8)(13)(16)(18)	First Lien Term Loan	S + 4.75%	8.50%	12/15/2028	12,311	12,275	12,280	0.60
Hercules Borrower LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	12/15/2028	11,512	(20)	(28)	—
Hercules Borrower LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.50%	12/15/2028	1,044	(3)	(3)	—
High Bar Brands Operating, LLC	(6)(8)(17)	First Lien Term Loan	S + 5.25%	9.00%	12/19/2029	244	241	236	0.01
HP RSS Buyer, Inc.	(8)(18)	First Lien Term Loan	S + 4.75%	8.50%	12/11/2029	4,888	4,849	4,814	0.23
HP RSS Buyer, Inc.	(13)(15)(18)	First Lien Term Loan	S + 4.75%	8.50%	12/11/2029	370	369	365	0.02

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies (continued)
HP RSS Buyer, Inc.	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	12/11/2029	$8,344	$8,322	$8,219	0.40%
HP RSS Buyer, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	12/11/2029	5,570	3,604	3,550	0.17
Low Voltage Holdings Inc.	(8)(13)(15)(16)(18)	First Lien Term Loan	S + 4.50%	8.25%	4/28/2032	28,319	28,246	28,036	1.36
Low Voltage Holdings Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	4/28/2032	3,778	(15)	(38)	—
Low Voltage Holdings Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.25%	4/28/2032	3,597	387	364	0.02
Monarch Landscape Holdings, LLC	(8)(18)	First Lien Term Loan	S + 5.00%	8.75%	10/2/2028	1,768	1,767	1,764	0.09
Monarch Landscape Holdings, LLC	(8)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	10/2/2028	299	297	299	0.01
Monarch Landscape Holdings, LLC	(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	10/2/2028	861	857	859	0.04
Palmetto Acquisitionco Inc.	(8)(17)	First Lien Term Loan	S + 5.75%	9.50%	9/18/2029	244	242	237	0.01
Polyphase Elevator Holding Company	(13)(15)(16)(18)	First Lien Term Loan	S + 5.00%	8.75%	11/24/2032	15,998	15,947	15,918	0.77
Polyphase Elevator Holding Company	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	11/24/2032	2,564	1,914	1,913	0.09
Polyphase Elevator Holding Company	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	8.75%	11/24/2032	1,439	(5)	(7)	—
Project Boost Purchaser, LLC	(5)(15)(20)	First Lien Term Loan	S + 2.75%	6.50%	7/16/2031	5,901	5,897	5,757	0.28
Saber Parent Holdings Corp.	(13)(15)(16)(20)	First Lien Term Loan	S + 4.75%	8.50% (Incl. 2.25% PIK)	12/16/2032	23,667	23,617	23,430	1.14
Saber Parent Holdings Corp.	(7)(13)(15)(20)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41% (Incl. 2.25% PIK)	12/16/2032	6,459	1,173	1,119	0.05
Saber Parent Holdings Corp.	(7)(13)(15)(20)	First Lien Revolver	S + 4.50%	8.25%	12/16/2032	3,228	1,492	1,467	0.07
Thermostat Purchaser III, Inc.	(5)(8)(15)(18)	First Lien Term Loan	S + 4.25%	8.00%	8/31/2028	5,144	5,142	5,094	0.25
TTF Lower Intermediate, LLC	(5)(15)(20)	First Lien Term Loan	S + 3.75%	7.62%	7/18/2031	2,705	2,684	2,003	0.10
Valet Waste Holdings, Inc.	(8)(13)(16)(17)	First Lien Term Loan	S + 6.00%	9.66%	5/1/2029	31,086	31,031	30,619	1.49
Valet Waste Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 6.00%	9.66%	5/1/2029	1,429	1,374	1,356	0.07
WRE Holding Corp.	(13)(15)(16)(18)	First Lien Term Loan	S + 5.00%	8.87%	7/2/2031	8,160	8,130	8,119	0.39
WRE Holding Corp.	(13)(15)(18)	First Lien Term Loan	S + 5.00%	8.87%	7/2/2031	898	898	893	0.04
WRE Holding Corp.	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.87%	7/2/2031	1,768	1,693	1,760	0.09
WRE Holding Corp.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.87%	7/2/2031	6,978	(15)	(35)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies (continued)
WRE Holding Corp.	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	8.87%	7/2/2030	$1,133	$553	$554	0.03%
YLG Holdings, Inc.	(8)(13)(16)(18)	First Lien Term Loan	S + 4.75%	8.50%	12/23/2030	26,685	26,642	26,552	1.29
YLG Holdings, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	12/23/2030	5,477	3,226	3,208	0.16
YLG Holdings, Inc.	(7)(15)(18)	First Lien Revolver	S + 4.75%	8.50%	12/23/2030	3,270	301	289	0.01
Zinc Buyer Corporation	(8)(13)(15)(16)(18)	First Lien Term Loan	S + 4.25%	8.00% (Incl. 2.38% PIK)	7/24/2031	18,711	18,691	18,243	0.89
Zinc Buyer Corporation	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	7/24/2031	1,721	(8)	(43)	—
Zinc Buyer Corporation	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.41%	7/24/2031	2,028	170	123	0.01
Zone Climate Services, Inc.	(8)(17)	First Lien Term Loan	S + 5.50%	9.40%	3/9/2028	2,921	2,895	2,847	0.14
							308,962	305,775	14.84
Construction & Engineering
Ampirical Solutions, LLC	(8)(13)(18)	First Lien Term Loan	S + 4.25%	8.00%	9/30/2032	9,735	9,692	9,735	0.47
Ampirical Solutions, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.25%	8.00%	9/30/2032	14,602	(32)	—	—
Ampirical Solutions, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.25%	8.00%	9/30/2032	3,894	(17)	—	—
Bells Parent, Inc.	(13)(15)(18)	First Lien Term Loan	S + 5.00%	8.87%	4/25/2033	2,760	2,744	2,744	0.13
Bells Parent, Inc.	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	4/25/2033	818	816	813	0.04
Bells Parent, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	8.87%	4/25/2033	436	(3)	(3)	—
Groundworks, LLC	(5)(15)(20)	First Lien Term Loan	S + 3.00%	6.66%	3/14/2031	1,987	1,987	1,982	0.10
Hydraulic Technologies USA LLC	(8)(13)(17)	First Lien Term Loan	S + 5.50%	9.25%	6/3/2031	17,197	16,916	16,337	0.79
Hydraulic Technologies USA LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.50%	9.25%	6/3/2030	2,384	1,335	1,282	0.06
Kleinfelder Intermediate LLC	(8)(18)	First Lien Term Loan	S + 4.50%	8.25%	9/18/2030	244	244	243	0.01
Kleinfelder Intermediate LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	9/18/2030	2,907	(3)	(15)	—
MEI Buyer LLC	(8)(17)	First Lien Term Loan	S + 4.25%	7.91%	6/29/2029	4,211	4,193	4,201	0.20
MEI Buyer LLC	(15)(17)	First Lien Delayed Draw Term Loan	S + 4.25%	7.91%	6/29/2029	669	659	667	0.03
							38,531	37,986	1.83

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Construction Materials
Pearlman Enterprises Inc.	(8)(17)	First Lien Term Loan	S + 4.50%	8.26%	5/5/2027	$2,931	$2,925	$2,894	0.14%
Profile Products LLC	(8)(18)	First Lien Term Loan	S + 5.50%	9.35%	11/12/2027	244	242	242	0.01
Red Fox CD Acquisition Corporation	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 6.00%	9.75%	3/4/2030	26,749	26,253	26,443	1.28
							29,420	29,579	1.43
Containers and Packaging
Berlin Packaging LLC	(5)(6)(8)(15)(20)	First Lien Term Loan	S + 3.25%	7.00%	6/7/2031	7,425	7,412	7,398	0.36
CFs Brands, LLC	(8)(17)	First Lien Term Loan	S + 5.25%	8.91%	10/2/2030	244	242	244	0.01
Charter Next Generation, Inc.	(5)(15)(18)	First Lien Term Loan	S + 2.50%	6.16%	11/29/2030	3,801	3,805	3,806	0.18
Cold Chain Technologies, LLC	(13)(15)(16)(17)	First Lien Term Loan	S + 5.25%	9.00%	7/2/2028	11,820	11,809	11,820	0.57
Cold Chain Technologies, LLC	(13)(15)(17)	First Lien Term Loan	S + 5.25%	9.00%	7/2/2028	6,143	6,139	6,143	0.30
Cold Chain Technologies, LLC	(7)(15)(17)	First Lien Revolver	S + 5.25%	8.91%	7/2/2028	197	39	39	—
Packaging Coordinators Midco, Inc.	(13)(15)(16)(18)	First Lien Term Loan	S + 5.00%	8.75%	10/15/2032	30,503	30,493	29,511	1.43
Packaging Coordinators Midco, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	10/15/2032	9,460	650	388	0.02
Packaging Coordinators Midco, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	8.75%	10/15/2032	3,311	(7)	(108)	(0.01)
Plastipak Holdings, Inc.	(5)(15)(20)	First Lien Term Loan	S + 2.50%	6.16%	9/24/2032	3,207	3,193	3,210	0.16
PLZ CORP.	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.66%	3/31/2032	15,740	15,590	15,622	0.76
PLZ CORP.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.66%	3/31/2032	2,229	(21)	(17)	—
Pregis TopCo LLC	(5)(15)(20)	First Lien Term Loan	S + 3.75%	7.41%	2/1/2029	4,444	4,454	4,462	0.22
ProAmpac PG Borrower LLC	(5)(15)(20)	First Lien Term Loan	S + 4.00%	7.75%	3/7/2033	9,000	8,869	8,865	0.43
ProAmpac PG Borrower LLC	(5)(7)(15)(20)	First Lien Revolver	S + 3.75%	7.41%	3/6/2031	9,000	2,880	2,678	0.13
Pro Mach Group, Inc.	(5)(15)(20)	First Lien Term Loan	S + 2.50%	6.16%	10/15/2032	3,054	3,048	3,060	0.15
Ring Container Technologies Group, LLC	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.16%	9/15/2032	3,201	3,205	3,209	0.16
Rohrer Corp.	(8)(17)	First Lien Term Loan	S + 5.00%	9.12%	3/15/2027	218	217	214	0.01
Rohrer Corp.	(8)(17)	First Lien Term Loan	S + 5.00%	9.12%	3/15/2027	26	25	25	—
ST Athena Global LLC	(6)(8)(13)(18)	First Lien Term Loan	SON + 5.25%	9.00%	6/26/2030	GBP 1,265	1,589	1,657	0.08
ST Athena Global LLC	(6)(8)(13)(15)(18)	First Lien Term Loan	S + 5.25%	9.00%	6/26/2030	2,795	2,782	2,760	0.13
ST Athena Global LLC	(6)(7)(13)(15)(18)	First Lien Revolver	S + 5.25%	9.00%	6/26/2029	390	52	50	—
Tank Holding Corp.	(8)(18)	First Lien Term Loan	S + 5.75%	9.51%	3/31/2028	244	239	225	0.01
Trident TPI Holdings, Inc.	(5)(15)(19)	First Lien Term Loan	S + 3.75%	7.50%	9/15/2028	3,595	3,596	3,457	0.17
Verde Purchaser, LLC	(5)(15)(20)	First Lien Term Loan	S + 4.00%	7.75%	11/30/2030	4,748	4,752	4,499	0.22
							115,052	113,217	5.49

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Distributors
Aurora Parts & Accessories LLC	(8)(17)	First Lien Term Loan	S + 5.75%	9.65%	1/13/2029	$244	$244	$241	0.01%
BC Group Holdings, Inc.	(8)(18)	First Lien Term Loan	S + 5.00%	8.75%	12/21/2027	243	243	242	0.01
BC Group Holdings, Inc.	(8)(13)(18)	First Lien Term Loan	S + 5.00%	8.75%	12/21/2027	4,697	4,688	4,674	0.23
BC Group Holdings, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	12/21/2027	8,411	5,819	5,800	0.28
Blackbird Purchaser, Inc.	(8)(15)(18)	First Lien Term Loan	S + 5.75%	9.50%	12/19/2030	5,178	5,146	5,075	0.25
Blackbird Purchaser, Inc.	(7)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.75%	9.50%	12/19/2030	325	(2)	(6)	—
Blackbird Purchaser, Inc.	(7)(15)(18)	First Lien Revolver	S + 5.75%	9.50%	12/19/2029	619	368	359	0.02
BlackHawk Industrial Distribution, Inc.	(8)(15)(17)	First Lien Term Loan	S + 5.75%	9.65% (Incl. 0.50% PIK)	5/30/2027	6,852	6,852	6,167	0.30
BlackHawk Industrial Distribution, Inc.	(8)(17)	First Lien Term Loan	S + 5.75%	9.65% (Incl. 0.50% PIK)	5/30/2027	9	9	8	—
BlackHawk Industrial Distribution, Inc.	(8)(13)(17)	First Lien Term Loan	S + 5.75%	9.65% (Incl. 0.50% PIK)	5/30/2027	233	233	210	0.01
BlackHawk Industrial Distribution, Inc.	(8)(17)	First Lien Term Loan	S + 5.75%	9.65% (Incl. 0.50% PIK)	5/30/2027	125	125	113	0.01
BlackHawk Industrial Distribution, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.75%	9.65% (Incl. 0.50% PIK)	5/30/2027	2,847	2,842	2,562	0.12
BlackHawk Industrial Distribution, Inc.	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.75%	9.65% (Incl. 0.50% PIK)	5/30/2027	1	1	1	—
BlackHawk Industrial Distribution, Inc.	(7)(15)(17)	First Lien Revolver	S + 5.75%	9.65%	5/30/2027	3,514	2,163	1,814	0.09
Dealer Tire Financial, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.00%	6.66%	7/2/2031	4,338	4,320	4,311	0.21
Johnstone Supply, LLC	(5)(8)(15)(20)	First Lien Term Loan	S + 2.25%	5.91%	6/9/2031	2,871	2,869	2,872	0.14
Motion & Control Enterprises LLC	(8)(17)	First Lien Term Loan	S + 6.00%	9.75%	6/1/2028	2,315	2,306	2,287	0.11
Motion & Control Enterprises LLC	(8)(13)(17)	First Lien Term Loan	S + 6.00%	9.75%	6/1/2028	875	874	864	0.04
Motion & Control Enterprises LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 6.00%	9.75%	6/1/2028	609	606	602	0.03
Motion & Control Enterprises LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 6.00%	9.75%	6/1/2028	1,453	(3)	(18)	—
NFO Orange Buyer, LLC	(13)(15)(16)(18)	First Lien Term Loan	S + 4.50%	8.37%	1/13/2033	19,048	19,008	18,953	0.92
NFO Orange Buyer, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.37%	1/13/2033	4,082	(5)	(20)	—
NFO Orange Buyer, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.37%	1/13/2033	2,721	1,490	1,483	0.07
Vessco Midco Holdings, LLC	(8)(13)(15)(16)(18)	First Lien Term Loan	S + 4.50%	8.16%	7/24/2031	27,777	27,675	27,569	1.34
Vessco Midco Holdings, LLC	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.37%	7/24/2031	9,984	9,962	9,909	0.48
Vessco Midco Holdings, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.37%	7/24/2031	18,965	9,051	8,962	0.44
Vessco Midco Holdings, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.37%	7/24/2031	3,086	(10)	(23)	—
							106,874	105,011	5.11

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services
AAH Topco., LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.76%	12/22/2027	$5,928	$3,740	$3,744	0.18%
American Residential Services LLC	(5)(7)(15)(20)	First Lien Revolver	S + 2.75%	6.50%	1/31/2030	1,739	—	(9)	—
Apex Service Partners, LLC	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.75%	10/24/2030	4,720	4,673	4,720	0.23
Apex Service Partners, LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	10/24/2030	14,963	14,876	14,963	0.73
Apex Service Partners, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	10/24/2030	10,000	3,828	3,814	0.19
Apex Service Partners, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.75%	10/24/2029	378	173	173	0.01
Ascend Learning, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.00%	6.66%	12/11/2028	5,673	5,638	5,543	0.27
Ave Holdings III, Corp.	(8)(18)	First Lien Term Loan	S + 5.50%	9.62%	2/25/2028	143	142	129	0.01
Ave Holdings III, Corp.	(15)(18)	First Lien Delayed Draw Term Loan	S + 5.50%	9.62%	2/25/2028	61	61	56	—
Ave Holdings III, Corp.	(8)(18)	First Lien Delayed Draw Term Loan	S + 5.50%	9.62%	2/25/2028	40	40	36	—
AVG Intermediate Holdings LLC	(8)(17)	First Lien Term Loan	S + 6.00%	9.76%	5/16/2028	816	816	816	0.04
AVG Intermediate Holdings LLC	(13)(15)(17)	First Lien Term Loan	S + 6.00%	9.85%	5/16/2028	277	276	277	0.01
AVG Intermediate Holdings LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 6.00%	9.76%	5/16/2028	1,922	1,922	1,922	0.09
AVG Intermediate Holdings LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 6.00%	9.85%	5/16/2028	1,086	1,086	1,086	0.05
AVG Intermediate Holdings LLC	(7)(15)(17)	First Lien Revolver	S + 6.00%	9.76%	5/16/2028	166	—	—	—
COP Hometown Acquisitions, Inc.	(8)(17)	First Lien Term Loan	S + 5.25%	9.00%	7/16/2027	894	888	888	0.04
COP Hometown Acquisitions, Inc.	(8)(13)(15)(17)	First Lien Term Loan	S + 5.25%	9.00%	7/16/2027	1,267	1,264	1,258	0.06
COP Hometown Acquisitions, Inc.	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.00%	7/16/2027	3,991	3,963	3,961	0.19
CVP Holdco, Inc.	(13)(15)(16)(18)	First Lien Term Loan	S + 4.75%	8.41%	6/30/2031	22,103	22,081	21,938	1.07
CVP Holdco, Inc.	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	6/30/2031	3,334	3,325	3,309	0.16
CVP Holdco, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.41%	6/28/2030	2,353	(6)	(18)	—
Essential Services Holding Corporation	(13)(15)(16)(18)	First Lien Term Loan	S + 5.75%	9.50% (Incl. 2.88% PIK)	6/17/2031	10,664	10,647	10,450	0.51
Essential Services Holding Corporation	(7)(13)(15)(18)	First Lien Revolver	S + 5.25%	9.00%	6/17/2030	1,301	569	550	0.03
Excel Fitness Consolidator LLC	(8)(13)(15)(18)	First Lien Term Loan	S + 4.75%	8.50%	4/29/2030	5,423	5,405	5,396	0.26
Excel Fitness Consolidator LLC	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	4/29/2030	10,027	9,929	9,977	0.48
Experigreen Intermediate Holdings, Inc.	(8)(13)(16)(18)	First Lien Term Loan	S + 4.75%	8.41%	12/10/2032	26,315	26,210	26,052	1.27
Experigreen Intermediate Holdings, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	12/10/2032	4,860	(17)	(49)	—
Experigreen Intermediate Holdings, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.41%	12/10/2032	3,169	(15)	(32)	—
Flint Opco, LLC	(8)(17)	First Lien Term Loan	S + 4.75%	8.50%	8/15/2030	244	242	243	0.01
Flint Opco, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.50%	8/15/2030	3,130	3,115	3,115	0.15
Flint Opco, LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	8/15/2030	4,029	4,012	4,009	0.19
Flint Opco, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	8/15/2030	8,079	2,666	2,649	0.13
Flint Opco, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.50%	8/15/2029	435	(2)	(2)	—
FSHS I, LLC	(8)(18)	First Lien Term Loan	S + 5.50%	9.16%	11/18/2028	3,925	3,925	3,895	0.19

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services (continued)
Goodlife Fitness Centres Inc.	(6)(8)(13)(18)	First Lien Term Loan	C + 5.25%	7.54%	4/1/2033	CAD 22,239	$15,949	$15,592	0.76%
Goodlife Fitness Centres Inc.	(6)(7)(13)(15)(18)	First Lien Revolver	C + 5.25%	7.54%	4/1/2033	CAD 4,118	(14)	(14)	—
GS Seer Group Borrower, LLC	(8)(17)	First Lien Term Loan	S + 6.75%	10.50%	4/29/2030	4,874	4,808	4,423	0.21
GSV Holding, LLC	(8)(13)(16)(17)	First Lien Term Loan	S + 5.75%	9.50% (Incl. 3.13% PIK)	10/18/2030	38,377	38,245	38,185	1.85
GSV Holding, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.25%	8.00%	10/18/2030	1,651	(8)	—	—
Innovetive Petcare, Inc.	(8)(17)	First Lien Term Loan	S + 5.00%	8.90%	6/30/2028	191	187	190	0.01
Innovetive Petcare, Inc.	(8)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.90%	6/30/2028	46	45	46	—
Innovetive Petcare, Inc.	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.90%	6/30/2028	18,594	18,572	18,501	0.90
Innovetive Petcare, Inc.	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.90%	6/30/2028	8,380	8,354	8,338	0.40
Learning Care Group (US) No. 2 Inc.	(5)(15)(19)	First Lien Term Loan	S + 4.00%	7.75%	8/11/2028	1,735	1,731	1,367	0.07
Lido Purchaser, Inc.	(13)(15)(19)	First Lien Term Loan	S + 4.75%	8.50%	4/4/2033	4,474	4,463	4,463	0.22
Lido Purchaser, Inc.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	4/4/2033	1,278	(2)	(3)	—
PPV Intermediate Holdings, LLC	(8)(18)	First Lien Term Loan	S + 5.75%	9.50%	8/31/2029	238	237	236	0.01
PPV Intermediate Holdings, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.25%	9.00%	8/31/2029	14,964	5,815	5,518	0.27
Seahawk BidCo, LLC	(13)(15)(16)(17)	First Lien Term Loan	S + 5.00%	8.75%	12/19/2031	13,406	13,370	13,306	0.65
Seahawk BidCo, LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	12/19/2031	4,204	4,185	4,172	0.20
Seahawk BidCo, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	12/19/2031	20,041	1,922	1,797	0.09
Seahawk BidCo, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.75%	12/19/2030	1,273	218	213	0.01
Southern Veterinary Partners, LLC	(5)(15)(20)	First Lien Term Loan	S + 2.50%	6.25%	12/4/2031	2,873	2,873	2,873	0.14
Taymax Group Acquisition, LLC	(8)(17)	First Lien Term Loan	S + 6.00%	9.76%	7/30/2027	1,462	1,462	1,462	0.07
Taymax Group Acquisition, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.51%	7/30/2027	2,529	836	840	0.04
University Support Services LLC	(5)(15)(19)	First Lien Term Loan	S + 2.75%	6.41%	2/10/2029	1,374	1,357	1,356	0.07
US Fitness Holdings, LLC	(8)(13)(15)(16)(18)	First Lien Term Loan	S + 5.50%	9.25%	9/4/2031	31,683	31,570	31,683	1.54
US Fitness Holdings, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.50%	9.25%	9/4/2031	2,333	(16)	—	—
US Fitness Holdings, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 5.50%	9.25%	9/4/2030	2,651	(13)	—	—
Vertex Service Partners, LLC	(8)(18)	First Lien Term Loan	S + 6.00%	9.75% (Incl. 4.09% PIK)	11/8/2030	252	249	244	0.01
Vertex Service Partners, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 6.00%	9.75% (Incl. 4.09% PIK)	11/8/2030	1,507	298	210	0.01
VPP Intermediate Holdings, LLC	(8)(17)	First Lien Term Loan	S + 5.75%	9.51%	12/1/2027	1,790	1,790	1,781	0.09
VPP Intermediate Holdings, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	8.91%	12/1/2027	12,913	8,003	7,973	0.39
VPP Intermediate Holdings, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.75%	9.51%	12/1/2027	2,158	2,158	2,147	0.10
VPP Intermediate Holdings, LLC	(15)(17)	First Lien Delayed Draw Term Loan	S + 5.75%	9.41%	12/1/2027	2,184	2,180	2,173	0.11
VPP Intermediate Holdings, LLC	(7)(15)(17)	First Lien Revolver	S + 5.75%	9.41%	12/1/2027	223	—	(1)	—
							306,296	303,930	14.77

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Telecommunication Services
Coral-US Co-Borrower LLC	(5)(6)(15)(20)	First Lien Term Loan	S + 3.25%	7.00%	1/31/2032	$3,700	$3,680	$3,592	0.17%
Guardian US Holdco LLC	(5)(8)(15)(19)	First Lien Term Loan	S + 3.25%	7.00%	1/31/2030	5,243	5,250	5,184	0.25
Virgin Media Bristol LLC	(5)(6)(8)(15)(20)	First Lien Term Loan	S + 3.18%	7.15%	3/31/2031	4,377	4,331	3,896	0.19
Zacapa S.a r.l.	(5)(6)(8)(15)(19)	First Lien Term Loan	S + 3.75%	7.50%	3/22/2029	5,289	5,290	5,289	0.26
							18,551	17,961	0.87
Electrical Equipment
AMP Purchaser, LLC	(8)(13)(19)	First Lien Term Loan	S + 4.50%	8.16%	4/1/2033	4,429	4,418	4,418	0.21
AMP Purchaser, LLC	(7)(13)(15)(19)	First Lien Revolver	S + 4.50%	8.16%	4/1/2033	571	(1)	(1)	—
Infinite Bidco LLC	(5)(8)(17)	First Lien Term Loan	S + 6.25%	10.00%	3/2/2028	244	242	245	0.01
							4,659	4,662	0.22
Electronic Equipment, Instruments and Components
AEP Passion Intermediate Holdings, Inc.	(13)(15)(17)	First Lien Term Loan	S + 6.50%	10.40% (Incl. 4.75% PIK)	10/5/2027	259	259	252	0.01
Dwyer Instruments, LLC	(13)(15)(18)	First Lien Term Loan	S + 4.75%	8.50%	7/20/2029	228	226	228	0.01
Dwyer Instruments, LLC	(8)(13)(16)(18)	First Lien Term Loan	S + 4.75%	8.50%	7/20/2029	21,451	21,308	21,451	1.04
Dwyer Instruments, LLC	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	7/20/2029	2,822	2,808	2,822	0.14
Dwyer Instruments, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.50%	7/20/2029	3,394	2,847	2,878	0.14
Excelitas Technologies Corp.	(8)(15)(18)	First Lien Term Loan	S + 5.25%	8.91%	8/13/2029	4,816	4,793	4,816	0.23
Phoenix 1 Buyer Corp.	(8)(18)	First Lien Term Loan	S + 4.75%	8.50%	11/20/2030	245	243	245	0.01
							32,484	32,692	1.58
Energy Equipment and Services
CRCI Longhorn Holdings, Inc.	(8)(13)(16)(18)	First Lien Term Loan	S + 4.75%	8.41%	8/27/2031	17,905	17,843	17,826	0.87
CRCI Longhorn Holdings, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	8/27/2031	4,539	1,978	1,972	0.10
CRCI Longhorn Holdings, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.41%	8/27/2031	3,030	(11)	(13)	—
Integrated Power Services Holdings, Inc.	(8)(18)	First Lien Term Loan	S + 4.75%	8.52%	11/22/2031	4,343	4,300	4,288	0.21
Integrated Power Services Holdings, Inc.	(8)(13)(15)(16)(18)	First Lien Term Loan	S + 4.75%	8.52%	11/22/2031	22,737	22,716	22,453	1.09
Integrated Power Services Holdings, Inc.	(8)(13)(18)	First Lien Term Loan	S + 4.75%	8.52%	11/22/2031	5,894	5,894	5,821	0.28
Integrated Power Services Holdings, Inc.	(8)(13)(15)(18)	First Lien Term Loan	S + 4.75%	8.52%	11/22/2031	15,168	15,141	14,978	0.73
Integrated Power Services Holdings, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.52%	11/22/2031	6,303	(9)	(79)	—
Integrated Power Services Holdings, Inc.	(7)(15)(18)	First Lien Revolver	S + 4.75%	8.52%	11/22/2030	4,035	180	143	0.01
Phillips & Temro Industries Inc.	(8)(17)	First Lien Term Loan	S + 5.00%	8.90%	3/12/2027	222	222	221	0.01
							68,254	67,610	3.30

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Financial Services
Aprio Advisory Group, LLC	(8)(13)(16)(18)	First Lien Term Loan	S + 4.75%	8.50%	8/1/2031	$18,207	$18,163	$18,116	0.88%
Aprio Advisory Group, LLC	(8)(13)(18)	First Lien Term Loan	S + 4.75%	8.50%	8/1/2031	1,654	1,647	1,646	0.08
Aprio Advisory Group, LLC	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	8/1/2031	16,225	16,167	16,143	0.78
Aprio Advisory Group, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	8/1/2031	2,500	162	156	0.01
Aprio Advisory Group, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.50%	8/1/2031	4,018	(7)	(20)	—
Aretec Group, Inc.	(5)(15)(20)	First Lien Term Loan	S + 3.00%	6.66%	8/9/2030	6,036	6,028	6,031	0.29
Ascensus Group Holdings, Inc.	(5)(6)(8)(15)(19)	First Lien Term Loan	S + 3.00%	6.66%	11/25/2032	6,676	6,677	6,531	0.32
Cerity Partners Equity Holding LLC	(8)(13)(16)(18)	First Lien Term Loan	S + 4.50%	8.25%	7/28/2031	37,296	37,230	36,945	1.79
Cerity Partners Equity Holding LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	7/28/2031	16,789	(19)	(158)	(0.01)
Cerity Partners Equity Holding LLC	(7)(15)(18)	First Lien Revolver	S + 4.50%	8.25%	7/28/2031	4,752	2,269	2,236	0.11
CFGI Holdings, LLC	(8)(18)	First Lien Term Loan	S + 4.25%	7.91%	11/2/2029	4,015	3,971	3,965	0.19
CFGI Holdings, LLC	(7)(15)(18)	First Lien Revolver	S + 4.25%	7.91%	11/2/2029	191	(2)	(2)	—
Cherry Bekaert Advisory LLC	(8)(18)	First Lien Term Loan	S + 4.75%	8.50%	6/28/2030	1,915	1,875	1,891	0.09
Cherry Bekaert Advisory LLC	(13)(15)(18)	First Lien Term Loan	S + 4.75%	8.50%	6/28/2030	4,191	4,183	4,138	0.20
Cherry Bekaert Advisory LLC	(13)(15)(16)(18)	First Lien Term Loan	S + 4.75%	8.50%	6/28/2030	22,618	22,520	22,335	1.08
Cherry Bekaert Advisory LLC	(8)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	6/28/2030	789	773	779	0.04
Cherry Bekaert Advisory LLC	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	6/28/2030	4,191	4,159	4,138	0.20
Cherry Bekaert Advisory LLC	(7)(15)(18)	First Lien Revolver	S + 4.75%	8.50%	6/28/2030	226	(4)	(3)	—
Chicago US Midco III LP	(5)(15)(20)	First Lien Term Loan	S + 2.50%	6.16%	11/1/2032	2,286	2,281	2,286	0.11
Chicago US Midco III LP	(5)(7)(15)(20)	First Lien Delayed Draw Term Loan	S + 2.50%	6.16%	11/1/2032	340	—	—	—
ClearCapital Holdings, LLC	(13)(15)(18)	First Lien Term Loan	S + 4.75%	8.50%	6/30/2032	9,968	9,929	9,694	0.47
ClearCapital Holdings, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	6/30/2032	614	(3)	(17)	—
ClearCapital Holdings, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.50%	6/30/2032	1,366	(9)	(38)	—
Contractual Buyer, LLC	(8)(18)	First Lien Term Loan	S + 4.50%	8.25%	10/10/2030	244	241	244	0.01
Contractual Buyer, LLC	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	10/10/2030	9,209	9,170	9,209	0.45
Focus Financial Partners, LLC	(5)(15)(20)	First Lien Term Loan	S + 2.50%	6.16%	9/15/2031	6,077	6,066	5,943	0.29
Foreside Financial Group, LLC	(8)(13)(17)	First Lien Term Loan	S + 5.25%	9.15%	10/1/2029	5,641	5,608	5,613	0.27
Foreside Financial Group, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.25%	9.15%	10/1/2029	712	16	25	—
Frazier & Deeter Advisory, LLC	(8)(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.25%	5/3/2032	9,354	9,330	9,284	0.45
Frazier & Deeter Advisory, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	5/3/2032	6,150	2,262	2,226	0.11
Frazier & Deeter Advisory, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.25%	5/2/2031	974	386	382	0.02
Heights Buyer, LLC	(8)(17)	First Lien Term Loan	S + 5.75%	9.60%	8/25/2028	3,740	3,740	3,740	0.18

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Financial Services (continued)
Heights Buyer, LLC	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.85%	8/25/2028	$958	$955	$953	0.05%
Heights Buyer, LLC	(15)(17)	First Lien Delayed Draw Term Loan	S + 5.75%	9.60%	8/25/2028	612	612	612	0.03
Heights Buyer, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.75%	9.60%	8/25/2028	1,311	(2)	(7)	—
Heights Buyer, LLC	(7)(15)(17)	First Lien Revolver	S + 5.75%	9.60%	8/25/2028	543	16	16	—
Kestra Advisor Services Holdings A, Inc.	(5)(15)(20)	First Lien Term Loan	S + 2.75%	6.41%	3/22/2031	2,083	2,080	2,067	0.10
Kriv Acquisition Inc.	(8)(15)(17)	First Lien Term Loan	S + 4.75%	8.50%	7/31/2031	13,448	13,435	13,347	0.65
Kriv Acquisition Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	7/31/2031	14,069	(19)	(105)	(0.01)
Kriv Acquisition Inc.	(7)(15)(17)	First Lien Revolver	S + 4.75%	8.50%	7/31/2031	2,712	1,091	1,064	0.05
Minotaur Acquisition, Inc.	(8)(13)(16)(17)	First Lien Term Loan	S + 5.00%	8.66%	6/3/2030	23,927	23,759	23,628	1.15
Minotaur Acquisition, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.66%	6/3/2030	7,649	7,617	7,554	0.37
Minotaur Acquisition, Inc.	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	6/3/2030	7,875	7,799	7,777	0.38
Minotaur Acquisition, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.66%	6/3/2030	2,442	(24)	(31)	—
Monarch Finco, LLC	(6)(8)(13)(16)(19)	First Lien Term Loan	S + 4.25%	8.00%	10/29/2032	4,126	4,108	4,126	0.20
Monarch Finco, LLC	(6)(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.25%	8.00%	10/29/2032	5,753	3,803	3,829	0.19
Monarch Finco, LLC	(6)(7)(13)(15)(19)	First Lien Revolver	S + 4.25%	8.00%	10/29/2032	385	(2)	—	—
NAB Holdings, LLC	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.25%	11/23/2028	5,679	5,630	5,312	0.26
Neon Maple Purchaser Inc.	(5)(6)(15)(20)	First Lien Term Loan	S + 2.50%	6.16%	11/17/2031	5,415	5,404	5,288	0.26
OneSource Virtual, Inc.	(8)(13)(16)(19)	First Lien Term Loan	S + 4.75%	8.50%	1/30/2033	32,647	32,577	32,566	1.58
OneSource Virtual, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.75%	8.50%	1/30/2033	4,766	(11)	(12)	—
Opalite Buyer, Inc.	(13)(15)(18)	First Lien Term Loan	S + 4.75%	8.50%	4/21/2033	5,231	5,206	5,206	0.25
Opalite Buyer, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	4/21/2033	489	(1)	(2)	—
Opalite Buyer, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.50%	4/21/2033	733	(4)	(4)	—
Osaic Holdings, Inc.	(5)(6)(15)(20)	First Lien Term Loan	S + 2.50%	6.25%	7/30/2032	6,198	6,209	6,126	0.30
Osttra Group Ltd.	(5)(6)(15)(20)	First Lien Term Loan	S + 3.50%	7.25%	10/8/2032	3,188	3,186	3,193	0.16
Pathstone Family Office LLC	(8)(17)	First Lien Term Loan	S + 4.50%	8.26%	5/15/2029	2,562	2,543	2,555	0.12
Pathstone Family Office LLC	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.26%	5/15/2029	520	516	519	0.03
Pathstone Family Office LLC	(8)(13)(16)(17)	First Lien Term Loan	S + 4.50%	8.26%	5/15/2029	23,192	23,116	23,134	1.12
Pathstone Family Office LLC	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.26%	5/15/2029	2,394	2,382	2,388	0.12
Pathstone Family Office LLC	(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.26%	5/15/2029	279	277	279	0.01
Pathstone Family Office LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.26%	5/15/2029	5,031	4,998	5,019	0.24
Pathstone Family Office LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.26%	5/15/2029	2,606	102	102	—
Pathstone Family Office LLC	(7)(15)(17)	First Lien Revolver	S + 4.50%	8.26%	5/15/2028	2,502	(13)	(6)	—
Ryan, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.50%	7.16%	11/5/2032	9,975	9,930	9,913	0.48
Ryan, LLC	(5)(7)(15)(20)	First Lien Revolver	S + 3.50%	7.16%	11/7/2030	1,664	—	(12)	—
The Chartis Group, LLC	(13)(15)(16)(18)	First Lien Term Loan	S + 4.25%	8.00%	9/17/2031	12,470	12,428	12,408	0.60
The Chartis Group, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.25%	8.00%	9/17/2031	3,870	940	941	0.05
The Chartis Group, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.25%	8.00%	9/17/2031	1,938	(7)	(10)	—
Wealth Enhancement Group, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	10/2/2028	11,463	(10)	(29)	—
Wealth Enhancement Group, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 4.25%	8.00%	10/2/2028	1,659	1,635	1,655	0.08

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Financial Services (continued)
Wealth Enhancement Group, LLC	(15)(17)	First Lien Delayed Draw Term Loan	S + 4.25%	8.00%	10/2/2028	$1,170	$1,150	$1,167	0.06%
Wealth Enhancement Group, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.25%	8.00%	10/2/2028	28,983	24,770	24,755	1.20
Wealth Enhancement Group, LLC	(7)(15)(17)	First Lien Revolver	S + 4.25%	8.00%	10/2/2028	1,073	(2)	(3)	—
Wipfli Advisory LLC	(8)(13)(18)	First Lien Term Loan	S + 4.25%	8.00%	10/1/2032	7,215	7,201	7,089	0.34
Wipfli Advisory LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.25%	8.00%	10/1/2032	2,706	442	398	0.02
Wipfli Advisory LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.25%	8.00%	10/1/2032	1,804	(4)	(32)	—
							390,627	388,191	18.85
Food Products
Fiesta Purchaser, Inc.	(5)(15)(20)	First Lien Term Loan	S + 2.75%	6.41%	2/12/2031	5,907	5,920	5,804	0.28
RB Holdings Interco, LLC	(8)(17)	First Lien Term Loan	S + 5.00%	8.90%	5/4/2028	244	242	242	0.01
Sigma Holdco B.V.	(5)(6)(15)(20)	First Lien Term Loan	S + 4.25%	8.12%	10/31/2030	5,327	5,314	5,139	0.25
Sugar PPC Buyer LLC	(8)(17)	First Lien Term Loan	S + 4.75%	8.62%	10/2/2031	244	241	242	0.01
Sugar PPC Buyer LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.62%	10/2/2031	6,779	2,007	1,952	0.09
WPP Bullet Buyer, LLC	(8)(17)	First Lien Term Loan	S + 5.25%	9.00%	12/7/2030	10,168	10,097	10,066	0.49
							23,821	23,445	1.13
Gas Utilities
EDPO, LLC	(8)(15)(18)	First Lien Term Loan	S + 4.75%	8.41%	12/10/2029	4,746	4,746	4,746	0.23
EDPO, LLC	(8)(13)(15)(16)(18)	First Lien Term Loan	S + 4.75%	8.41%	12/10/2029	22,875	22,856	22,875	1.11
EDPO, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	12/10/2029	3,431	(11)	—	—
EDPO, LLC	(7)(15)(18)	First Lien Revolver	S + 4.75%	8.41%	12/8/2028	2,802	737	747	0.04
							28,328	28,368	1.38
Ground Transportation
AMS Parent, LLC	(5)(8)(18)	First Lien Term Loan	S + 4.75%	8.76%	10/25/2028	243	241	227	0.01
							241	227	0.01
Health Care Technology
Acentra Holdings, LLC	(8)(19)	First Lien Term Loan	S + 5.50%	9.25%	12/17/2029	1,858	1,858	1,858	0.09
Acentra Holdings, LLC	(7)(15)(19)	First Lien Revolver	S + 5.50%	9.25%	12/17/2029	94	—	—	—
Athenahealth Group Inc.	(5)(15)(19)	First Lien Term Loan	S + 3.25%	6.91%	2/16/2032	4,793	4,775	4,749	0.23
Caerus US 1 Inc.	(6)(8)(18)	First Lien Term Loan	S + 5.00%	8.75%	5/25/2029	2,553	2,553	2,521	0.12
Cotiviti, Inc.	(5)(15)(20)	First Lien Term Loan	S + 2.75%	6.41%	5/1/2031	2,685	2,687	2,462	0.12
Cotiviti, Inc.	(5)(15)(20)	First Lien Term Loan	S + 2.75%	6.41%	3/26/2032	3,673	3,646	3,344	0.16
DeLorean Purchaser, Inc.	(8)(13)(16)(18)	First Lien Term Loan	S + 4.75%	8.50%	12/16/2031	30,113	29,931	29,736	1.44
DeLorean Purchaser, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.50%	12/16/2031	4,574	(34)	(57)	—
Ensemble RCM, LLC	(5)(15)(20)	First Lien Term Loan	S + 3.00%	6.75%	2/9/2033	5,000	4,996	4,987	0.24
Ensemble RCM, LLC	(5)(7)(15)(20)	First Lien Revolver	S + 3.00%	6.75%	2/10/2031	1,372	—	(4)	—
F&M Buyer LLC	(13)(15)(16)(18)	First Lien Term Loan	S + 4.50%	8.25%	3/18/2032	11,940	11,889	11,821	0.57

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Health Care Technology (continued)
F&M Buyer LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	3/18/2032	$3,980	$(8)	$(40)	—%
F&M Buyer LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.25%	3/18/2032	1,741	(9)	(17)	—
Gainwell Acquisition Corp.	(5)(8)(18)	First Lien Term Loan	S + 4.00%	7.85%	10/1/2027	1,953	1,917	1,927	0.09
Goldeneye Parent, LLC	(8)(13)(16)(18)	First Lien Term Loan	S + 4.75%	8.41%	3/31/2032	31,808	31,749	31,331	1.52
Goldeneye Parent, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.41%	3/31/2032	4,652	(12)	(70)	—
HT Intermediary III, Inc.	(13)(15)(16)(18)	First Lien Term Loan	S + 4.50%	8.16%	11/12/2030	14,480	14,430	14,407	0.70
HT Intermediary III, Inc.	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	11/12/2030	3,564	3,548	3,546	0.17
HT Intermediary III, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.25%	11/12/2030	1,336	483	483	0.02
IMO Investor Holdings, Inc.	(8)(15)(18)	First Lien Term Loan	S + 5.00%	8.87%	5/11/2029	12,153	12,152	12,032	0.58
IMO Investor Holdings, Inc.	(8)(13)(18)	First Lien Term Loan	S + 5.00%	8.87%	5/11/2029	1,273	1,273	1,261	0.06
IMO Investor Holdings, Inc.	(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.87%	5/11/2029	1,099	1,099	1,088	0.05
IMO Investor Holdings, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	8.87%	5/11/2028	1,479	—	(15)	—
Net Health Acquisition Corp.	(13)(15)(18)	First Lien Term Loan	S + 4.75%	8.41%	7/3/2031	30,146	30,041	30,146	1.46
Net Health Acquisition Corp.	(8)(13)(18)	First Lien Term Loan	S + 4.75%	8.41%	7/3/2031	4,040	4,023	4,040	0.20
Net Health Acquisition Corp.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.41%	7/3/2031	3,924	(14)	—	—
Perfectserve, Inc.	(8)(13)(18)	First Lien Term Loan	S + 5.00%	8.75%	2/27/2032	8,488	8,451	8,488	0.41
Perfectserve, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	8.75%	2/27/2032	1,213	(6)	—	—
PointClickCare Technologies Inc.	(5)(6)(15)(20)	First Lien Term Loan	S + 2.75%	6.50%	11/3/2031	3,345	3,339	3,336	0.16
Signant Finance One Limited	(13)(15)(16)(18)	First Lien Term Loan	S + 5.00%	8.75%	10/16/2031	20,789	20,619	20,740	1.01
Signant Finance One Limited	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	10/16/2031	2,310	(10)	(6)	—
Signant Finance One Limited	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	8.75%	10/16/2031	1,805	518	530	0.03
Swoop Intermediate III, Inc.	(13)(15)(16)(19)	First Lien Term Loan	S + 4.50%	8.25%	4/12/2032	18,976	18,950	18,928	0.92
Swoop Intermediate III, Inc.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	4/12/2032	3,036	(6)	(8)	—
Swoop Intermediate III, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.50%	8.25%	4/12/2032	3,036	(8)	(8)	—
Unlimited Technology Holdings, LLC	(13)(15)(16)(18)	First Lien Term Loan	S + 4.75%	8.50% (Incl. 2.88% PIK)	3/12/2032	16,864	16,828	16,611	0.81
Unlimited Technology Holdings, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.50%	3/12/2032	2,240	(6)	(34)	—
Vatica Health, Inc.	(8)(13)(16)(18)	First Lien Term Loan	S + 4.25%	8.00%	10/29/2032	17,760	17,674	17,271	0.84
Vatica Health, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.25%	8.00%	10/29/2032	1,780	(8)	(49)	—
Wisdom Purchaser, LLC	(8)(13)(16)(19)	First Lien Term Loan	S + 4.25%	8.00%	7/24/2032	27,543	27,484	26,855	1.30
Wisdom Purchaser, LLC	(7)(13)(15)(19)	First Lien Revolver	S + 4.25%	8.00%	7/24/2032	2,864	(7)	(72)	—
							276,785	274,118	13.30
Healthcare Equipment and Supplies
Agiliti Health, Inc.	(5)(8)(15)(20)	First Lien Term Loan	S + 3.00%	6.87%	5/1/2030	3,909	3,898	3,781	0.18
Alcor Scientific LLC	(8)(17)	First Lien Term Loan	S + 4.50%	8.26%	1/31/2028	215	214	215	0.01
Aspen Medical Products, LLC	(8)(17)	First Lien Term Loan	S + 5.00%	8.75%	6/10/2028	3,855	3,856	3,836	0.19
Belmont Instrument, LLC	(8)(17)	First Lien Term Loan	S + 5.25%	9.00%	8/19/2028	2,891	2,873	2,891	0.14

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Equipment and Supplies (continued)
Blades Buyer, Inc.	(8)(17)	First Lien Term Loan	S + 4.75%	8.50%	3/28/2028	$3,034	$3,034	$3,019	0.15%
Blades Buyer, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.50%	3/28/2028	218	218	217	0.01
Blades Buyer, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	3/28/2028	18,904	10,954	10,900	0.53
Blades Buyer, Inc.	(8)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	3/28/2028	1,700	1,700	1,692	0.08
Blades Buyer, Inc.	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	3/28/2028	875	869	870	0.04
Blades Buyer, Inc.	(7)(15)(17)	First Lien Revolver	S + 4.75%	8.50%	3/28/2028	1,668	(4)	(8)	—
CDL Parent, Inc.	(8)(17)	First Lien Term Loan	S + 4.50%	8.25%	12/7/2028	245	242	243	0.01
CDL Parent, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.25%	12/7/2028	23,376	23,281	23,200	1.13
CDL Parent, Inc.	(8)(13)(16)(17)	First Lien Term Loan	S + 4.50%	8.25%	12/7/2028	27,431	27,313	27,225	1.32
CDL Parent, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	12/7/2028	3,930	98	76	—
CDL Parent, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.25%	12/7/2028	867	340	340	0.02
CPC/Cirtec Holdings, Inc.	(8)(18)	First Lien Term Loan	S + 5.00%	8.75%	1/30/2029	4,874	4,874	4,874	0.24
CPC/Cirtec Holdings, Inc.	(13)(15)(18)	First Lien Term Loan	S + 5.00%	8.75%	1/30/2029	1,971	1,971	1,971	0.10
CPC/Cirtec Holdings, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	8.75%	10/31/2028	670	201	201	0.01
CVET Midco 2, L.P.	(5)(8)(19)	First Lien Term Loan	S + 5.00%	8.75%	10/13/2029	2,984	2,988	2,898	0.14
Sentry Acquisition, LLC	(8)(13)(16)(18)	First Lien Term Loan	S + 4.50%	8.25%	2/2/2033	12,771	12,716	12,771	0.62
Sentry Acquisition, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	2/2/2033	3,519	(8)	—	—
Sentry Acquisition, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.25%	2/2/2033	2,111	(10)	—	—
Tarrytown Acquisition Holdings, LLC	(13)(15)(16)(18)	First Lien Term Loan	S + 4.75%	8.41%	11/12/2032	16,684	16,617	16,517	0.80
Tarrytown Acquisition Holdings, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	11/12/2032	3,578	(12)	(36)	—
Tarrytown Acquisition Holdings, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.41%	11/12/2032	3,018	(14)	(30)	—
							118,209	117,663	5.72
Healthcare Providers and Services
AB Centers Acquisition Corporation	(13)(15)(18)	First Lien Term Loan	S + 5.25%	8.91%	7/2/2031	11,130	11,077	11,102	0.54
AB Centers Acquisition Corporation	(8)(13)(18)	First Lien Term Loan	S + 5.25%	8.91%	7/2/2031	3,218	3,214	3,210	0.16
AB Centers Acquisition Corporation	(8)(13)(16)(18)	First Lien Term Loan	S + 5.25%	8.91%	7/2/2031	12,758	12,719	12,726	0.62
AB Centers Acquisition Corporation	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.25%	8.91%	7/2/2031	1,493	728	731	0.04
AB Centers Acquisition Corporation	(7)(13)(15)(18)	First Lien Revolver	S + 5.25%	8.91%	7/2/2031	1,463	(6)	(4)	—
Arrow Management Acquisition, LLC	(13)(15)(16)(18)	First Lien Term Loan	S + 5.00%	8.75%	7/26/2032	13,119	13,061	12,988	0.63
Arrow Management Acquisition, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	7/26/2032	4,707	628	594	0.03
Arrow Management Acquisition, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	8.75%	7/26/2032	1,570	479	471	0.02

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Providers and Services (continued)
Cardiology Management Holdings, LLC	(8)(17)	First Lien Term Loan	S + 5.50%	9.40%	1/31/2029	$102	$102	$101	—%
Cardiology Management Holdings, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.50%	9.40%	1/31/2029	72	72	72	—
Cardiology Management Holdings, LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.50%	9.40%	1/31/2029	68	68	68	—
Cardiology Management Holdings, LLC	(15)(17)	First Lien Delayed Draw Term Loan	S + 5.50%	9.40%	1/31/2029	2	2	2	—
Community Medical Acquisition Corp.	(8)(17)	First Lien Term Loan	S + 4.50%	8.62%	12/15/2028	244	238	244	0.01
Crown Laundry, LLC	(13)(15)(18)	First Lien Term Loan	S + 4.75%	8.41%	5/28/2031	7,963	7,930	7,943	0.39
Crown Laundry, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	5/28/2031	1,302	428	429	0.02
Crown Laundry, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.41%	5/28/2031	1,522	105	109	0.01
DCA Investment Holding LLC	(13)(15)(18)	First Lien Term Loan	S + 5.00%	8.75%	6/2/2031	233	231	233	0.01
DCA Investment Holding LLC	(13)(15)(18)	First Lien Term Loan	S + 6.50%	10.25% (Incl. 2.25% PIK)	6/2/2031	1,574	1,574	1,574	0.08
DOCS, MSO, LLC	(8)(18)	First Lien Term Loan	S + 5.00%	8.85%	6/1/2028	116	114	115	0.01
ENT MSO, LLC	(8)(17)	First Lien Term Loan	S + 5.25%	9.10%	12/31/2028	107	107	107	0.01
ENT MSO, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.10%	12/31/2028	49	49	49	—
ENT MSO, LLC	(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.10%	12/31/2028	38	38	38	—
EPFS Buyer, Inc.	(8)(13)(15)(16)(18)	First Lien Term Loan	S + 4.50%	8.25%	7/31/2031	27,288	27,187	26,606	1.29
EPFS Buyer, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	7/31/2031	851	(3)	(21)	—
EPFS Buyer, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.25%	7/31/2031	2,745	645	590	0.03
Eyesouth Eye Care Holdco LLC	(15)(17)	First Lien Delayed Draw Term Loan	S + 5.75%	9.51%	10/5/2029	244	244	242	0.01
GTCR BC Purchaser, Inc.	(8)(13)(15)(18)	First Lien Term Loan	S + 5.00%	8.75%	11/19/2032	18,439	18,314	18,208	0.88
GTCR BC Purchaser, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	11/19/2032	3,951	(13)	(49)	—
GTCR BC Purchaser, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	8.75%	11/19/2031	2,107	(14)	(26)	—
ImageFirst Holdings, LLC	(5)(7)(15)(20)	First Lien Revolver	S + 3.00%	6.75%	3/12/2030	5,000	—	—	—
IvyRehab Intermediate II, LLC	(8)(18)	First Lien Term Loan	S + 5.00%	8.85%	4/23/2029	197	196	195	0.01
IvyRehab Intermediate II, LLC	(8)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.85%	4/23/2029	12	12	12	—
JKC Parent, Inc.	(13)(15)(18)	First Lien Term Loan	S + 4.75%	8.50%	2/13/2032	5,240	5,224	5,188	0.25
JKC Parent, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	2/13/2032	3,965	2,371	2,339	0.11
JKC Parent, Inc.	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	2/13/2032	1,814	1,802	1,796	0.09
JKC Parent, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.50%	2/13/2032	1,221	482	476	0.02
MRO Corporation	(13)(15)(16)(18)	First Lien Term Loan	S + 4.50%	8.16%	6/9/2032	27,209	27,029	27,209	1.32
MRO Corporation	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	6/9/2032	2,384	(8)	—	—
MRO Corporation	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.16%	6/9/2032	2,384	(18)	—	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Providers and Services (continued)
New ACI Buyer, LLC	(13)(15)(18)	First Lien Term Loan	S + 5.50%	9.25%	6/29/2031	$282	$269	$282	0.01%
New ACI Buyer, LLC	(13)(15)(18)	First Lien Term Loan	S + 5.75%	9.50%	6/29/2031	717	717	717	0.03
OIS Management Services, LLC	(8)(18)	First Lien Term Loan	S + 4.75%	8.50%	11/16/2028	1,697	1,697	1,697	0.08
OIS Management Services, LLC	(8)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	11/16/2028	1,228	1,228	1,228	0.06
ONS MSO, LLC	(8)(17)	First Lien Term Loan	S + 6.25%	10.00%	7/7/2028	245	245	218	0.01
Orsini Pharmaceutical Services, LLC	(8)(13)(18)	First Lien Term Loan	S + 4.50%	8.16%	5/22/2031	4,586	4,547	4,586	0.22
Orsini Pharmaceutical Services, LLC	(8)(13)(16)(18)	First Lien Term Loan	S + 4.50%	8.16%	5/22/2031	11,820	11,769	11,820	0.57
Orsini Pharmaceutical Services, LLC	(7)(15)(18)	First Lien Revolver	S + 4.50%	8.16%	5/22/2030	1,152	(7)	—	—
PhyNet Dermatology LLC	(8)(17)	First Lien Term Loan	S + 6.50%	10.25%	10/20/2029	254	252	246	0.01
Premise Health Holding Corp.	(13)(15)(18)	First Lien Term Loan	S + 4.75%	8.50%	11/8/2032	1,617	1,610	1,613	0.08
Premise Health Holding Corp.	(8)(13)(18)	First Lien Term Loan	S + 4.75%	8.50%	11/8/2032	1,115	1,110	1,112	0.05
Premise Health Holding Corp.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	11/8/2032	685	406	408	0.02
Premise Health Holding Corp.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.50%	11/6/2031	160	(1)	—	—
Raven Acquisition Holdings, LLC	(5)(15)(20)	First Lien Term Loan	S + 3.00%	6.66%	11/19/2031	4,135	4,117	4,085	0.20
Raven Acquisition Holdings, LLC	(5)(7)(15)(20)	First Lien Delayed Draw Term Loan	S + 3.00%	6.66%	11/19/2031	299	(1)	(4)	—
RxSense Holdings LLC	(8)(16)(17)	First Lien Term Loan	S + 5.00%	8.75%	3/12/2027	14,501	14,499	14,428	0.70
RxSense Holdings LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.75%	3/12/2027	1,856	—	(9)	—
SCHP Purchaser, Inc.	(8)(13)(15)(19)	First Lien Term Loan	S + 4.50%	8.25%	10/22/2032	18,837	18,754	18,178	0.88
SCHP Purchaser, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.50%	8.25%	10/22/2032	3,140	(14)	(110)	(0.01)
Smile Doctors LLC	(8)(18)	First Lien Term Loan	S + 5.90%	9.87%	12/23/2028	2,433	2,433	2,421	0.12
Smile Doctors LLC	(15)(18)	First Lien Delayed Draw Term Loan	S + 5.90%	9.87%	12/23/2028	219	217	218	0.01
Smile Doctors LLC	(8)(18)	First Lien Delayed Draw Term Loan	S + 5.90%	9.87%	12/23/2028	274	274	273	0.01
Soleo Holdings, Inc.	(13)(15)(16)(18)	First Lien Term Loan	S + 4.50%	8.25%	2/2/2032	14,307	14,288	14,307	0.69
Soleo Holdings, Inc.	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.25%	2/2/2032	3,447	3,430	3,447	0.17
Soleo Holdings, Inc.	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	2/2/2032	2,106	2,104	2,106	0.10
Soleo Holdings, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	2/2/2032	3,447	(9)	—	—
Soleo Holdings, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.25%	2/2/2032	2,111	(5)	—	—
Specialized Dental Holdings II, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.16%	11/1/2028	268	267	268	0.01
Specialized Dental Holdings II, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	11/1/2028	2,932	2,906	2,932	0.14
Specialized Dental Holdings II, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	11/1/2028	8,931	7,221	7,274	0.35
Specialized Dental Holdings II, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.16%	11/1/2028	266	—	—	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Providers and Services (continued)
SpecialtyCare, Inc.	(8)(13)(16)(17)	First Lien Term Loan	S + 4.75%	8.50%	12/18/2029	$23,015	$22,776	$22,957	1.11%
SpecialtyCare, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	12/18/2029	4,504	1,153	1,155	0.06
SpecialtyCare, Inc.	(7)(13)(15)(20)	First Lien Revolver	S + 3.75%	7.50%	12/18/2029	681	(3)	—	—
Summit Behavioral Healthcare, LLC	(5)(8)(18)	First Lien Term Loan	S + 4.25%	8.00%	12/31/2029	2,988	2,988	1,659	0.08
TST Intermediate Holdings, LLC	(8)(13)(17)	First Lien Term Loan	S + 5.50%	9.35%	12/31/2028	121	121	115	0.01
TurningPoint Healthcare Solutions, LLC	(8)(17)	First Lien Term Loan	S + 4.75%	8.51%	7/14/2027	1,698	1,698	1,698	0.08
TurningPoint Healthcare Solutions, LLC	(7)(15)(17)	First Lien Revolver	S + 4.75%	8.51%	7/14/2027	257	256	256	0.01
United Digestive MSO Parent, LLC	(8)(17)	First Lien Term Loan	S + 5.75%	9.50%	3/30/2029	244	244	244	0.01
USHV Management, LLC	(8)(13)(15)(16)(18)	First Lien Term Loan	S + 5.00%	8.75%	9/8/2032	15,752	15,695	15,673	0.76
USHV Management, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	9/8/2032	1,494	476	476	0.02
USHV Management, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	8.75%	9/8/2031	2,197	298	297	0.01
Valeris, Inc.	(8)(13)(18)	First Lien Term Loan	S + 4.75%	8.50%	9/19/2031	14,970	14,905	14,895	0.72
Valeris, Inc.	(8)(13)(16)(18)	First Lien Term Loan	S + 5.00%	8.75%	9/19/2031	20,435	20,405	20,384	0.99
Valeris, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.50%	9/19/2031	4,494	(14)	(22)	—
							311,729	309,195	14.96
Hotels, Restaurants and Leisure
Movati Athletic (Group) Inc.	(6)(8)(13)(17)	First Lien Term Loan	C + 4.25%	6.86%	5/29/2030	CAD 28,298	20,409	19,933	0.97
Movati Athletic (Group) Inc.	(6)(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	C + 4.25%	6.86%	5/29/2030	CAD 3,500	(26)	—	—
Movati Athletic (Group) Inc.	(6)(7)(13)(15)(17)	First Lien Revolver	C + 4.25%	6.86%	5/29/2029	CAD 2,625	(29)	—	—
Southpaw AP Buyer, LLC	(8)(13)(16)(17)	First Lien Term Loan	S + 5.50%	9.40%	3/2/2028	22,836	22,791	22,722	1.10
Southpaw AP Buyer, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.50%	9.40%	3/2/2028	4,159	3,774	3,767	0.18
Southpaw AP Buyer, LLC	(7)(15)(17)	First Lien Revolver	S + 5.50%	9.40%	3/2/2028	2,178	481	486	0.02
							47,400	46,908	2.27
Household Products
TPC US Parent, LLC	(8)(17)	First Lien Term Loan	S + 5.75%	9.65%	3/1/2027	34	34	34	—
TPC US Parent, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.75%	9.65%	3/1/2027	13	13	13	—
Wu Holdco, Inc.	(8)(13)(16)(18)	First Lien Term Loan	S + 4.75%	8.50%	4/19/2032	23,771	23,723	23,592	1.15
Wu Holdco, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	4/19/2032	5,826	(6)	(44)	—
Wu Holdco, Inc.	(7)(13)(15)(20)	First Lien Revolver	S + 4.75%	8.50%	4/19/2032	1,812	(5)	(14)	—
							23,759	23,581	1.15

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Industrial Conglomerates
Harvey Tool Company, LLC	(13)(15)(18)	First Lien Term Loan	E + 4.75%	7.07%	8/6/2032	EUR 4,109	$4,782	$4,682	0.23%
Harvey Tool Company, LLC	(8)(13)(15)(16)(18)	First Lien Term Loan	S + 4.50%	8.25%	8/6/2032	31,393	31,230	31,079	1.51
Harvey Tool Company, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	8/6/2032	7,936	(14)	(79)	—
Harvey Tool Company, LLC	(7)(15)(18)	First Lien Revolver	S + 4.75%	8.50%	8/6/2032	3,806	(25)	(38)	—
Indicor, LLC	(5)(6)(15)(20)	First Lien Term Loan	S + 2.50%	6.16%	11/22/2029	2,480	2,486	2,481	0.12
Madison Safety & Flow LLC	(5)(15)(20)	First Lien Term Loan	S + 2.50%	6.25%	9/26/2031	3,651	3,652	3,660	0.18
							42,111	41,785	2.04
Insurance
Acrisure, LLC	(5)(8)(15)(20)	First Lien Term Loan	S + 3.00%	6.66%	11/6/2030	6,079	6,078	5,515	0.27
Acrisure, LLC	(5)(15)(20)	First Lien Term Loan	S + 3.25%	6.91%	6/21/2032	1,322	1,322	1,199	0.06
AMBA Buyer, Inc.	(8)(18)	First Lien Term Loan	S + 5.25%	9.10%	7/30/2027	3,547	3,536	3,547	0.17
AMBA Buyer, Inc.	(13)(15)(18)	First Lien Term Loan	S + 5.25%	9.10%	7/30/2027	2,588	2,581	2,588	0.13
AMBA Buyer, Inc.	(8)(18)	First Lien Delayed Draw Term Loan	S + 5.25%	9.10%	7/30/2027	1,056	1,053	1,056	0.05
AMBA Buyer, Inc.	(7)(15)(18)	First Lien Revolver	S + 5.25%	9.10%	7/30/2027	276	(1)	—	—
AmeriLife Holdings LLC	(13)(15)(16)(18)	First Lien Term Loan	S + 5.00%	8.75%	8/31/2029	15,607	15,557	15,568	0.76
AmeriLife Holdings LLC	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	8/31/2029	14,590	14,558	14,554	0.71
AmeriLife Holdings LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	8/31/2029	3,331	592	587	0.03
AmeriLife Holdings LLC	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	8.75%	8/31/2028	2,261	558	560	0.03
Amynta Agency Borrower Inc.	(5)(15)(20)	First Lien Term Loan	S + 2.50%	6.16%	12/29/2031	4,596	4,582	4,543	0.22
AQ Sunshine, Inc.	(8)(13)(18)	First Lien Term Loan	S + 5.00%	8.75%	7/24/2033	21,949	21,894	21,894	1.06
AQ Sunshine, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	7/24/2033	4,932	249	237	0.01
AQ Sunshine, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	8.75%	7/24/2032	2,466	(9)	(12)	—
Ardonagh Midco 3 Limited	(5)(6)(15)(20)	First Lien Term Loan	S + 3.00%	6.87%	2/15/2031	4,938	4,920	4,793	0.23
Bellwether Buyer, L.L.C.	(13)(15)(16)(18)	First Lien Term Loan	S + 4.50%	8.16%	4/15/2032	14,638	14,615	14,638	0.71
Bellwether Buyer, L.L.C.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	4/15/2032	7,624	1,059	1,067	0.05
Bellwether Buyer, L.L.C.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.16%	4/15/2032	3,050	(8)	—	—
Broadstreet Partners, Inc.	(5)(6)(8)(15)(20)	First Lien Term Loan	S + 2.50%	6.16%	6/13/2031	3,713	3,713	3,593	0.17
Foundation Risk Partners, Corp.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	10/29/2030	10,700	7,444	7,426	0.36
Galway Borrower LLC	(8)(13)(16)(18)	First Lien Term Loan	S + 4.50%	8.25%	9/29/2028	17,599	17,543	17,446	0.85
Galway Borrower LLC	(8)(13)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	9/29/2028	895	892	887	0.04
Galway Borrower LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	9/29/2028	4,422	(5)	(38)	—
Galway Borrower LLC	(8)(13)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	9/29/2028	634	632	629	0.03
Galway Borrower LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.25%	9/29/2028	2,305	725	712	0.03
Higginbotham Insurance Agency, Inc	(13)(15)(16)(17)	First Lien Term Loan	S + 4.50%	8.16%	6/11/2031	19,992	19,992	19,942	0.97
Higginbotham Insurance Agency, Inc	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	6/11/2031	1,671	1,664	1,667	0.08
Higginbotham Insurance Agency, Inc	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	6/11/2031	1,557	534	532	0.03
Imagine 360 LLC	(8)(13)(16)(18)	First Lien Term Loan	S + 4.75%	8.50%	9/30/2028	20,131	20,084	19,879	0.97
Imagine 360 LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	9/30/2028	10,122	(14)	(127)	(0.01)
Imagine 360 LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.50%	9/30/2028	4,326	(22)	(54)	—
Integrity Marketing Acquisition, LLC	(8)(13)(18)	First Lien Term Loan	S + 5.00%	8.75%	8/25/2028	4,549	4,535	4,549	0.22
Integrity Marketing Acquisition, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	8.75%	8/25/2028	122	(1)	—	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Insurance (continued)
Iris Specialty Acquisition LLC	(13)(15)(16)(19)	First Lien Term Loan	S + 4.50%	8.25%	11/20/2032	$20,147	$20,107	$19,996	0.97%
Iris Specialty Acquisition LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	11/20/2032	3,396	302	280	0.01
Iris Specialty Acquisition LLC	(7)(13)(15)(19)	First Lien Revolver	S + 4.50%	8.25%	11/20/2032	2,988	672	657	0.03
KWOR Acquisition, Inc.	(13)(15)(17)	First Lien Term Loan	S + 6.25%	10.00% (Incl. 5.25% PIK)	2/28/2030	712	712	712	0.03
KWOR Acquisition, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.00%	2/28/2030	434	—	—	—
KWOR Acquisition, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.25%	9.00%	2/28/2030	326	—	—	—
Mclarens Midco Inc.	(8)(18)	First Lien Term Loan	S + 4.75%	8.65%	12/19/2027	640	637	638	0.03
Mclarens Midco Inc.	(8)(16)(18)	First Lien Term Loan	S + 4.75%	8.65%	12/19/2027	9,329	9,321	9,306	0.45
Mclarens Midco Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.65%	12/19/2027	4,653	(10)	(12)	—
Mclarens Midco Inc.	(8)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.65%	12/19/2027	4,733	4,725	4,722	0.23
Mclarens Midco Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.65%	12/19/2027	9,434	9,367	9,391	0.46
Mclarens Midco Inc.	(7)(13)(15)(18)	First Lien Revolver	SON + 4.75%	8.50%	12/19/2027	GBP 499	—	(2)	—
Mclarens Midco Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.51%	12/19/2027	1,896	595	600	0.03
Oakbridge Insurance Agency, LLC	(8)(18)	First Lien Term Loan	S + 4.75%	8.41%	11/1/2029	244	243	241	0.01
Oakbridge Insurance Agency, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	11/1/2029	5,138	4,838	4,824	0.23
Oakbridge Insurance Agency, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	11/1/2029	4,638	(10)	(58)	—
OneDigital Borrower LLC	(5)(15)(19)	First Lien Term Loan	S + 3.00%	6.66%	7/2/2031	4,209	4,198	4,089	0.20
Pareto Health Intermediate Holdings, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.75%	6/1/2030	9,905	9,881	9,856	0.48
Pareto Health Intermediate Holdings, Inc.	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.75%	6/1/2030	4,598	4,576	4,575	0.22
Pareto Health Intermediate Holdings, Inc.	(7)(15)(17)	First Lien Revolver	S + 5.00%	8.75%	6/1/2029	554	(2)	(3)	—
Patriot Growth Insurance Services, LLC	(8)(16)(18)	First Lien Term Loan	S + 5.00%	8.90%	10/16/2028	19,989	19,920	19,839	0.96
Patriot Growth Insurance Services, LLC	(8)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.90%	10/16/2028	53	52	53	—
Riser Interco, LLC	(8)(13)(18)	First Lien Term Loan	S + 4.75%	8.50%	10/31/2029	1,162	1,162	1,157	0.06
Riser Interco, LLC	(13)(15)(18)	First Lien Term Loan	SON + 4.75%	8.50%	10/31/2029	GBP 1,954	2,590	2,579	0.13
Riser Interco, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	10/31/2029	2,984	(3)	(15)	—
Riser Interco, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.50%	10/31/2029	1,040	372	367	0.02
Simplicity Financial Marketing Group Holdings, Inc.	(8)(13)(16)(18)	First Lien Term Loan	S + 5.00%	8.75%	12/31/2031	26,737	26,638	26,671	1.30
Simplicity Financial Marketing Group Holdings, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	12/31/2031	12,173	6,671	6,695	0.33
Simplicity Financial Marketing Group Holdings, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	8.75%	12/31/2031	3,610	(18)	(9)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Insurance (continued)
The Baldwin Insurance Group Holdings, LLC	(5)(6)(8)(20)	First Lien Term Loan	S + 2.50%	6.16%	5/27/2031	$1,653	$1,653	$1,622	0.08%
THG Acquisition, LLC	(8)(13)(16)(18)	First Lien Term Loan	S + 4.75%	8.41%	10/31/2031	14,621	14,571	14,548	0.71
THG Acquisition, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	10/31/2031	3,287	2,425	2,421	0.12
THG Acquisition, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.41%	10/31/2031	1,650	399	397	0.02
Trucordia Insurance Holdings, LLC	(5)(15)(20)	First Lien Term Loan	S + 3.25%	7.00%	6/17/2032	1,007	1,005	902	0.04
Unison Risk Advisors Inc.	(8)(13)(15)(16)(18)	First Lien Term Loan	S + 4.50%	8.16%	10/17/2031	27,143	27,029	26,871	1.30
Unison Risk Advisors Inc.	(8)(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.16%	10/17/2031	6,757	6,744	6,690	0.32
Unison Risk Advisors Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	10/17/2031	8,243	(32)	(82)	—
Unison Risk Advisors Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.16%	10/17/2030	2,857	390	371	0.02
World Insurance Associates, LLC	(8)(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.75%	4/3/2030	9,743	9,743	9,718	0.47
World Insurance Associates, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	4/3/2030	6,677	4,546	4,543	0.22
World Insurance Associates, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.75%	4/3/2030	700	(1)	(2)	—
							366,860	364,525	17.71
IT Services
AVSC Holding Corp.	(6)(8)(13)(16)(18)	First Lien Term Loan	S + 5.00%	8.66%	12/5/2031	27,463	27,242	27,463	1.33
AVSC Holding Corp.	(6)(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	8.66%	12/5/2029	2,959	325	355	0.02
Cardinal Parent, Inc.	(5)(8)(18)	First Lien Term Loan	S + 4.50%	8.40%	11/12/2027	244	236	216	0.01
DT1 Midco Corp	(8)(13)(15)(16)(18)	First Lien Term Loan	S + 5.25%	8.91%	12/30/2031	19,107	19,022	18,821	0.91
DT1 Midco Corp	(13)(15)(18)	First Lien Term Loan	S + 5.25%	8.91%	12/30/2031	1,850	1,842	1,822	0.09
DT1 Midco Corp	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.25%	8.91%	12/30/2031	6,227	31	(49)	—
DT1 Midco Corp	(7)(13)(15)(18)	First Lien Revolver	S + 5.25%	8.91%	12/30/2030	2,940	(12)	(44)	—
Marco Technologies, LLC	(8)(17)	First Lien Term Loan	S + 5.00%	8.66%	11/24/2027	250	249	250	0.01
NTI Connect, LLC	(8)(17)	First Lien Term Loan	S + 4.75%	8.50%	7/31/2027	79	78	79	—
NTI Connect, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	7/31/2027	15	14	15	—
Ridge Trail US Bidco, Inc.	(8)(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.25%	9/30/2031	19,689	19,576	19,591	0.95
Ridge Trail US Bidco, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	9/30/2031	6,890	938	924	0.04
Ridge Trail US Bidco, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.25%	3/31/2031	2,298	(26)	(11)	—
Safety Borrower Holdings LLC	(8)(15)(17)	First Lien Term Loan	S + 4.75%	8.41%	12/19/2032	2,291	2,285	2,257	0.11
Safety Borrower Holdings LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	12/19/2032	790	(1)	(12)	—
Safety Borrower Holdings LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.41%	12/19/2032	237	13	10	—
Saturn Borrower Inc	(13)(15)(17)	First Lien Term Loan	S + 6.00%	9.75%	11/13/2028	7,723	7,689	7,568	0.37
Saturn Borrower Inc	(7)(13)(15)(17)	First Lien Revolver	S + 6.00%	9.75%	11/13/2028	1,280	340	324	0.02

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
IT Services (continued)
Spirit RR Holdings, Inc.	(8)(18)	First Lien Term Loan	S + 4.50%	8.35%	9/13/2028	$5,851	$5,851	$5,764	0.28%
Spirit RR Holdings, Inc.	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.76%	8.61%	9/13/2028	72	72	72	—
Spirit RR Holdings, Inc.	(7)(15)(18)	First Lien Revolver	S + 4.50%	8.35%	9/13/2028	497	—	(7)	—
Trunk Acquisition, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.75%	9.51%	2/19/2030	3,799	3,792	3,799	0.18
Trunk Acquisition, Inc.	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.75%	9.51%	2/19/2030	5	5	5	—
Trunk Acquisition, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.75%	9.51%	2/19/2030	3,649	3,080	3,099	0.15
							92,641	92,311	4.47
Life Sciences Tools & Services
Emmes Blocker, Inc.	(8)(18)	First Lien Term Loan	S + 5.75%	9.50%	7/7/2028	152	152	151	0.01
Emmes Blocker, Inc.	(15)(18)	First Lien Delayed Draw Term Loan	S + 5.75%	9.50%	7/7/2028	102	102	101	—
KWOL Acquisition, Inc.	(8)(18)	First Lien Term Loan	S + 5.00%	8.75%	12/12/2029	244	242	241	0.01
KWOL Acquisition, Inc.	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	12/12/2029	40,661	40,449	40,052	1.94
KWOL Acquisition, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	8.75%	12/12/2029	4,111	(17)	(62)	—
LSCS Holdings, Inc.	(5)(15)(20)	First Lien Term Loan	S + 4.50%	8.25%	3/4/2032	1,481	1,475	1,457	0.07
Parexel International Inc	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.16%	12/12/2031	782	781	783	0.04
Sotera Health Holdings, LLC	(5)(6)(8)(15)(20)	First Lien Term Loan	S + 2.25%	5.91%	5/30/2031	1,915	1,912	1,919	0.09
							45,096	44,642	2.16
Machinery
Arch Cutting Tools Corp.	(8)(20)	First Lien Term Loan	S + 5.25%	9.10% (Incl. 0.50% PIK)	4/30/2028	245	245	228	0.01
Dynatect Group Holdings, Inc.	(8)(17)	First Lien Term Loan	S + 4.50%	8.35%	9/29/2028	1,646	1,646	1,646	0.08
Dynatect Group Holdings, Inc.	(7)(15)(17)	First Lien Revolver	S + 4.50%	8.35%	6/30/2028	1,236	—	—	—
Engineered Machinery Holdings, Inc.	(5)(6)(15)(20)	First Lien Term Loan	S + 3.25%	7.00%	11/26/2032	515	514	518	0.03
Flow Control Solutions, Inc.	(8)(18)	First Lien Term Loan	S + 5.00%	8.75%	3/29/2029	177	177	177	0.01
Flow Control Solutions, Inc.	(8)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	3/29/2029	67	66	66	—
Flow Control Solutions, Inc.	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	3/29/2029	7,864	7,833	7,825	0.38
Flow Control Solutions, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	8.75%	3/29/2029	1,411	146	150	0.01
Merlin Buyer, Inc.	(5)(7)(15)(20)	First Lien Revolver	S + 3.75%	7.50%	4/16/2031	598	(2)	(6)	—
Process Insights Acquisition, Inc.	(8)(17)	First Lien Term Loan	S + 6.25%	10.00% (Incl. 4.60% PIK)	7/18/2029	246	245	223	0.01
RFI Buyer, Inc.	(8)(13)(16)(18)	First Lien Term Loan	S + 4.50%	8.35%	8/5/2030	10,353	10,309	10,301	0.50
RFI Buyer, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.35%	8/5/2030	7,796	2,875	2,858	0.14
RFI Buyer, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.35%	8/5/2030	1,801	101	99	—
SunSource Borrower, LLC	(5)(8)(15)(20)	First Lien Term Loan	S + 4.00%	7.76%	3/25/2031	4,912	4,926	4,922	0.24
WCI-Cedar Purchaser, LLC	(8)(17)	First Lien Term Loan	S + 4.50%	8.51%	12/31/2027	244	244	243	0.01
							29,325	29,250	1.42

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Media
Arches Buyer Inc.	(5)(8)(15)(19)	First Lien Term Loan	S + 3.25%	7.01%	12/6/2027	$2,930	$2,897	$2,927	0.14%
Creative Artists Agency, LLC	(5)(15)(20)	First Lien Term Loan	S + 2.50%	6.16%	10/1/2031	1,903	1,901	1,905	0.09
Imagine Learning LLC	(5)(15)(19)	First Lien Term Loan	S + 3.50%	7.16%	12/21/2029	1,159	1,138	1,093	0.05
MH Sub I, LLC	(5)(8)(15)(19)	First Lien Term Loan	S + 4.25%	7.91%	5/3/2028	2,917	2,915	2,843	0.14
MH Sub I, LLC	(5)(8)(15)(19)	First Lien Term Loan	S + 4.25%	7.91%	12/31/2031	1,975	1,949	1,717	0.08
Planet US Buyer LLC	(5)(15)(20)	First Lien Term Loan	S + 3.00%	6.75%	2/7/2031	6,110	6,110	6,140	0.30
Red Ventures, LLC	(5)(8)(20)	First Lien Term Loan	S + 2.75%	6.41%	3/4/2030	906	907	843	0.04
United Talent Agency LLC	(5)(15)(20)	First Lien Term Loan	S + 3.00%	6.66%	6/10/2032	2,993	3,003	3,006	0.15
							20,820	20,474	0.99
Oil, Gas and Consumable Fuels
CPPIB OVM Member U.S. LLC	(5)(15)(20)	First Lien Term Loan	S + 2.25%	6.00%	8/20/2031	2,588	2,588	2,592	0.13
Valicor PPC Intermediate II LLC	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.66%	7/24/2028	5,617	5,617	5,589	0.27
Valicor PPC Intermediate II LLC	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.66%	7/24/2028	1,761	1,758	1,752	0.09
Valicor PPC Intermediate II LLC	(8)(17)	First Lien Term Loan	S + 5.00%	8.66%	7/24/2028	202	201	201	0.01
Valicor PPC Intermediate II LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	7/24/2028	42	41	41	—
Valicor PPC Intermediate II LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.66%	1/24/2028	1,128	653	649	0.03
							10,858	10,824	0.53
Personal Care Products
Opal U.S. LLC	(5)(6)(15)(20)	First Lien Term Loan	S + 2.50%	6.25%	4/28/2032	3,474	3,480	3,476	0.17
							3,480	3,476	0.17
Pharmaceuticals
ACP Tara Holdings, Inc.	(5)(15)(20)	First Lien Term Loan	S + 2.50%	6.25%	12/15/2032	3,491	3,485	3,502	0.17
Amneal Pharmaceuticals LLC	(5)(6)(15)(19)	First Lien Term Loan	S + 3.00%	6.66%	8/1/2032	1,498	1,499	1,506	0.07
Bridges Consumer Healthcare Intermediate LLC	(13)(15)(16)(17)	First Lien Term Loan	S + 5.25%	9.12%	12/22/2031	13,912	13,858	13,842	0.67
Bridges Consumer Healthcare Intermediate LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.12%	12/22/2031	11,637	5,274	5,238	0.25
Bridges Consumer Healthcare Intermediate LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.25%	9.12%	12/22/2031	2,682	(13)	(13)	—
Creek Parent, Inc.	(13)(15)(18)	First Lien Term Loan	S + 5.00%	8.66%	12/18/2031	864	859	858	0.04
Creek Parent, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	8.66%	12/18/2031	125	(1)	(1)	—
Curium BidCo S.a r.l.	(5)(6)(15)(20)	First Lien Term Loan	S + 3.00%	6.75%	8/4/2031	3,960	3,936	3,963	0.19
Exactcare Parent, Inc.	(8)(17)	First Lien Term Loan	S + 5.50%	9.25%	11/5/2029	244	242	244	0.01
NH Kronos Parent, Inc.	(8)(13)(16)(19)	First Lien Term Loan	S + 4.50%	8.25%	1/31/2033	46,541	46,441	46,308	2.25
NH Kronos Parent, Inc.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	1/31/2033	3,082	(4)	(15)	—
NH Kronos Parent, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.50%	8.25%	1/31/2033	4,623	(11)	(23)	—
Puma Buyer, LLC	(8)(13)(16)(19)	First Lien Term Loan	S + 4.25%	8.00%	3/29/2032	18,801	18,741	18,801	0.91
Puma Buyer, LLC	(13)(15)(19)	First Lien Term Loan	S + 4.25%	8.00%	3/29/2032	8,223	8,206	8,223	0.40
Puma Buyer, LLC	(7)(13)(15)(19)	First Lien Revolver	S + 4.25%	8.00%	3/29/2032	4,677	(15)	—	—
TerSera Therapeutics LLC	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.75%	4/4/2030	22,806	22,708	22,806	1.11
TerSera Therapeutics LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.75%	9.50%	4/4/2030	441	(2)	—	—
							125,203	125,239	6.07

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Professional Services
ABC Legal Holdings, LLC	(8)(13)(18)	First Lien Term Loan	S + 4.25%	8.00%	8/13/2032	$9,136	$9,097	$9,045	0.44%
ABC Legal Holdings, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.25%	8.00%	8/13/2032	2,748	(6)	(27)	—
ABC Legal Holdings, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.25%	8.00%	8/13/2032	1,786	(8)	(18)	—
Analytic Partners, LP	(8)(18)	First Lien Term Loan	S + 4.25%	7.91%	4/4/2030	244	241	243	0.01
Analytic Partners, LP	(8)(13)(18)	First Lien Term Loan	S + 4.25%	7.91%	4/4/2030	9,606	9,594	9,582	0.47
Analytic Partners, LP	(7)(13)(15)(20)	First Lien Revolver	S + 4.25%	7.91%	4/4/2030	1,002	(4)	(3)	—
Carr, Riggs & Ingram Capital, L.L.C.	(8)(13)(15)(16)(19)	First Lien Term Loan	S + 4.50%	8.25%	11/18/2031	17,034	16,963	16,779	0.81
Carr, Riggs & Ingram Capital, L.L.C.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	11/18/2031	8,720	3,057	2,949	0.14
Carr, Riggs & Ingram Capital, L.L.C.	(7)(13)(15)(19)	First Lien Revolver	S + 4.50%	8.25%	11/18/2031	4,000	630	590	0.03
Citrin Cooperman Advisors LLC	(5)(15)(20)	First Lien Term Loan	S + 3.00%	6.75%	4/1/2032	4,218	4,221	4,111	0.20
Clinical Education Alliance, LLC	(8)(17)	First Lien Term Loan	S + 5.00%	8.90%	12/21/2026	172	171	171	0.01
Clinical Education Alliance, LLC	(8)(17)	First Lien Term Loan	S + 5.50%	9.40%	12/21/2026	71	71	71	—
DISA Holdings Corp.	(8)(18)	First Lien Term Loan	S + 5.00%	8.75%	9/9/2028	193	193	192	0.01
DISA Holdings Corp.	(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	9/9/2028	52	52	51	—
DTI Holdco, Inc.	(5)(15)(18)	First Lien Term Loan	S + 4.00%	7.66%	4/26/2029	1,042	909	953	0.05
Foreigner Bidco Inc.	(8)(17)	First Lien Term Loan	S + 6.00%	9.85%	4/19/2028	225	225	216	0.01
Foreigner Bidco Inc.	(8)(17)	First Lien Delayed Draw Term Loan	S + 6.00%	9.85%	4/19/2028	25	25	24	—
Grant Thornton Advisors LLC	(5)(6)(8)(15)(20)	First Lien Term Loan	S + 2.75%	6.41%	6/2/2031	7,115	7,094	6,788	0.33
HSI Halo Acquisition, Inc.	(13)(15)(18)	First Lien Term Loan	S + 5.00%	8.75%	6/30/2031	8,085	8,072	7,943	0.39
HSI Halo Acquisition, Inc.	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	6/30/2031	726	726	714	0.03
HSI Halo Acquisition, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	8.75%	6/28/2030	978	(2)	(17)	—
IG Investments Holdings, LLC	(13)(15)(16)(18)	First Lien Term Loan	S + 5.00%	8.75%	9/22/2028	10,277	10,249	10,277	0.50
IG Investments Holdings, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	8.75%	9/22/2028	1,172	(3)	—	—
Iris Buyer LLC	(8)(17)	First Lien Term Loan	S + 5.00%	8.75%	10/2/2030	244	241	243	0.01
Iris Buyer LLC	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.75%	10/2/2030	959	955	955	0.05
Lighthouse Parent Holdings, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	12/22/2031	4,716	(23)	(47)	—
Marina Acquisition, Inc.	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.75%	7/1/2030	9,865	9,795	9,717	0.47
Marina Acquisition, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.75%	7/1/2030	1,434	(10)	(22)	—
MHE Intermediate Holdings, LLC	(8)(17)	First Lien Term Loan	S + 6.00%	9.90%	7/21/2027	407	406	403	0.02
MHE Intermediate Holdings, LLC	(8)(17)	First Lien Term Loan	S + 6.50%	10.40%	7/21/2027	29	29	29	—
MHE Intermediate Holdings, LLC	(8)(17)	First Lien Term Loan	S + 6.25%	10.15%	7/21/2027	33	33	32	—
MHE Intermediate Holdings, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 6.00%	9.90%	7/21/2027	170	169	168	0.01
MHE Intermediate Holdings, LLC	(7)(15)(17)	First Lien Revolver	S + 6.00%	9.90%	7/21/2027	60	36	35	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Professional Services (continued)
Monarch Buyer, Inc.	(13)(15)(19)	First Lien Term Loan	S + 4.50%	8.37%	6/2/2032	$9,771	$9,730	$9,673	0.47%
Monarch Buyer, Inc.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	6/2/2032	4,098	868	837	0.04
Monarch Buyer, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.75%	8.50%	6/2/2032	1,846	361	351	0.02
OMNIA Partners, LLC	(5)(8)(15)(20)	First Lien Term Loan	S + 2.75%	6.50%	12/31/2032	4,422	4,438	4,436	0.22
Propio LS, LLC	(8)(13)(16)(18)	First Lien Term Loan	S + 4.75%	8.50%	5/10/2030	19,272	19,135	19,176	0.93
Propio LS, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.50%	5/10/2030	533	120	120	0.01
Ruppert Landscape, LLC	(8)(16)(18)	First Lien Term Loan	S + 5.00%	8.75%	12/3/2029	11,660	11,652	11,602	0.56
Ruppert Landscape, LLC	(8)(13)(18)	First Lien Term Loan	S + 5.00%	8.75%	12/3/2029	7,034	7,008	6,999	0.34
Ruppert Landscape, LLC	(8)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	12/3/2029	4,763	4,728	4,739	0.23
Ruppert Landscape, LLC	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	12/3/2029	10,640	10,580	10,586	0.51
Ruppert Landscape, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	12/3/2029	2,707	(5)	(14)	—
Ruppert Landscape, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	8.75%	12/3/2029	2,961	655	651	0.03
Sedgwick Claims Management Services, Inc.	(5)(15)(20)	First Lien Term Loan	S + 2.50%	6.16%	7/31/2031	5,159	5,150	5,103	0.25
Skopima Consilio Parent LLC	(5)(8)(15)(19)	First Lien Term Loan	S + 3.75%	7.41%	5/12/2028	4,746	4,736	3,936	0.19
USRP Holdings, Inc.	(8)(18)	First Lien Term Loan	S + 4.75%	8.41%	12/31/2029	4,281	4,281	4,281	0.21
USRP Holdings, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	12/31/2029	17,768	16,804	16,866	0.82
USRP Holdings, Inc.	(7)(15)(18)	First Lien Revolver	S + 4.75%	8.41%	12/31/2029	2,290	(7)	—	—
Vensure Employer Services, Inc.	(8)(13)(15)(19)	First Lien Term Loan	S + 5.00%	8.75%	9/29/2031	11,719	11,688	11,543	0.56
Vensure Employer Services, Inc.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	9/29/2031	1,535	(6)	(23)	—
VT Topco, Inc.	(5)(15)(19)	First Lien Term Loan	S + 3.00%	6.66%	8/9/2030	5,098	5,094	5,009	0.24
YA Intermediate Holdings II, LLC	(8)(13)(16)(18)	First Lien Term Loan	S + 5.00%	8.75%	10/1/2031	10,675	10,636	10,568	0.51
YA Intermediate Holdings II, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	10/1/2031	4,505	1,419	1,385	0.07
YA Intermediate Holdings II, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	8.87%	10/1/2031	2,168	1,177	1,163	0.06
							213,440	211,134	10.26
Real Estate Management and Development
Sako and Partners Lower Holdings LLC	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.16%	9/15/2028	6,315	6,293	6,315	0.31
Sako and Partners Lower Holdings LLC	(8)(15)(17)	First Lien Term Loan	S + 4.50%	8.16%	9/15/2028	5,758	5,753	5,758	0.28
Sako and Partners Lower Holdings LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	9/15/2028	880	880	880	0.04
Sako and Partners Lower Holdings LLC	(7)(15)(17)	First Lien Revolver	S + 4.50%	8.16%	9/15/2028	1,922	(5)	—	—
							12,921	12,953	0.63
Software
Adelaide Borrower, LLC	(13)(15)(18)	First Lien Term Loan	S + 6.00%	9.75%	5/8/2030	7,517	7,414	7,292	0.35
Adelaide Borrower, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 6.00%	9.75%	5/8/2030	1,670	(11)	(50)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
Adelaide Borrower, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 6.00%	9.75%	5/8/2030	$1,040	$67	$52	—%
Ahead DB Holdings, LLC	(5)(15)(18)	First Lien Term Loan	S + 2.50%	6.25%	2/1/2031	2,711	2,711	2,672	0.13
Alta Buyer, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.25%	2/18/2033	19,244	19,180	19,196	0.93
Alta Buyer, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.25%	2/18/2033	2,094	(7)	(5)	—
Articulate Global, LLC	(8)(13)(16)(19)	First Lien Term Loan	S + 4.00%	7.75%	10/25/2032	36,271	36,195	35,999	1.75
Articulate Global, LLC	(7)(13)(15)(19)	First Lien Revolver	S + 4.00%	7.75%	10/25/2032	3,645	(8)	(27)	—
Artifact Bidco, Inc.	(8)(13)(19)	First Lien Term Loan	S + 4.15%	7.90%	7/28/2031	6,709	6,658	6,709	0.33
Artifact Bidco, Inc.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.15%	7.90%	7/28/2031	1,642	(6)	—	—
Artifact Bidco, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.15%	7.90%	7/26/2030	1,173	(8)	—	—
Atlas US Finco, Inc.	(6)(13)(15)(16)(17)	First Lien Term Loan	S + 4.50%	8.25%	12/9/2029	18,853	18,843	18,193	0.88
Atlas US Finco, Inc.	(6)(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.25%	12/9/2028	1,995	(3)	(70)	—
Banker's Toolbox, Inc.	(8)(15)(16)(18)	First Lien Term Loan	S + 4.50%	8.37%	7/27/2029	27,610	27,515	27,403	1.33
Banker's Toolbox, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.37%	7/27/2029	3,906	(9)	(29)	—
Banker's Toolbox, Inc.	(7)(15)(18)	First Lien Revolver	S + 4.50%	8.37%	7/27/2029	637	(4)	(5)	—
BlueCat Networks (USA) Inc.	(6)(8)(18)	First Lien Term Loan	S + 5.50%	9.25%	8/8/2028	182	182	181	0.01
BlueCat Networks (USA) Inc.	(6)(8)(13)(18)	First Lien Term Loan	S + 5.50%	9.25%	8/8/2028	5,134	5,114	5,108	0.25
BlueCat Networks (USA) Inc.	(6)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.50%	9.25%	8/8/2028	24	24	23	—
BlueCat Networks (USA) Inc.	(6)(8)(18)	First Lien Delayed Draw Term Loan	S + 5.50%	9.25%	8/8/2028	34	34	34	—
Boxer Parent Company Inc.	(5)(15)(20)	First Lien Term Loan	S + 2.75%	6.50%	7/30/2031	6,415	6,407	5,798	0.28
Camelot U.S. Acquisition LLC	(5)(6)(15)(20)	First Lien Term Loan	S + 2.75%	6.41%	1/31/2031	5,260	5,259	4,861	0.24
Central Parent LLC	(5)(8)(15)(20)	First Lien Term Loan	S + 3.25%	7.00%	7/6/2029	4,421	4,416	2,296	0.11
Clearwater Analytics Holdings, Inc.	(8)(13)(19)	First Lien Term Loan	S + 4.50%	8.25%	6/27/2033	30,430	30,354	30,430	1.48
Clearwater Analytics Holdings, Inc.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	6/27/2033	5,635	(7)	—	—
Clearwater Analytics Holdings, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.50%	8.25%	6/27/2033	3,663	(9)	—	—
Concord Global Acquisition, LLC	(13)(15)(16)(18)	First Lien Term Loan	S + 4.50%	8.25%	12/29/2031	10,522	10,481	10,416	0.51
Concord Global Acquisition, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	12/29/2031	4,575	1,631	1,601	0.08
Concord Global Acquisition, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.25%	12/29/2031	1,830	(9)	(18)	—
ConnectWise, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.50%	7.51%	9/29/2028	6,621	6,617	6,115	0.30
Conservice Midco, LLC	(8)(13)(18)	First Lien Term Loan	S + 4.50%	8.25%	2/25/2033	18,945	18,908	18,898	0.92
Conservice Midco, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.25%	2/25/2033	2,580	(6)	(6)	—
DT Intermediate Holdco, Inc.	(13)(15)(18)	First Lien Term Loan	S + 5.00%	8.75% (Incl. 2.25% PIK)	2/22/2030	4,102	4,096	3,969	0.19
DT Intermediate Holdco, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	2/22/2030	14,789	2,823	2,361	0.11
Eagan Parent, Inc.	(13)(15)(16)(19)	First Lien Term Loan	S + 4.25%	8.00%	9/8/2032	19,217	19,179	18,929	0.92
Eagan Parent, Inc.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.25%	8.00%	9/8/2032	4,804	(5)	(72)	—
Eagan Parent, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.25%	8.00%	9/8/2032	2,562	(6)	(38)	—
Eclipse Buyer, Inc.	(13)(15)(16)(19)	First Lien Term Loan	S + 4.50%	8.25%	9/8/2031	15,724	15,676	15,410	0.75
Eclipse Buyer, Inc.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	9/8/2031	2,665	(5)	(53)	—
Eclipse Buyer, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.50%	8.25%	9/8/2031	1,352	(5)	(27)	—
e-Discovery AcquireCo, LLC	(8)(17)	First Lien Term Loan	S + 6.25%	10.00%	8/29/2029	249	248	239	0.01
e-Discovery AcquireCo, LLC	(8)(13)(17)	First Lien Term Loan	S + 5.50%	9.25%	8/29/2029	1,525	1,523	1,445	0.07

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
Edition Holdings, Inc.	(13)(15)(16)(18)	First Lien Term Loan	S + 4.50%	8.16%	12/20/2032	$42,452	$42,397	$41,816	2.03%
Edition Holdings, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	12/20/2032	8,863	(14)	(133)	(0.01)
Edition Holdings, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.16%	12/20/2032	3,685	130	81	—
Emburse, Inc.	(8)(13)(16)(18)	First Lien Term Loan	S + 4.25%	8.00%	5/28/2032	25,421	25,359	25,103	1.22
Emburse, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.25%	8.00%	5/28/2032	4,539	(5)	(57)	—
Emburse, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.25%	8.00%	5/28/2032	4,539	(11)	(68)	—
Empyrean Solutions, LLC	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.25%	11/26/2031	2,765	2,755	2,765	0.13
Empyrean Solutions, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	11/26/2031	1,106	(2)	—	—
Empyrean Solutions, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.25%	11/26/2031	415	(2)	—	—
ESG Investments, Inc.	(8)(17)	First Lien Term Loan	S + 4.75%	8.50%	3/11/2029	138	136	136	0.01
ESG Investments, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.50%	3/11/2029	10,455	10,427	10,351	0.50
ESG Investments, Inc.	(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	3/11/2029	17	17	17	—
Fourth Enterprises, LLC	(8)(13)(16)(18)	First Lien Term Loan	S + 4.50%	8.16%	3/21/2031	24,823	24,729	24,388	1.18
Fourth Enterprises, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	3/21/2031	4,851	(19)	(85)	—
Fourth Enterprises, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.16%	3/21/2031	2,238	(11)	(39)	—
Genesys Cloud Services Holdings I, LLC	(5)(15)(20)	First Lien Term Loan	S + 2.50%	6.16%	1/30/2032	6,072	6,054	5,830	0.28
Higher Logic, LLC	(8)(13)(18)	First Lien Term Loan	S + 5.25%	9.00%	1/10/2029	8,998	8,971	8,976	0.44
Higher Logic, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 5.25%	9.00%	1/10/2029	759	(4)	(2.00)	—
Hyphen Solutions, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.16%	8/6/2032	9,428	9,409	9,381	0.46
Hyphen Solutions, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	8/6/2032	1,755	(2)	(9)	—
Hyphen Solutions, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.16%	8/6/2032	1,053	(2)	(5)	—
Inhabitiq Inc.	(13)(15)(16)(18)	First Lien Term Loan	S + 4.50%	8.16%	1/12/2032	17,398	17,372	17,268	0.84
Inhabitiq Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	1/12/2032	4,882	(5)	(37)	—
Inhabitiq Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.16%	1/12/2032	3,051	(6)	(23)	—
Innovative Systems L.L.C.	(8)(13)(18)	First Lien Term Loan	S + 4.75%	8.50%	8/20/2032	1,357	1,351	1,336	0.06
Innovative Systems L.L.C.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	8/20/2032	581	115	108	0.01
Innovative Systems L.L.C.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.50%	8/20/2032	194	(1)	(3)	—
Javelin Buyer, Inc.	(5)(7)(15)(20)	First Lien Revolver	S + 2.75%	6.50%	12/6/2029	1,304	—	(77)	—
Kaseya Inc.	(5)(7)(15)(20)	First Lien Revolver	S + 3.25%	7.00%	3/20/2030	1,522	(8)	(312)	(0.02)
Kipu Buyer, LLC	(8)(17)	First Lien Term Loan	S + 4.25%	8.00%	1/27/2028	1,967	1,952	1,967	0.10
Kipu Buyer, LLC	(7)(15)(17)	First Lien Revolver	S + 4.25%	8.00%	1/27/2028	365	289	292	0.01

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
KPA Parent Holdings, Inc.	(8)(13)(15)(16)(18)	First Lien Term Loan	S + 4.50%	8.16%	3/12/2032	$16,773	$16,697	$16,605	0.81%
KPA Parent Holdings, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	3/12/2032	2,192	(5)	(22)	—
KPA Parent Holdings, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.16%	3/12/2032	1,659	(8)	(17)	—
Litera Bidco LLC	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.66%	5/1/2028	5,123	5,122	5,097	0.25
Litera Bidco LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	5/1/2028	2,816	1,851	1,839	0.09
Litera Bidco LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.66%	5/1/2028	434	—	(2)	—
Majesco, LLC	(13)(15)(16)(19)	First Lien Term Loan	S + 4.50%	8.25%	1/7/2033	29,518	29,497	28,928	1.40
Majesco, LLC	(7)(13)(15)(19)	First Lien Revolver	S + 4.50%	8.25%	1/7/2033	2,567	(3)	(51)	—
Maverick Bidco Inc.	(13)(15)(16)(18)	First Lien Term Loan	S + 4.75%	8.62%	12/2/2031	47,305	47,204	46,595	2.26
Maverick Bidco Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.62%	12/2/2031	2,365	(3)	(35)	—
Maverick Bidco Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.62%	12/2/2031	1,892	(4)	(28)	—
McAfee Corp.	(5)(8)(19)	First Lien Term Loan	S + 3.00%	6.66%	3/1/2029	4,690	4,690	4,181	0.20
ML Holdco, LLC	(8)(13)(16)(19)	First Lien Term Loan	S + 4.25%	8.00%	10/25/2032	26,581	26,534	26,581	1.29
ML Holdco, LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.25%	8.00%	10/25/2032	6,915	(8)	—	—
Montana Buyer Inc.	(8)(16)(18)	First Lien Term Loan	S + 4.75%	8.41%	7/22/2029	24,974	24,974	24,599	1.19
Montana Buyer Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.41%	7/22/2028	2,352	(1)	(35)	—
MRI Software LLC	(8)(15)(17)	First Lien Term Loan	S + 4.75%	8.50%	2/10/2028	3,494	3,492	3,468	0.17
MRI Software LLC	(8)(17)	First Lien Term Loan	S + 4.75%	8.50%	2/10/2028	29	28	28	—
MRI Software LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	2/10/2028	1,286	1,283	1,277	0.06
MRI Software LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	2/10/2028	881	486	481	0.02
MRI Software LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.50%	2/10/2028	232	58	56	—
Nasuni Corporation	(13)(15)(18)	First Lien Term Loan	S + 5.00%	8.75%	9/10/2030	8,203	8,163	8,080	0.39
Nasuni Corporation	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	8.75%	9/10/2030	1,302	(7)	(20)	—
Navex Global Holdings Corporation	(8)(13)(16)(18)	First Lien Term Loan	S + 5.00%	8.66%	10/14/2032	29,204	29,101	28,766	1.40
Navex Global Holdings Corporation	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	10/14/2032	10,473	(12)	(157)	(0.01)
Navex Global Holdings Corporation	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	8.66%	10/14/2031	516	(1)	(8)	—
North Star Acquisitionco, LLC	(8)(17)	First Lien Term Loan	S + 4.75%	8.50%	5/3/2029	4,064	4,064	4,064	0.20
North Star Acquisitionco, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.50%	5/3/2029	2,367	2,362	2,367	0.11
North Star Acquisitionco, LLC	(8)(13)(17)	First Lien Term Loan	C + 4.75%	7.04%	5/3/2029	CAD 9,064	6,558	6,385	0.31
North Star Acquisitionco, LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	5/3/2029	1,713	1,712	1,713	0.08
North Star Acquisitionco, LLC	(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	5/3/2029	371	371	371	0.02
North Star Acquisitionco, LLC	(7)(15)(17)	First Lien Revolver	S + 4.75%	8.50%	5/3/2029	2,275	2,050	2,059	0.10
OEConnection LLC	(8)(13)(16)(19)	First Lien Term Loan	S + 4.50%	8.16%	12/23/2032	38,466	38,397	38,081	1.85
OEConnection LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.50%	8.16%	12/23/2032	9,581	(6)	(96)	—
OEConnection LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.16%	12/23/2032	4,124	(10)	(41)	—
OLO Parent, Inc.	(13)(15)(16)(19)	First Lien Term Loan	S + 4.50%	8.25%	9/13/2032	29,133	29,071	28,696	1.39
OLO Parent, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.50%	8.25%	9/13/2032	2,663	(6)	(40)	—
Onit, Inc.	(8)(13)(15)(18)	First Lien Term Loan	S + 4.75%	8.50%	1/27/2032	18,899	18,830	18,899	0.92
Onit, Inc.	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.25%	1/27/2032	6,007	5,997	5,992	0.29
Onit, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	1/27/2032	8,359	(17)	—	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
Onit, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.50%	1/27/2032	$2,786	$(14)	$—	—%
Onward Acquireco, Inc.	(8)(13)(18)	First Lien Term Loan	S + 5.05%	8.71% (Incl. 2.68% PIK)	4/1/2033	20,668	20,595	20,596	1.00
Onward Acquireco, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.41%	4/1/2033	8,800	(16)	(31)	—
Onward Acquireco, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.41%	4/1/2033	3,667	(13)	(13)	—
Pegasus Transtech Holding, LLC	(8)(17)	First Lien Term Loan	S + 6.00%	9.66%	11/17/2026	242	242	237	0.01
Pegasus Transtech Holding, LLC	(13)(15)(17)	First Lien Term Loan	S + 6.00%	9.66%	11/17/2026	10	10	10	—
Perforce Software, Inc.	(5)(8)(19)	First Lien Term Loan	S + 4.75%	8.41%	6/29/2029	2,933	2,888	1,654	0.08
Prism Parent Co. Inc.	(8)(13)(18)	First Lien Term Loan	S + 5.00%	8.66%	9/19/2028	3,891	3,891	3,862	0.19
Prism Parent Co. Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.66%	9/19/2028	401	159	157	0.01
Proofpoint, Inc.	(5)(15)(19)	First Lien Term Loan	S + 3.00%	6.75%	8/31/2028	2,026	2,026	1,960	0.10
QBS Parent, Inc.	(8)(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.25%	6/3/2032	4,714	4,705	4,573	0.22
QBS Parent, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.25%	6/3/2032	450	3	(13)	—
Rally Buyer, Inc.	(13)(15)(18)	First Lien Term Loan	S + 6.25%	10.00% (Incl. 3.50% PIK)	7/19/2029	184	184	160	0.01
Rally Buyer, Inc.	(15)(18)	First Lien Delayed Draw Term Loan	S + 6.25%	10.00% (Incl. 3.50% PIK)	7/19/2029	16	16	14	—
Renaissance Holding Corp	(5)(15)(19)	First Lien Term Loan	S + 4.00%	7.75%	4/5/2030	4,351	4,351	3,469	0.17
Routeware, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.25%	9.00%	9/18/2031	6,364	6,341	6,284	0.31
Routeware, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.00%	9/18/2031	2,955	685	656	0.03
Routeware, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.25%	8.91%	9/18/2031	682	134	128	0.01
Supernova Intermediate Pty Ltd	(6)(8)(13)(19)	First Lien Term Loan	S + 5.00%	8.75%	5/12/2033	22,933	22,880	22,878	1.11
Supernova Intermediate Pty Ltd	(6)(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	5/12/2033	8,339	(10)	(20)	—
Supernova Intermediate Pty Ltd	(6)(7)(13)(15)(19)	First Lien Revolver	S + 5.00%	8.75%	5/12/2033	2,919	(7)	(7)	—
Thunder Purchaser, Inc.	(8)(13)(17)	First Lien Term Loan	S + 5.25%	9.15%	6/30/2028	244	243	244	0.01
Thunder Purchaser, Inc.	(8)(13)(17)	First Lien Term Loan	S + 5.25%	9.15%	6/30/2028	4,108	4,096	4,108	0.20
Thunder Purchaser, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.15%	6/30/2028	9,817	7,322	7,335	0.36
TriMech Acquisition Corp.	(8)(17)	First Lien Term Loan	S + 4.75%	8.50%	3/10/2028	1,794	1,794	1,794	0.09
TriMech Acquisition Corp.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.50%	3/10/2028	4,025	4,025	4,025	0.20
TriMech Acquisition Corp.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.50%	3/10/2028	8,821	8,801	8,821	0.43
TriMech Acquisition Corp.	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	3/10/2028	10,815	10,787	10,815	0.53
TriMech Acquisition Corp.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	SON + 4.75%	8.50%	3/10/2028	GBP 2,342	1,215	1,195	0.06
TriMech Acquisition Corp.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	3/10/2028	6,703	(7)	—	—
TriMech Acquisition Corp.	(7)(15)(17)	First Lien Revolver	S + 4.75%	8.50%	3/10/2028	7,004	(16)	—	—
UKG Inc.	(5)(15)(20)	First Lien Term Loan	S + 2.25%	6.00%	2/10/2031	5,932	5,929	5,600	0.27
Validity, Inc.	(13)(15)(19)	First Lien Term Loan	S + 5.00%	8.87%	4/12/2032	4,370	4,294	4,260	0.21
Validity, Inc.	(7)(13)(15)(20)	First Lien Revolver	S + 5.00%	8.87%	4/10/2030	783	—	(8)	—
Vamos Bidco, Inc	(13)(15)(19)	First Lien Term Loan	S + 4.50%	8.25%	1/30/2032	8,754	8,719	8,491	0.41
Vamos Bidco, Inc	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	1/30/2032	3,684	(7)	(111)	(0.01)
Vamos Bidco, Inc	(7)(13)(15)(19)	First Lien Revolver	S + 4.50%	8.25%	1/30/2032	1,105	179	151	0.01
WatchGuard Technologies, Inc.	(8)(18)	First Lien Term Loan	S + 5.25%	8.91%	7/2/2029	244	238	228	0.01
							837,981	822,353	39.99

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Specialty Retail
LS Group Opco Acquisition LLC	(5)(8)(15)(20)	First Lien Term Loan	S + 2.50%	6.25%	4/23/2031	$4,089	$4,094	$4,080	0.20%
Mavis Tire Express Services Topco, Corp.	(5)(8)(15)(18)	First Lien Term Loan	S + 3.00%	6.87%	5/4/2028	4,250	4,249	4,249	0.21
Monahan Products, LLC	(8)(17)	First Lien Term Loan	S + 5.50%	9.25%	8/27/2028	61	61	61	—
SCW Holdings III Corp.	(8)(13)(15)(16)(18)	First Lien Term Loan	S + 5.00%	8.75%	3/17/2032	18,995	18,965	18,805	0.91
SCW Holdings III Corp.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	3/17/2032	6,000	(17)	(60)	—
SCW Holdings III Corp.	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	8.75%	3/17/2031	2,035	(8)	(20)	—
Shock Doctor Intermediate, LLC	(8)(17)	First Lien Term Loan	S + 5.50%	9.25%	11/20/2029	234	232	234	0.01
							27,576	27,349	1.33
Technology Hardware, Storage and Peripherals
TouchTunes Music Group, LLC	(5)(8)(19)	First Lien Term Loan	S + 4.75%	8.50%	4/2/2029	2,933	2,926	2,693	0.13
UBEO, LLC	(8)(17)	First Lien Term Loan	S + 5.25%	9.00%	7/3/2028	799	799	799	0.04
UBEO, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.00%	7/3/2028	7,106	3,384	3,408	0.17
Victors Purchaser, LLC	(13)(15)(16)(19)	First Lien Term Loan	S + 4.50%	8.25%	12/23/2032	9,621	9,605	9,548	0.46
Victors Purchaser, LLC	(13)(15)(19)	First Lien Term Loan	S + 4.50%	8.25%	12/23/2032	7,285	7,278	7,231	0.35
Victors Purchaser, LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	12/23/2032	2,286	(1)	(17)	—
Victors Purchaser, LLC	(7)(13)(15)(19)	First Lien Revolver	S + 4.25%	7.91%	12/23/2032	2,335	223	210	0.01
							24,214	23,872	1.16
Textiles, Apparel and Luxury Goods
Gloves Buyer, Inc.	(5)(7)(15)(19)	First Lien Revolver	S + 1.25%	4.91%	5/22/2030	631	147	147	0.01
Varsity Brands, Inc.	(5)(15)(20)	First Lien Term Loan	S + 2.75%	6.50%	8/26/2031	4,781	4,772	4,793	0.23
							4,919	4,940	0.24
Trading Companies and Distributors
Kele Holdco, Inc.	(8)(17)	First Lien Term Loan	S + 4.50%	8.16%	2/20/2028	2,593	2,593	2,593	0.13
Kele Holdco, Inc.	(7)(15)(17)	First Lien Revolver	S + 4.50%	8.16%	2/20/2028	342	205	205	0.01
Painters Supply and Equipment Co.	(8)(13)(17)	First Lien Term Loan	S + 5.50%	9.35%	8/10/2027	2,413	2,408	2,365	0.11
Painters Supply and Equipment Co.	(8)(17)	First Lien Term Loan	S + 5.50%	9.35%	8/10/2027	3,348	3,331	3,281	0.16
Painters Supply and Equipment Co.	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.50%	9.35%	8/10/2027	505	504	494	0.03
Painters Supply and Equipment Co.	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.50%	9.35%	8/10/2027	1,524	1,517	1,494	0.07
							10,558	10,432	0.51
Transportation Infrastructure
VRS Buyer, Inc.	(5)(15)(20)	First Lien Term Loan	S + 3.50%	7.25%	10/12/2032	323	322	322	0.02
VRS Buyer, Inc.	(5)(7)(15)(20)	First Lien Delayed Draw Term Loan	S + 3.50%	7.25%	10/12/2032	23	—	—	—
							322	322	0.02

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Wireless Telecommunication Services
Alert Media, Inc.	(8)(17)	First Lien Term Loan	S + 5.50%	9.25%	4/12/2028	$149	$149	$149	0.01%
Alert Media, Inc.	(8)(17)	First Lien Term Loan	S + 5.25%	9.00%	4/12/2028	131	131	131	0.01
Alert Media, Inc.	(8)(13)(17)	First Lien Term Loan	S + 6.25%	10.00% (Incl. 9.00% PIK)	4/12/2028	493	492	493	0.03
Alert Media, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.25%	8.91%	4/12/2028	211	36	37	—
CCI Buyer, Inc.	(13)(15)(16)(18)	First Lien Term Loan	S + 5.00%	8.75%	5/13/2032	34,480	34,331	34,308	1.66
CCI Buyer, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	8.75%	5/13/2032	2,029	(10)	(10)	—
DAS Purchaser 2 Corp.	(13)(15)(18)	First Lien Term Loan	S + 5.25%	9.10% (Incl. 1.76% PIK)	5/4/2029	92	92	91	—
DAS Purchaser 2 Corp.	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.25%	9.10% (Incl. 1.76% PIK)	5/4/2029	183	183	182	0.01
							35,404	35,381	1.72
Total Secured Debt Investments							4,467,827	4,423,793	214.81

Unsecured Debt Investments
Diversified Consumer Services
AVG Intermediate Holdings LLC	(15)	Subordinated Unsecured Term Loan	N/A	13.75% PIK	11/16/2028	$716	$716	$700	0.03%
AVG Intermediate Holdings LLC	(15)	Subordinated Unsecured Delayed Draw Term Loan	N/A	13.75% PIK	11/16/2028	274	274	267	0.01
PPV Intermediate Holdings, LLC	(15)	Subordinated Unsecured Term Loan	N/A	13.75% PIK	8/30/2030	7	6	6	—
PPV Intermediate Holdings, LLC	(3)(8)	Subordinated Unsecured Delayed Draw Term Loan	N/A	13.75% PIK	8/30/2030	—	—	—	—
PPV Intermediate Holdings, LLC	(15)	Subordinated Unsecured Term Loan	N/A	14.75% PIK	8/30/2030	2	2	2	—
PPV Intermediate Holdings, LLC	(3)(15)	Subordinated Unsecured Delayed Draw Term Loan	N/A	13.75% PIK	8/30/2030	—	—	—	—
							998	975	0.04
Health Care Technology
Employee Health Co.	(15)	Senior Unsecured Term Loan	N/A	13.75% PIK	11/10/2031	350	345	304	0.02
							345	304	0.02
Healthcare Providers and Services
GTCR BC Intermediate II, Inc.	(13)(15)	Subordinated Unsecured Term Loan	N/A	12.75% PIK	11/20/2034	7,538	7,375	7,293	0.35
New ACI Intermediate I LLC	(13)(15)	Subordinated Unsecured Term Loan	N/A	10.00% PIK	6/28/2032	807	807	807	0.04
							8,182	8,100	0.39
Insurance
KWOR Acquisition, Inc.	(13)(15)(17)	Subordinated Unsecured Term Loan	S + 8.00%	11.75% (Incl. 8.00% PIK)	2/28/2030	757	757	757	0.04
							757	757	0.04

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software
OEC Holdco, LLC	(13)(15)	Subordinated Unsecured Term Loan	N/A	11.00% PIK	12/30/2035	$10,578	$10,399	$10,260	0.50%
							10,399	10,260	0.50
Total Unsecured Debt Investments							20,681	20,396	0.99

Equity Investments
Automobile Components
Enthusiast Auto Holdings, LLC	(3)(11)(15)	Common	—	—	—	—	$136	$221	0.01%
Quality Automotive Services, LLC	(11)(15)	Common	—	—	—	237	366	603	0.03
							502	824	0.04
Building Products
MDC Interior Acquisition Inc	(12)(13)(15)	Common	—	—	—	1	894	1,074	0.05
							894	1,074	0.05
Capital Markets
Arax MidCo, LLC	(7)(12)(13)(15)	LP Units	—	—	—	1,154	924	1,242	0.06
GTCR ABC Buyer, LLC	(12)(13)(15)	Common	—	—	—	1,708	—	—	—
GTCR ABC Holdings, LLC	(12)(13)(15)	Preferred	—	—	—	2	1,708	1,708	0.08
Integrum Elevate Co-Invest LP	(12)(13)(15)	Common	—	—	—	122	122	122	0.01
Lido Advisors, LLC	(12)(13)(15)	Preferred	—	—	—	529	562	582	0.03
Lido Advisors, LLC	(12)(13)(15)	Common	—	—	—	529	547	576	0.03
							3,863	4,230	0.21
Chemicals
Americhem, Inc.	(12)(13)(15)	Common	—	—	—	6	571	760	0.04
Bulab Holdings, Inc.	(12)(13)(15)	LP Units	—	—	—	867	870	869	0.04
							1,441	1,629	0.08
Commercial Services and Supplies
AWP Group Holdings, Inc.	(3)(11)(15)	Common	—	—	—	—	309	314	0.02
Hercules Borrower LLC	(9)(11)(15)	Common	—	—	—	140	252	220	0.01
Low Voltage Holdings INC.	(12)(13)(15)	LP Units	—	—	—	2	2,363	3,167	0.15
REP Summit Coinvest IV, L.P.	(12)(13)(15)	LP Units	—	—	—	753	756	685	0.03
Zinc Buyer Corporation	(12)(13)(15)	LP Units	—	—	—	242	242	261	0.01
							3,922	4,647	0.22
Construction & Engineering
Hydraulic Technologies USA LLC	(12)(13)(15)	Common	—	—	—	8	8	—	—
Hydraulic Technologies USA LLC	(12)(13)(15)	Preferred	—	—	—	743	743	361	0.02
MEI Buyer LLC	(11)(15)	Common	—	—	—	1	796	2,863	0.14
							1,547	3,224	0.16
Containers and Packaging
Packaging Coordinators Midco, Inc.	(12)(13)(15)	LP Units	—	—	—	2	1,935	1,635	0.08
Proampac PG Parent LLC	(12)(13)(15)	Preferred	N/A	13.00% PIK	—	258	253	253	0.01
							2,188	1,888	0.09
Diversified Consumer Services
AVG Intermediate Holdings LLC	(11)(15)	Common	—	—	—	243	387	255	0.01
EXPG Holdings, L.P.	(12)(13)(15)	Common	—	—	—	1	515	506	0.03

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services (continued)
FSHS I, LLC	(3)(11)(15)	Common	—	—	—	—	$203	$196	0.01%
GS Seer Group Borrower, LLC	(3)(11)(15)	Common	—	—	—	—	110	41	—
Health Buyer LLC	(3)(11)(15)	Common	—	—	—	—	159	136	0.01
Home Service TopCo IV, Inc.	(11)(15)	Common	—	—	—	2	74	398	0.02
Lido Co-Invest L.P.	(12)(13)(15)	LP Units	—	—	—	289	289	289	0.01
Seahawk BidCo, LLC	(12)(13)(15)	LP Units	—	—	—	3	3,035	3,798	0.18
US Fitness Holdings, LLC	(12)(13)(15)	LP Units	—	—	—	3	3,182	5,583	0.27
VPP Intermediate Holdings, LLC	(3)(11)(15)	LP Units	—	—	—	—	265	217	0.01
							8,219	11,419	0.55
Energy Equipment and Services
CRCI Longhorn Holdings, Inc.	(12)(13)(15)	LP Units	—	—	—	1	1,154	1,369	0.07
Integrated Power Services Holdings, Inc.	(3)(11)(15)	Common	—	—	—	—	895	1,236	0.06
							2,049	2,605	0.13
Financial Services
Foreside Financial Group, LLC	(11)(15)	Common	—	—	—	507	648	589	0.03
Foreside Financial Group, LLC	(11)(15)	Preferred	N/A	11.00% PIK	—	969	969	972	0.05
GTCR Momentum Aggregator LP	(12)(13)(15)	Preferred	—	—	—	865	961	953	0.05
Opalite Holdings, L.P.	(12)(13)(15)	LP Units	—	—	—	1	818	818	0.04
TA Investors Thunderbolt, L.P.	(7)(12)(13)(15)	LP Units	—	—	—	1,667	1,395	1,188	0.06
							4,791	4,520	0.23
Healthcare Providers and Services
AB Centers Acquisition Corporation	(10)(11)(15)	Preferred	—	—	—	374	374	591	0.03
ACG Parent Holdings, LP	(12)(13)(15)	Common	—	—	—	17	17	169	0.01
ACG Parent Holdings, LP	(12)(13)(15)	Preferred	—	—	—	2	1,734	1,689	0.08
Cyan Investors LP	(7)(12)(13)(15)	LP Units	—	—	—	1,925	1,690	1,533	0.07
DCA TopCo LP	(12)(13)(15)	Common	—	—	—	101	1,209	1,209	0.06
EPFS Buyer, Inc.	(12)(13)(15)	Common	—	—	—	1	625	913	0.05
MRO Corporation	(12)(13)(15)	Common	—	—	—	1	716	798	0.04
New ACI Holdings LLC	(12)(13)(15)	Common	—	—	—	3	1,361	1,363	0.07
OIS Management Services, LLC	(11)(15)	Preferred	—	—	—	42	554	1,015	0.05
RxSense Holdings LLC	(11)(15)	Common	—	—	—	14	284	289	0.01
SCHP Holdings, L.P.	(12)(13)(15)	LP Units	—	—	—	20	1,987	2,131	0.10
USHV Management, LLC	(11)(15)	Common	—	—	—	100	106	121	—
							10,657	11,821	0.57
Healthcare Equipment and Supplies
REP RS Coinvest IV, L.P.	(7)(12)(13)(15)	LP Units	—	—	—	1,410	1,271	1,398	0.07
							1,271	1,398	0.07
Health Care Technology
DeLorean Purchaser, Inc.	(12)(13)(15)	Common	—	—	—	3,043	3,043	2,738	0.13
F&M Buyer LLC	(12)(13)(15)	Common	—	—	—	1,217	1,217	1,368	0.07
FH VH Parent, L.P.	(12)(13)(15)	Common	—	—	—	785	1,130	1,340	0.07
Goldeneye Parent, LLC	(12)(13)(15)	LP Units	—	—	—	55	1,111	1,354	0.07
Novacap TMT VI Co-Investment (Invita) LP	(12)(13)(15)	LP Units	—	—	—	535	561	513	0.02
Unlimited Technology Holdings, LLC	(12)(13)(15)	LP Units	—	—	—	1,655	1,655	1,291	0.06
							8,717	8,604	0.42

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Insurance
AmeriLife Holdings LLC	(11)(15)	Common	—	—	—	6	$222	$405	0.02%
BayPine Regal Co-Invest, LP	(12)(13)(15)	LP Units	—	—	—	1,935	1,935	1,935	0.09
Galway Borrower LLC	(11)(15)	LP Units	—	—	—	109	113	123	0.01
Integrity Marketing Acquisition, LLC	(3)(11)(15)	Common	—	—	—	—	6	5	—
Integrity Marketing Acquisition, LLC	(11)(15)	Preferred	—	—	—	48	571	449	0.02
Integrity Marketing Acquisition, LLC	(11)(15)	Preferred	N/A	10.50% PIK	—	231	231	195	0.01
Iris Specialty Acquisition LLC	(12)(13)(15)	Common	—	—	—	3,395	3,395	3,250	0.16
KWOR Acquisition, Inc.	(3)(12)(13)(15)	Common	—	—	—	—	330	—	—
KWOR Acquisition, Inc.	(3)(12)(13)(15)	Preferred	—	—	—	—	481	211	0.01
Mclarens Midco Inc.	(11)(15)	LP Units	—	—	—	40	132	179	0.01
Unison Risk Advisors Inc.	(12)(13)(15)	LP Units	—	—	—	1,820	2,857	2,543	0.12
							10,273	9,295	0.45
IT Services
DT1 Midco Corp	(12)(13)(15)	LP Units	—	—	—	3,422	3,422	2,215	0.11
Ridge Trail US Bidco, Inc.	(12)(13)(15)	Preferred	—	—	—	1,418	1,616	1,690	0.08
Ridge Trail US Bidco, Inc.	(12)(13)(15)	Common	—	—	—	34	34	373	0.02
Spirit RR Holdings, Inc.	(11)(15)	Common	—	—	—	445	673	888	0.04
							5,745	5,166	0.25
Pharmaceuticals
Creek Parent, Inc.	(12)(13)(15)	LP Units	—	—	—	150	150	163	0.01
							150	163	0.01
Professional Services
Elevator Holdco, Inc. Common Stock	(3)(11)(15)	Common	—	—	—	—	453	371	0.02
Marina Acquisition, Inc.	(3)(12)(13)(15)	Common	—	—	—	—	231	213	0.01
Monarch Buyer, Inc.	(12)(13)(15)	LP Units	—	—	—	2,753	2,791	2,766	0.13
USRP Holdings, Inc.	(3)(11)(15)	Preferred	—	—	—	—	285	233	0.01
							3,760	3,583	0.17
Software
CB ML Co-Invest, L.P.	(12)(13)(15)	Common	—	—	—	3,780	3,794	4,687	0.23
Concord Global Acquisition, LLC	(12)(13)(15)	LP Units	—	—	—	2,670	2,987	2,438	0.12
Eclipse Buyer, Inc.	(12)(13)(15)	Preferred	N/A	12.50% PIK	—	4,157	4,157	4,062	0.20
Five Arrows Supernova Falt Co-Invest Scsp	(6)(12)(13)(15)	Common	—	—	—	1,055	1,074	1,055	0.05
GT Silver Co-Invest SCSp	(3)(12)(13)(15)	LP Units	—	—	—	—	2,395	2,395	0.11
Noble Aggregator LP	(12)(13)(15)	Common	—	—	—	4	4,068	2,858	0.14
North Star Acquisitionco, LLC	(11)(15)	Common	—	—	—	336	362	477	0.02
North Star Acquisitionco, LLC	(12)(13)(15)	LP Units	—	—	—	51	72	72	—
							18,909	18,044	0.87

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Specialty Retail
SCW Holdings III Corp.	(12)(13)(15)	LP Units	—	—	—	1	$1,167	$1,612	0.08%
							1,167	1,612	0.08
Technology Hardware, Storage and Peripherals
WP Victors Co-Investment	(12)(13)(15)	LP Units	—	—	—	651	651	820	0.04
							651	820	0.04
Textiles, Apparel and Luxury Goods
Gloves Buyer, Inc.	(12)(13)(15)	Common	—	—	—	2	243	412	0.02
							243	412	0.02
Trading Companies and Distributors
Kele Holdco, Inc.	(3)(11)(15)	Common	—	—	—	—	187	303	0.01
Painters Supply and Equipment Co.	(11)(15)	Common	—	—	—	2	522	121	0.01
							709	424	0.02
Transportation Infrastructure
VRS Buyer, Inc.	(12)(13)(15)	Common	—	—	—	9	915	1,198	0.06
							915	1,198	0.06
Total Equity Investments							92,583	98,600	4.79
Total Investments - non-controlled/non-affiliated							4,581,091	4,542,789	220.59

Short-Term Investments
BlackRock Liquidity T-Fund - Institutional Shares	(14)		—	—	—	—	$72,811	$72,811	3.54%
Total Short-Term Investments							72,811	72,811	3.54
Total Investments at fair value							$4,653,902	$4,615,600	224.13%

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Derivative Instrument	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Derivative asset (liability) at fair value
Interest rate swap	Fixed 5.76%	3M SOFR + 2.38%	Royal Bank of Canada	3/30/2030	$500,000	$(11,235)
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
2.
The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), Canadian Overnight Repo Rate Average (“CORRA” or “C”), Sterling Overnight Index Average (“SONIA” or “SON”), Euro Interbank Offered Rate (“EURIBOR” or “E”) or other relevant benchmark, which reset daily, monthly, quarterly, semi-annually or annually. For each such investment, the Company has provided the spread over reference rates and the current contractual interest rate in effect on June 30, 2026. Certain investments are subject to an interest rate floor, or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
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
6.
The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2026, non-qualifying assets represented 5.00% of total assets as calculated in accordance with regulatory requirements.
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
11.
Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2026, the aggregate fair value of these securities is $14,026 or 0.68% of the Company’s net assets. The acquisition date of these restricted securities was January 19, 2024.
12.
Security exempt from registration under the Securities Act, and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2026, the aggregate fair value of these securities is $84,574 or 4.11% of the Company’s net assets. The acquisition dates of these restricted securities are as follows:

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Portfolio Company	Investment	Acquisition Date
ACG Parent Holdings, LP	Common	July 25, 2025
ACG Parent Holdings, LP	Preferred	July 25, 2025
Americhem, Inc.	Common	February 28, 2025
Arax MidCo, LLC	LP Units	May 30, 2024
BayPine Regal Co-Invest, LP	LP Units	June 1, 2026
Bulab Holdings, Inc.	LP Units	July 1, 2025
CB ML Co-Invest, L.P.	Common	October 24, 2025
Concord Global Acquisition, LLC	LP Units	December 27, 2024
CRCI Longhorn Holdings, Inc.	LP Units	August 27, 2024
Creek Parent, Inc.	LP Units	December 18, 2024
Cyan Investors LP	LP Units	November 19, 2025
DCA TopCo LP	Common	June 2, 2026
DeLorean Purchaser, Inc.	Common	December 16, 2024
DT1 Midco Corp	LP Units	December 30, 2024
Eclipse Buyer, Inc.	Preferred	September 6, 2024
EPFS Buyer, Inc.	Common	July 31, 2025
EXPG Holdings, L.P.	Common	December 10, 2025
F&M Buyer LLC	Common	March 18, 2025
FH VH Parent, L.P.	Common	October 31, 2025
Five Arrows Supernova Falt Co-Invest Scsp	Common	May 12, 2026
Gloves Buyer, Inc.	Common	June 6, 2025
Goldeneye Parent, LLC	LP Units	March 31, 2025
GT Silver Co-Invest SCSp	LP Units	June 25, 2026
GTCR ABC Buyer, LLC	Common	April 14, 2026
GTCR ABC Holdings, LLC	Preferred	April 14, 2026
GTCR Momentum Aggregator LP	Preferred	July 2, 2025
Hydraulic Technologies USA LLC	Common	June 3, 2024
Hydraulic Technologies USA LLC	Preferred	June 3, 2024
Integrum Elevate Co-Invest LP	Common	June 30, 2026
Iris Specialty Acquisition LLC	Common	November 20, 2025
KWOR Acquisition, Inc.	Common	February 28, 2025
KWOR Acquisition, Inc.	Preferred	February 28, 2025
Lido Advisors, LLC	Common	August 6, 2025
Lido Advisors, LLC	Preferred	August 6, 2025
Lido Co-Invest L.P.	LP Units	April 2, 2026
Low Voltage Holdings INC.	LP Units	April 28, 2025
Marina Acquisition, Inc.	Common	July 1, 2024
MDC Interior Acquisition Inc	Common	April 26, 2024
Monarch Buyer, Inc.	LP Units	June 2, 2025
MRO Corporation	Common	June 3, 2025

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Portfolio Company	Investment	Acquisition Date
New ACI Holdings LLC	Common	June 29, 2026
Noble Aggregator LP	Common	October 14, 2025
North Star Acquisitionco, LLC	LP Units	June 8, 2026
Novacap TMT VI Co-Investment (Invita) LP	LP Units	August 12, 2025
Opalite Holdings, L.P.	LP Units	April 21, 2026
Packaging Coordinators Midco, Inc.	LP Units	September 26, 2025
Proampac PG Parent LLC	Preferred	March 6, 2026
REP RS Coinvest IV, L.P.	LP Units	February 2, 2026
REP Summit Coinvest IV, L.P.	LP Units	December 31, 2025
Ridge Trail US Bidco, Inc.	Common	September 30, 2024
Ridge Trail US Bidco, Inc.	Preferred	September 30, 2024
SCHP Holdings, L.P.	LP Units	October 24, 2025
SCW Holdings III Corp.	LP Units	March 17, 2025
Seahawk BidCo, LLC	LP Units	December 19, 2024
TA Investors Thunderbolt, L.P.	LP Units	January 29, 2026
Unison Risk Advisors Inc.	LP Units	October 30, 2024
Unlimited Technology Holdings, LLC	LP Units	March 12, 2025
US Fitness Holdings, LLC	LP Units	September 4, 2024
VRS Buyer, Inc.	Common	July 18, 2025
WP Victors Co-Investment	LP Units	August 15, 2024
Zinc Buyer Corporation	LP Units	July 24, 2024
13.
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting the Company to do so (see Note 3 to the consolidated financial statements for discussion of the exemptive order from the SEC).
14.
Short-term investments amounting to $72,811 are invested in money market funds (BlackRock Liquidity T-Fund - Institutional Shares) and are categorized as Level 1 under the ASC 820 fair value level hierarchy as of June 30, 2026.
15.
Position or portion thereof is or can be pledged as collateral under the Revolving Credit Facility (as defined below).
16.
Position or portion thereof is or can be pledged as collateral under the PNC Facility (as defined below).
17.
Loan includes interest floor of 1.00%.
18.
Loan includes interest floor of 0.75%.
19.
Loan includes interest floor of 0.50%.
20.
Loan includes interest floor of 0.00%.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

As of June 30, 2026, the Company had the following commitments to fund various revolving, delayed draw and equity investments. Such commitments, also included in the Consolidated Schedule of Investments above, are subject to the satisfaction of certain conditions set forth in the documents governing these loans. See Note 8 to the Consolidated Financial Statements for more information on the Company’s unfunded commitments.

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
365RM Holdco, LLC	Delayed Draw Term Loan	5/8/2028	$304	$(1)
365RM Holdco, LLC	Revolver	5/6/2033	445	(2)
AAH Topco., LLC	Delayed Draw Term Loan	4/1/2027	2,170	(5)
AB Centers Acquisition Corporation	Delayed Draw Term Loan	7/2/2026	758	(2)
AB Centers Acquisition Corporation	Revolver	7/2/2031	1,463	(4)
ABC Legal Holdings, LLC	Delayed Draw Term Loan	8/14/2027	2,748	(27)
ABC Legal Holdings, LLC	Revolver	8/13/2032	1,785	(18)
Acentra Holdings, LLC	Revolver	12/17/2029	94	—
Adelaide Borrower, LLC	Delayed Draw Term Loan	11/8/2027	1,670	(50)
Adelaide Borrower, LLC	Revolver	5/8/2030	957	(29)
Alert Media, Inc.	Revolver	4/12/2028	174	—
Alta Buyer, LLC	Revolver	2/18/2033	2,094	(5)
AMBA Buyer, Inc.	Revolver	7/30/2027	276	—
American Residential Services LLC	Revolver	1/31/2030	1,739	(9)
Americhem, Inc.	Delayed Draw Term Loan	2/28/2027	6,278	(31)
Americhem, Inc.	Revolver	3/1/2032	4,447	(22)
AmeriLife Holdings LLC	Delayed Draw Term Loan	3/1/2027	2,736	(7)
AmeriLife Holdings LLC	Revolver	8/31/2028	1,696	(4)
AMP Purchaser, LLC	Revolver	4/1/2033	571	(1)
Ampirical Solutions, LLC	Delayed Draw Term Loan	9/30/2027	14,602	—
Ampirical Solutions, LLC	Revolver	9/30/2032	3,894	—
Analytic Partners, LP	Revolver	4/4/2030	1,002	(3)
Apex Service Partners, LLC	Delayed Draw Term Loan	11/21/2027	6,136	(31)
Apex Service Partners, LLC	Revolver	10/24/2029	204	—
Aprio Advisory Group, LLC	Delayed Draw Term Loan	12/24/2027	2,332	(12)
Aprio Advisory Group, LLC	Revolver	8/1/2031	4,018	(20)
AQ Sunshine, Inc.	Delayed Draw Term Loan	6/1/2028	4,671	(23)
AQ Sunshine, Inc.	Revolver	7/24/2032	2,466	(12)
Arax MidCo, LLC	Delayed Draw Term Loan	3/24/2028	1,483	(7)
Arax MidCo, LLC	Revolver	3/24/2032	267	(1)
Arax MidCo, LLC	LP Units	N/A	230	—
Ares Holdings, LLC	Delayed Draw Term Loan	11/12/2027	5,127	—
Ares Holdings, LLC	Revolver	11/18/2029	3,282	—
Arrow Management Acquisition, LLC	Delayed Draw Term Loan	7/27/2027	4,065	(41)
Arrow Management Acquisition, LLC	Revolver	7/26/2032	1,083	(11)
Articulate Global, LLC	Revolver	10/25/2032	3,645	(27)
Artifact Bidco, Inc.	Delayed Draw Term Loan	7/27/2027	1,642	—
Artifact Bidco, Inc.	Revolver	7/26/2030	1,173	—
Atlas US Finco, Inc.	Revolver	12/9/2028	1,995	(70)
Aurora Plastics, LLC	Delayed Draw Term Loan	4/10/2027	2,850	(36)
AVG Intermediate Holdings LLC	Revolver	5/16/2028	166	—
AVSC Holding Corp.	Revolver	12/5/2029	2,604	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Banker's Toolbox, Inc.	Delayed Draw Term Loan	10/11/2027	$3,906	$(29)
Banker's Toolbox, Inc.	Revolver	7/27/2029	637	(5)
BC Group Holdings, Inc.	Delayed Draw Term Loan	8/21/2027	2,570	(13)
Bells Parent, Inc.	Revolver	4/25/2033	436	(3)
Bellwether Buyer, L.L.C.	Delayed Draw Term Loan	10/16/2027	6,557	—
Bellwether Buyer, L.L.C.	Revolver	4/15/2032	3,050	—
Blackbird Purchaser, Inc.	Delayed Draw Term Loan	12/19/2026	325	(7)
Blackbird Purchaser, Inc.	Revolver	12/19/2029	248	(5)
BlackHawk Industrial Distribution, Inc.	Revolver	5/30/2027	1,349	(135)
Blades Buyer, Inc.	Delayed Draw Term Loan	11/13/2027	7,909	(40)
Blades Buyer, Inc.	Revolver	3/28/2028	1,668	(8)
Bridges Consumer Healthcare Intermediate LLC	Delayed Draw Term Loan	12/21/2026	6,341	(32)
Bridges Consumer Healthcare Intermediate LLC	Revolver	12/22/2031	2,682	(13)
Bulab Holdings, Inc.	Delayed Draw Term Loan	7/1/2027	4,506	(45)
Bulab Holdings, Inc.	Revolver	7/1/2032	4,346	(43)
Carr, Riggs & Ingram Capital, L.L.C.	Delayed Draw Term Loan	11/18/2026	5,640	(85)
Carr, Riggs & Ingram Capital, L.L.C.	Revolver	11/18/2031	3,350	(50)
CCI Buyer, Inc.	Revolver	5/13/2032	2,029	(10)
CDL Parent, Inc.	Delayed Draw Term Loan	11/5/2027	3,824	(29)
CDL Parent, Inc.	Revolver	12/7/2028	520	(4)
Cerity Partners Equity Holding LLC	Delayed Draw Term Loan	12/20/2027	16,789	(158)
Cerity Partners Equity Holding LLC	Revolver	7/28/2031	2,471	(23)
CFGI Holdings, LLC	Revolver	11/2/2029	191	(2)
Cherry Bekaert Advisory LLC	Revolver	6/28/2030	226	(3)
Chicago US Midco III LP	Delayed Draw Term Loan	11/1/2032	340	—
ClearCapital Holdings, LLC	Delayed Draw Term Loan	7/6/2027	614	(17)
ClearCapital Holdings, LLC	Revolver	6/30/2032	1,366	(38)
Clearwater Analytics Holdings, Inc.	Delayed Draw Term Loan	12/25/2028	5,635	—
Clearwater Analytics Holdings, Inc.	Revolver	6/27/2033	3,663	—
Cold Chain Technologies, LLC	Revolver	7/2/2028	158	—
Concord Global Acquisition, LLC	Delayed Draw Term Loan	12/28/2026	2,928	(29)
Concord Global Acquisition, LLC	Revolver	12/29/2031	1,830	(18)
Conservice Midco, LLC	Revolver	2/25/2033	2,580	(6)
CPC/Cirtec Holdings, Inc.	Revolver	10/31/2028	469	—
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/28/2026	2,548	(11)
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	3,030	(13)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Creek Parent, Inc.	Revolver	12/18/2031	$125	$(1)
Crimson FLS Acquisition, Inc.	Delayed Draw Term Loan	2/19/2028	6,568	(49)
Crimson FLS Acquisition, Inc.	Revolver	2/18/2033	4,223	(32)
Crown Laundry, LLC	Delayed Draw Term Loan	5/29/2027	870	(2)
Crown Laundry, LLC	Revolver	5/28/2031	1,409	(4)
CRS Midco Holdings, LLC	Delayed Draw Term Loan	12/31/2027	2,693	(20)
CRS Midco Holdings, LLC	Revolver	12/31/2032	1,615	(12)
CVP Holdco, Inc.	Revolver	6/28/2030	2,353	(18)
Cyan Investors LP	LP Units	N/A	235	—
DCG Acquisition Corp.	Revolver	6/13/2031	4,408	—
DeLorean Purchaser, Inc.	Revolver	12/16/2031	4,574	(57)
DT Intermediate Holdco, Inc.	Delayed Draw Term Loan	9/14/2026	11,949	(388)
DT1 Midco Corp	Delayed Draw Term Loan	6/4/2027	6,183	(93)
DT1 Midco Corp	Revolver	12/30/2030	2,940	(44)
Dwyer Instruments, LLC	Revolver	7/20/2029	516	—
Dynatect Group Holdings, Inc.	Revolver	6/30/2028	1,236	—
Eagan Parent, Inc.	Delayed Draw Term Loan	9/8/2027	4,804	(72)
Eagan Parent, Inc.	Revolver	9/8/2032	2,562	(38)
Eclipse Buyer, Inc.	Delayed Draw Term Loan	9/7/2026	2,665	(53)
Eclipse Buyer, Inc.	Revolver	9/8/2031	1,352	(27)
EdgeCo Buyer, Inc.	Revolver	6/1/2028	56	—
Edition Holdings, Inc.	Delayed Draw Term Loan	12/20/2027	8,863	(133)
Edition Holdings, Inc.	Revolver	12/20/2032	3,548	(53)
EDPO, LLC	Delayed Draw Term Loan	8/29/2027	3,431	—
EDPO, LLC	Revolver	12/8/2028	2,055	—
Emburse, Inc.	Delayed Draw Term Loan	5/29/2027	4,539	(57)
Emburse, Inc.	Revolver	5/28/2032	4,539	(68)
Empyrean Solutions, LLC	Delayed Draw Term Loan	11/25/2026	1,106	—
Empyrean Solutions, LLC	Revolver	11/26/2031	415	—
Ensemble RCM, LLC	Revolver	2/10/2031	1,372	(4)
EPFS Buyer, Inc.	Delayed Draw Term Loan	7/31/2027	851	(21)
EPFS Buyer, Inc.	Revolver	7/31/2031	2,086	(52)
Essential Services Holding Corporation	Revolver	6/17/2030	729	(13)
Experigreen Intermediate Holdings, Inc.	Delayed Draw Term Loan	12/10/2027	4,860	(49)
Experigreen Intermediate Holdings, Inc.	Revolver	12/10/2032	3,169	(32)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
F&M Buyer LLC	Delayed Draw Term Loan	3/19/2027	$3,980	$(40)
F&M Buyer LLC	Revolver	3/18/2032	1,741	(17)
FL Hawk Intermediate Holdings, Inc.	Revolver	2/22/2029	2,233	—
Flint Opco, LLC	Delayed Draw Term Loan	6/27/2027	5,390	(27)
Flint Opco, LLC	Revolver	8/15/2029	435	(2)
Flow Control Solutions, Inc.	Revolver	3/29/2029	1,254	(6)
Foreside Financial Group, LLC	Revolver	10/1/2029	683	(3)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	2/26/2027	3,221	(16)
Fourth Enterprises, LLC	Delayed Draw Term Loan	3/21/2027	4,851	(85)
Fourth Enterprises, LLC	Revolver	3/21/2031	2,238	(39)
Frazier & Deeter Advisory, LLC	Delayed Draw Term Loan	2/22/2028	3,878	(29)
Frazier & Deeter Advisory, LLC	Revolver	5/2/2031	585	(4)
Galway Borrower LLC	Delayed Draw Term Loan	2/6/2026	4,422	(38)
Galway Borrower LLC	Revolver	9/29/2028	1,573	(14)
Gloves Buyer, Inc.	Revolver	5/22/2030	483	—
Goldeneye Parent, LLC	Revolver	3/31/2032	4,652	(70)
Goodlife Fitness Centres Inc.	Revolver	4/1/2033	2,901	(14)
GSV Holding, LLC	Revolver	10/18/2030	1,651	—
GTCR ABC Buyer, LLC	Delayed Draw Term Loan	4/15/2028	2,564	(12)
GTCR ABC Buyer, LLC	Revolver	4/14/2033	1,282	(6)
GTCR BC Purchaser, Inc.	Delayed Draw Term Loan	11/22/2027	3,951	(49)
GTCR BC Purchaser, Inc.	Revolver	11/19/2031	2,107	(26)
Harvey Tool Company, LLC	Delayed Draw Term Loan	8/6/2027	7,936	(79)
Harvey Tool Company, LLC	Revolver	8/6/2032	3,806	(38)
HeartLand PPC Buyer, LLC	Delayed Draw Term Loan	11/12/2027	9,653	(145)
HeartLand PPC Buyer, LLC	Revolver	12/12/2029	1,217	(18)
Heights Buyer, LLC	Delayed Draw Term Loan	6/25/2027	1,311	(7)
Heights Buyer, LLC	Revolver	8/25/2028	527	—
Hercules Borrower LLC	Delayed Draw Term Loan	7/16/2027	11,512	(29)
Hercules Borrower LLC	Revolver	12/15/2028	1,044	(3)
Higginbotham Insurance Agency, Inc	Delayed Draw Term Loan	12/11/2027	1,021	(3)
Higher Logic, LLC	Revolver	1/10/2029	759	(2)
HP RSS Buyer, Inc.	Delayed Draw Term Loan	12/17/2027	1,937	(29)
HSI Halo Acquisition, Inc.	Revolver	6/28/2030	978	(17)
HT Intermediary III, Inc.	Revolver	11/12/2030	846	(4)
Hydraulic Technologies USA LLC	Revolver	6/3/2030	1,001	(43)
Hyphen Solutions, LLC	Delayed Draw Term Loan	8/6/2027	1,755	(9)
Hyphen Solutions, LLC	Revolver	8/6/2032	1,053	(5)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
IG Investments Holdings, LLC	Revolver	9/22/2028	$1,172	$—
IH Elevate Buyer, Inc.	Delayed Draw Term Loan	6/30/2033	1,129	(8)
IH Elevate Buyer, Inc.	Revolver	6/30/2033	376	(3)
ImageFirst Holdings, LLC	Revolver	3/12/2030	5,000	—
Imagine 360 LLC	Delayed Draw Term Loan	9/20/2026	10,122	(127)
Imagine 360 LLC	Revolver	9/30/2028	4,326	(54)
IMO Investor Holdings, Inc.	Revolver	5/11/2028	1,479	(15)
Inhabitiq Inc.	Delayed Draw Term Loan	1/11/2027	4,882	(37)
Inhabitiq Inc.	Revolver	1/12/2032	3,051	(23)
Innovative Systems L.L.C.	Delayed Draw Term Loan	8/21/2027	465	(7)
Innovative Systems L.L.C.	Revolver	8/20/2032	194	(3)
Integrated Power Services Holdings, Inc.	Delayed Draw Term Loan	1/28/2028	6,303	(79)
Integrated Power Services Holdings, Inc.	Revolver	11/22/2030	3,842	(48)
Integrity Marketing Acquisition, LLC	Revolver	8/25/2028	122	—
Iris Specialty Acquisition LLC	Delayed Draw Term Loan	11/20/2028	3,090	(23)
Iris Specialty Acquisition LLC	Revolver	11/20/2032	2,309	(17)
Javelin Buyer, Inc.	Revolver	12/6/2029	1,304	(77)
JKC Parent, Inc.	Delayed Draw Term Loan	6/2/2027	1,586	(16)
JKC Parent, Inc.	Revolver	2/13/2032	733	(7)
Kaseya Inc.	Revolver	3/20/2030	1,522	(312)
Kele Holdco, Inc.	Revolver	2/20/2028	137	—
Kenco PPC Buyer LLC	Revolver	11/15/2029	536	—
Kipu Buyer, LLC	Revolver	1/27/2028	73	—
Kleinfelder Intermediate LLC	Delayed Draw Term Loan	2/23/2028	2,907	(15)
KPA Parent Holdings, Inc.	Delayed Draw Term Loan	3/15/2027	2,192	(22)
KPA Parent Holdings, Inc.	Revolver	3/12/2032	1,659	(17)
Kriv Acquisition Inc.	Delayed Draw Term Loan	2/25/2028	14,069	(106)
Kriv Acquisition Inc.	Revolver	7/31/2031	1,627	(12)
KWOL Acquisition, Inc.	Revolver	12/12/2029	4,111	(62)
KWOR Acquisition, Inc.	Delayed Draw Term Loan	3/1/2027	434	—
KWOR Acquisition, Inc.	Revolver	2/28/2030	326	—
Lido Advisors, LLC	Delayed Draw Term Loan	5/10/2027	197	(1)
Lido Advisors, LLC	Revolver	5/10/2032	466	(3)
Lido Purchaser, Inc.	Delayed Draw Term Loan	4/3/2028	1,278	(3)
Lightbeam Bidco Inc.	Delayed Draw Term Loan	12/6/2027	4,106	(31)
Lightbeam Bidco Inc.	Revolver	5/4/2029	476	(4)
Lighthouse Parent Holdings, Inc.	Delayed Draw Term Loan	5/6/2028	4,716	(47)
Litera Bidco LLC	Delayed Draw Term Loan	11/17/2026	962	(5)
Litera Bidco LLC	Revolver	5/1/2028	434	(2)
Low Voltage Holdings Inc.	Delayed Draw Term Loan	10/28/2027	3,778	(38)
Low Voltage Holdings Inc.	Revolver	4/28/2032	3,197	(32)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Lubricant Engineers	Revolver	9/1/2029	$2,212	$(11)
Majesco, LLC	Revolver	1/7/2033	2,567	(51)
Marina Acquisition, Inc.	Revolver	7/1/2030	1,434	(22)
Maverick Bidco Inc.	Delayed Draw Term Loan	12/3/2027	2,365	(35)
Maverick Bidco Inc.	Revolver	12/2/2031	1,892	(28)
Mclarens Midco Inc.	Delayed Draw Term Loan	6/20/2027	20	—
Mclarens Midco Inc.	Delayed Draw Term Loan	12/19/2027	4,653	(12)
Mclarens Midco Inc.	Revolver	12/19/2027	1,292	(3)
Mclarens Midco Inc.	Revolver	12/19/2027	662	(2)
MDC Interior Acquisition Inc	Revolver	4/26/2030	2,084	(26)
Merlin Buyer, Inc.	Revolver	4/16/2031	598	(6)
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	24	—
Minotaur Acquisition, Inc.	Revolver	6/3/2030	2,442	(31)
ML Holdco, LLC	Delayed Draw Term Loan	10/24/2027	6,915	—
Monarch Buyer, Inc.	Delayed Draw Term Loan	6/3/2027	3,220	(32)
Monarch Buyer, Inc.	Revolver	6/2/2032	1,477	(15)
Monarch Finco, LLC	Delayed Draw Term Loan	5/1/2028	1,924	—
Monarch Finco, LLC	Revolver	10/29/2032	385	—
Montana Buyer Inc.	Revolver	7/22/2028	2,352	(35)
Motion & Control Enterprises LLC	Delayed Draw Term Loan	10/1/2026	1,453	(18)
Movati Athletic (Group) Inc.	Delayed Draw Term Loan	12/31/2027	2,465	—
Movati Athletic (Group) Inc.	Revolver	5/29/2029	1,849	—
MRI Software LLC	Delayed Draw Term Loan	10/2/2027	394	(3)
MRI Software LLC	Revolver	2/10/2028	174	(1)
MRO Corporation	Delayed Draw Term Loan	6/9/2027	2,384	—
MRO Corporation	Revolver	6/9/2032	2,384	—
Nasuni Corporation	Revolver	9/10/2030	1,302	(20)
Navex Global Holdings Corporation	Delayed Draw Term Loan	10/15/2027	10,473	(157)
Navex Global Holdings Corporation	Revolver	10/14/2031	516	(8)
Net Health Acquisition Corp.	Revolver	7/3/2031	3,924	—
NFO Orange Buyer, LLC	Delayed Draw Term Loan	1/13/2027	4,082	(20)
NFO Orange Buyer, LLC	Revolver	1/13/2033	1,225	(6)
NH Kronos Parent, Inc.	Delayed Draw Term Loan	1/31/2028	3,082	(15)
NH Kronos Parent, Inc.	Revolver	1/31/2033	4,623	(23)
North Star Acquisitionco, LLC	Revolver	5/3/2029	216	—
Oakbridge Insurance Agency, LLC	Delayed Draw Term Loan	6/21/2027	276	(2)
Oakbridge Insurance Agency, LLC	Delayed Draw Term Loan	12/20/2027	4,638	(58)
OEConnection LLC	Delayed Draw Term Loan	12/26/2028	9,581	(96)
OEConnection LLC	Revolver	12/23/2032	4,124	(41)
OLO Parent, Inc.	Revolver	9/13/2032	2,663	(40)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
OneSource Virtual, Inc.	Revolver	1/30/2033	$4,766	$(12)
Onit, Inc.	Delayed Draw Term Loan	1/28/2027	8,359	—
Onit, Inc.	Revolver	1/27/2032	2,786	—
Onward Acquireco, Inc.	Delayed Draw Term Loan	4/1/2028	8,800	(31)
Onward Acquireco, Inc.	Revolver	4/1/2033	3,667	(13)
Opalite Buyer, Inc.	Delayed Draw Term Loan	4/21/2028	489	(2)
Opalite Buyer, Inc.	Revolver	4/21/2033	733	(4)
Orsini Pharmaceutical Services, LLC	Revolver	5/22/2030	1,152	—
Packaging Coordinators Midco, Inc.	Delayed Draw Term Loan	10/16/2027	8,764	(285)
Packaging Coordinators Midco, Inc.	Revolver	10/15/2032	3,311	(108)
Pareto Health Intermediate Holdings, Inc.	Revolver	6/1/2029	554	(3)
Pathstone Family Office LLC	Delayed Draw Term Loan	6/2/2028	2,498	(6)
Pathstone Family Office LLC	Revolver	5/15/2028	2,502	(6)
Perfectserve, Inc.	Revolver	2/27/2032	1,213	—
Plaskolite PPC Intermediate II LLC	Revolver	2/7/2030	175	(2)
PLZ CORP.	Revolver	3/31/2032	2,229	(17)
Polyphase Elevator Holding Company	Delayed Draw Term Loan	11/24/2027	638	(3)
Polyphase Elevator Holding Company	Revolver	11/24/2032	1,439	(7)
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/7/2026	9,109	(205)
Premise Health Holding Corp.	Delayed Draw Term Loan	11/6/2027	275	(1)
Premise Health Holding Corp.	Revolver	11/6/2031	160	—
Prism Parent Co. Inc.	Delayed Draw Term Loan	9/19/2026	241	(2)
ProAmpac PG Borrower LLC	Revolver	3/6/2031	6,120	(138)
Propio LS, LLC	Revolver	5/10/2030	411	(2)
Puma Buyer, LLC	Revolver	3/29/2032	4,677	—
QBS Parent, Inc.	Revolver	6/3/2032	450	(14)
Quality Automotive Services, LLC	Delayed Draw Term Loan	7/16/2027	11,169	—
Quality Automotive Services, LLC	Revolver	7/16/2027	130	—
R&T Acquisitions, LLC	Delayed Draw Term Loan	9/1/2026	411	(5)
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	11/19/2026	299	(4)
Red Fox CD Acquisition Corporation	Delayed Draw Term Loan	11/23/2026	306	—
REP RS Coinvest IV, L.P.	LP Units	N/A	139	—
RFI Buyer, Inc.	Delayed Draw Term Loan	8/29/2027	4,900	(25)
RFI Buyer, Inc.	Revolver	8/5/2030	1,693	(8)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	3/31/2027	5,932	(30)
Ridge Trail US Bidco, Inc.	Revolver	3/31/2031	2,298	(11)
Riser Interco, LLC	Delayed Draw Term Loan	4/16/2027	2,984	(15)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Riser Interco, LLC	Revolver	10/31/2029	$668	$(3)
Routeware, Inc.	Delayed Draw Term Loan	9/19/2026	2,261	(28)
Routeware, Inc.	Revolver	9/18/2031	545	(7)
Ruppert Landscape, LLC	Delayed Draw Term Loan	4/25/2027	2,707	(14)
Ruppert Landscape, LLC	Revolver	12/3/2029	2,294	(11)
RxSense Holdings LLC	Revolver	3/12/2027	1,856	(9)
Ryan, LLC	Revolver	11/7/2030	1,664	(12)
Saber Parent Holdings Corp.	Delayed Draw Term Loan	12/15/2028	5,276	(53)
Saber Parent Holdings Corp.	Revolver	12/16/2032	1,728	(17)
Safety Borrower Holdings LLC	Delayed Draw Term Loan	12/19/2027	790	(12)
Safety Borrower Holdings LLC	Revolver	12/19/2032	223	(3)
Sako and Partners Lower Holdings LLC	Revolver	9/15/2028	1,922	—
Saturn Borrower Inc	Revolver	11/13/2028	930	(19)
SCHP Purchaser, Inc.	Revolver	10/22/2032	3,140	(110)
SCW Holdings III Corp.	Delayed Draw Term Loan	2/10/2028	6,000	(60)
SCW Holdings III Corp.	Revolver	3/17/2031	2,035	(20)
Seahawk BidCo, LLC	Delayed Draw Term Loan	12/25/2027	18,094	(136)
Seahawk BidCo, LLC	Revolver	12/19/2030	1,050	(8)
Sentry Acquisition, LLC	Delayed Draw Term Loan	2/2/2028	3,519	—
Sentry Acquisition, LLC	Revolver	2/2/2033	2,111	—
Signant Finance One Limited	Delayed Draw Term Loan	10/16/2027	2,310	(6)
Signant Finance One Limited	Revolver	10/16/2031	1,271	(3)
Simplicity Financial Marketing Group Holdings, Inc.	Delayed Draw Term Loan	12/31/2026	5,448	(14)
Simplicity Financial Marketing Group Holdings, Inc.	Revolver	12/31/2031	3,610	(9)
Soleo Holdings, Inc.	Delayed Draw Term Loan	6/2/2028	3,447	—
Soleo Holdings, Inc.	Revolver	2/2/2032	2,111	—
Southpaw AP Buyer, LLC	Delayed Draw Term Loan	7/30/2026	371	(2)
Southpaw AP Buyer, LLC	Revolver	3/2/2028	1,681	(8)
Specialized Dental Holdings II, LLC	Delayed Draw Term Loan	12/5/2026	1,657	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Specialized Dental Holdings II, LLC	Revolver	11/1/2028	$266	$—
SpecialtyCare, Inc.	Delayed Draw Term Loan	8/27/2027	3,337	(8)
SpecialtyCare, Inc.	Revolver	12/18/2029	681	—
Spirit RR Holdings, Inc.	Revolver	9/13/2028	497	(7)
ST Athena Global LLC	Revolver	6/26/2029	334	(4)
Sugar PPC Buyer LLC	Delayed Draw Term Loan	7/10/2026	4,760	(48)
Supernova Intermediate Pty Ltd	Delayed Draw Term Loan	5/13/2029	8,339	(20)
Supernova Intermediate Pty Ltd	Revolver	5/12/2033	2,919	(7)
SureWerx Purchaser III Inc.	Revolver	12/28/2028	1,626	—
Swoop Intermediate III, Inc.	Delayed Draw Term Loan	10/12/2027	3,036	(8)
Swoop Intermediate III, Inc.	Revolver	4/12/2032	3,036	(8)
TA Investors Thunderbolt, L.P.	LP Units	N/A	271	—
Tarrytown Acquisition Holdings, LLC	Delayed Draw Term Loan	11/15/2027	3,578	(36)
Tarrytown Acquisition Holdings, LLC	Revolver	11/12/2032	3,018	(30)
Taymax Group Acquisition, LLC	Delayed Draw Term Loan	7/29/2027	1,690	—
TerSera Therapeutics LLC	Revolver	4/4/2030	441	—
The Chartis Group, LLC	Delayed Draw Term Loan	9/17/2026	2,919	(7)
The Chartis Group, LLC	Revolver	9/17/2031	1,938	(10)
The Ultimus Group Midco, LLC	Delayed Draw Term Loan	1/1/2028	4,068	—
The Ultimus Group Midco, LLC	Revolver	7/1/2032	1,526	—
THG Acquisition, LLC	Delayed Draw Term Loan	10/30/2026	850	(4)
THG Acquisition, LLC	Revolver	10/31/2031	1,245	(6)
Thunder Purchaser, Inc.	Delayed Draw Term Loan	10/31/2026	2,482	—
TriMech Acquisition Corp.	Delayed Draw Term Loan	8/15/2026	1,911	—
TriMech Acquisition Corp.	Delayed Draw Term Loan	2/13/2028	6,703	—
TriMech Acquisition Corp.	Revolver	3/10/2028	7,004	—
Trunk Acquisition, Inc.	Delayed Draw Term Loan	12/20/2026	550	—
TurningPoint Healthcare Solutions, LLC	Revolver	7/14/2027	1	—
UBEO, LLC	Delayed Draw Term Loan	2/18/2028	3,699	—
Unison Risk Advisors Inc.	Delayed Draw Term Loan	6/30/2027	8,243	(82)
Unison Risk Advisors Inc.	Revolver	10/17/2030	2,457	(25)
Unlimited Technology Holdings, LLC	Revolver	3/12/2032	2,240	(34)
US Fitness Holdings, LLC	Delayed Draw Term Loan	9/4/2026	2,333	—
US Fitness Holdings, LLC	Revolver	9/4/2030	2,651	—
USHV Management, LLC	Delayed Draw Term Loan	9/9/2027	1,011	(5)
USHV Management, LLC	Revolver	9/8/2031	1,889	(9)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

June 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
USRP Holdings, Inc.	Delayed Draw Term Loan	8/28/2026	$902	$—
USRP Holdings, Inc.	Revolver	12/31/2029	2,290	—
Valeris, Inc.	Revolver	9/19/2031	4,494	(22)
Valet Waste Holdings, Inc.	Revolver	5/1/2029	51	(1)
Valicor PPC Intermediate II LLC	Revolver	1/24/2028	474	(2)
Validity, Inc.	Revolver	4/10/2030	783	(8)
Vamos Bidco, Inc	Delayed Draw Term Loan	1/30/2027	3,684	(111)
Vamos Bidco, Inc	Revolver	1/30/2032	921	(28)
Vatica Health, Inc.	Revolver	10/29/2032	1,780	(49)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	3/4/2028	1,535	(23)
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/2/2026	1,206	(72)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	7/24/2026	9,860	(74)
Vessco Midco Holdings, LLC	Revolver	7/24/2031	3,086	(23)
Victors Purchaser, LLC	Delayed Draw Term Loan	12/23/2027	2,286	(17)
Victors Purchaser, LLC	Revolver	12/23/2032	2,107	(16)
VPP Intermediate Holdings, LLC	Delayed Draw Term Loan	1/19/2027	4,876	(24)
VPP Intermediate Holdings, LLC	Revolver	12/1/2027	223	(1)
VRS Buyer, Inc.	Delayed Draw Term Loan	10/10/2027	23	—
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	12/30/2026	4,156	(10)
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	8/29/2027	11,463	(29)
Wealth Enhancement Group, LLC	Revolver	10/2/2028	1,073	(3)
Wipfli Advisory LLC	Delayed Draw Term Loan	4/2/2028	2,260	(40)
Wipfli Advisory LLC	Revolver	10/1/2032	1,804	(32)
Wisdom Purchaser, LLC	Revolver	7/24/2032	2,864	(72)
World Insurance Associates, LLC	Delayed Draw Term Loan	8/14/2026	2,117	(5)
World Insurance Associates, LLC	Revolver	4/3/2030	700	(2)
WRE Holding Corp.	Delayed Draw Term Loan	10/1/2027	6,978	(35)
WRE Holding Corp.	Revolver	7/2/2030	576	(1)
Wu Holdco, Inc.	Delayed Draw Term Loan	4/16/2027	5,826	(44)
Wu Holdco, Inc.	Revolver	4/19/2032	1,812	(14)
YA Intermediate Holdings II, LLC	Delayed Draw Term Loan	10/2/2026	3,074	(31)
YA Intermediate Holdings II, LLC	Revolver	10/1/2031	983	(10)
YLG Holdings, Inc.	Delayed Draw Term Loan	11/26/2026	2,242	(11)
YLG Holdings, Inc.	Revolver	12/23/2030	2,965	(15)
Zinc Buyer Corporation	Delayed Draw Term Loan	7/24/2026	1,721	(43)
Zinc Buyer Corporation	Revolver	7/24/2031	1,854	(46)
Total Unfunded Commitments			$991,533	$(8,573)
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

ANTARES STRATEGIC CREDIT FUND

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(in thousands, except share/per share data, percentages and as otherwise noted)

Note 1. Business and Organization

Antares Strategic Credit Fund (the “Company”) is a Delaware statutory trust formed on August 31, 2023 which commenced investment operations on January 19, 2024. The Company was organized to provide risk-adjusted returns and current income to shareholders by investing primarily in loans to borrowers in the United States and Canada. The Company’s investment strategy focuses primarily on private credit investments structured as portfolio loans to U.S. borrowers. A “portfolio loan” is a senior secured loan, which may be first lien, second lien or unitranche loans, consisting of term loans, related delayed draw term loans and/or revolving loans. Each tranche of a senior secured loan acquired by the Company is referred to as a portfolio loan. The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Company has elected to be treated, and intends to qualify annually, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). The Company is externally managed by Antares Capital Credit Advisers LLC (the “Adviser”). The Adviser is a registered investment adviser with the U.S. Securities and Exchange Commission (the “SEC”).

The Company is a private, perpetual-life BDC, whose common shares of beneficial interest (“Common Shares”) are not listed for trading on a stock exchange or other securities market and is an investment vehicle with indefinite duration.

While the Company’s investment strategy primarily focuses on companies in the United States, the Company intends to also invest in companies in Canada, Europe and other locations outside the United States, subject to compliance with BDC requirements to invest at least 70% of assets in “eligible portfolio companies”. The Company may also invest in preferred equity or debt investments that may be accompanied by equity-related securities (such as options or warrants) and/or select common equity investments.

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

The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies. As of June 30, 2026, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and include: Antares Strategic Credit SPV LLC (“A-Star SPV”), Antares CLO 2026-2 LLC (“A-Star CLO”) and A-Star Equity Holdings LLC (“A-Star Equity”, and collectively with A-Star SPV and A-STAR CLO, the “Subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.

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

Organization and Offering Expenses

Organization costs include costs relating to the formation and organization of the Company, and are expensed as incurred. For both the three and six months ended June 30, 2026 and 2025, the Company did not incur any organization costs. These amounts are included in due to affiliates on the Consolidated Statements of Assets and Liabilities as of June 30, 2026 and December 31, 2025.

Costs associated with the Company’s offering of Common Shares are capitalized and included as deferred offering costs on the Consolidated Statements of Assets and Liabilities and will be amortized over a twelve-month period from the date of incurrence. For the three and six months ended June 30, 2026, the Company incurred $7 and $11 of offering costs, respectively, and amortized $10 and $27, respectively. For the three and six months ended June 30, 2025, the Company incurred $25 and $55 of offering costs, respectively, and amortized $23 and $106, respectively.

As of June 30, 2026 and December 31, 2025, $14 and $30, respectively, in deferred offering costs were included on the Consolidated Statements of Assets and Liabilities.

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

As part of the valuation process, the Company takes into account relevant factors in determining the fair value of the Company’s investments for which reliable market quotations are not readily available, many of which are loans, including and in combination, as relevant, any of: (i) the estimated enterprise value of a portfolio company, generally based on an analysis of discounted cash flows, publicly traded comparable companies and comparable transactions, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, and (v) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Adviser considers whether the pricing indicated by the external event corroborates its valuation. As of June 30, 2026, independent valuation firms reviewed a substantial majority of the Company’s investment valuations.

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

Income Taxes

The Company has elected to be treated, and intends to qualify annually, as a RIC under the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s shareholders and would not be reflected in the consolidated financial statements of the Company.

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

For the three and six months ended June 30, 2026, the Company incurred $6,691 and $13,141, respectively, of management fees. For the three and six months ended June 30, 2025, the Company incurred $4,855 and $8,976, respectively, of management fees. For both the three and six months ended June 30, 2026 and 2025, no management fees were waived. As of June 30, 2026 and December 31, 2025, management fees payable balances were $6,691 and $6,209, respectively.

Incentive fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of income and a portion is based on a percentage of capital gains, each described below.

Income based incentive fee

The investment income based incentive fee is based on “Pre-Incentive Fee Net Investment Income Returns” meaning dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fees, amendment fees, ticking fees and break-up fees, as well as prepayment premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate in its capacity as an administrative agent, syndication agent, collateral agent, loan servicer or other similar capacity) accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Investment Advisory Agreement and Administration Agreement (as defined below), any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred shares, but excluding the incentive fee and shareholder servicing and /or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that has not yet been received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

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

For the three and six months ended June 30, 2026, the Company incurred income based incentive fees of $6,878 and $13,986, respectively, and recorded no capital gains incentive fees. For the three and six months ended June 30, 2025, the Company incurred income based incentive fees of $5,706 and $10,338, respectively. For the three months ended June 30, 2025, the Company recorded no capital gains incentive fees. For the six months ended June 30, 2025, the Company recorded a reversal of capital gains incentive fees of ($330), before impact of reversal of incentive fee waiver.

For the six months ended June 30, 2025, the Company reversed $165 of previously recorded incentive fee waiver.

As of June 30, 2026 and December 31, 2025, total incentive fees payable balances were $6,878 and $6,920, respectively.

Licensing Agreement

As part of the Investment Advisory Agreement, the Adviser, on behalf of Antares Holdings LP, agreed to grant the Company a fully paid-up, royalty-free, non-exclusive, non-transferable license to use “Antares” for specified purposes in the Company’s business, during the term of the Investment Advisory Agreement. Other than with respect to this limited license, the Company will have no legal right to the “Antares” name.

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

The Company reimburses the Administrator for its costs, expenses and allocable portion of overhead (including compensation of personnel performing administrative duties) in connection with the services performed for the Company pursuant to the terms of the Administration Agreement. For the three and six months ended June 30, 2026, the Company incurred administrative service fees of $291 and $638, respectively. For the three and six months ended June 30, 2025, the Company incurred administrative service fees of $146 and $301, respectively.

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

The Company has paid the Placement Agent a one-time implementation fee of $5 and will pay a recurring annual fee ranging between 0.0035% - 0.0050% of the Company’s net assets in excess of $1.7 billion, subject to a minimum annual fee of $25. The Company will also pay reasonable, pre-approved out-of-pocket expenses incurred by the Placement Agent in connection with the services provided pursuant to the Placement Agreements.

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

For both the three and six months ended June 30, 2026 and 2025, the Adviser provided no expense support pursuant to the Expense Support Agreement. The Company’s obligation to make a reimbursement payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month. For both the three and six months ended June 30, 2026 and 2025, no reimbursement payments were made by the Company to the Adviser.

Co-Investment Activity

The Company and the Adviser have received an exemptive order (the “Order”) from the SEC that permits the Company, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and/or its affiliates, subject to certain terms and conditions. Under the terms of the Order, a majority of our Independent Trustees must reach certain conclusions in connection with certain co-investment transactions (e.g., in the case of follow-on investments in an existing issuer in which affiliates, but not the Company, have an existing investment, and non-pro rata follow-on investments in, and dispositions of, securities of an existing issuer), including that (i) the terms of the proposed transaction are reasonable and fair to the Company and its shareholders and do not involve overreaching in respect of the Company or its shareholders on the part of any person concerned, and (ii) the transaction is consistent with the interests of the Company’s shareholders and is consistent with the Company’s then-current investment objectives and strategies. The Company may determine to participate or not to participate, depending on whether the Adviser determines that the investment is appropriate for the Company (e.g., based on investment strategy). The co-investment would generally be allocated to the Company and the other Antares Lending Platform funds that target similar assets in accordance with the Adviser’s allocation policy. If the Adviser determines that such investment is not appropriate for the Company, the investment will not be allocated to the Company.

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value was as follows:

	June 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$4,467,827	$4,423,793	95.84%	$4,067,531	$4,062,930	95.69%
Unsecured Debt	20,681	20,396	0.44	18,854	18,809	0.44
Equity Investments	92,583	98,600	2.14	83,670	92,652	2.18
Short-Term Investments	72,811	72,811	1.58	71,644	71,644	1.69
Total Investments	$4,653,902	$4,615,600	100.00%	$4,241,699	$4,246,035	100.00%

As of June 30, 2026, there were no portfolio companies with loans on non-accrual status. As of December 31, 2025, there was 1 portfolio company with loans on non-accrual status (fair value of $2,591).

The industry composition of the Company’s non-controlled, non-affiliated investments (at fair value) was as follows:

	June 30, 2026	December 31, 2025
Software	18.73%	15.82%
Financial Services	8.65	7.96
Insurance	8.25	7.61
Healthcare Providers and Services	7.24	7.45
Diversified Consumer Services	6.96	6.52
Commercial Services and Supplies	6.83	7.44
Health Care Technology	6.23	6.27
Professional Services	4.73	5.68
Chemicals	3.15	3.45
Pharmaceuticals	2.76	1.40
Healthcare Equipment and Supplies	2.62	2.87
Containers and Packaging	2.53	2.31
Distributors	2.31	2.07
IT Services	2.15	3.55
Energy Equipment and Services	1.55	1.15
Capital Markets	1.51	1.79
Hotels, Restaurants and Leisure	1.03	1.14
Life Sciences Tools & Services	0.98	0.57
Industrial Conglomerates	0.92	1.32
Construction & Engineering	0.91	1.16
Wireless Telecommunication Services	0.78	0.85
Building Products	0.75	0.86
Electronic Equipment, Instruments and Components	0.72	1.01
Air Freight and Logistics	0.65	0.61
Construction Materials	0.65	0.63
Machinery	0.64	0.81
Specialty Retail	0.64	0.59
Gas Utilities	0.62	0.59
Automobile Components	0.57	0.83
Technology Hardware, Storage and Peripherals	0.54	0.51
Food Products	0.52	0.59
Household Products	0.52	0.58
Media	0.45	0.57
Diversified Telecommunication Services	0.40	0.49
Real Estate Management and Development	0.29	0.32
Oil, Gas and Consumable Fuels	0.24	0.33
Trading Companies and Distributors	0.24	0.26
Aerospace and Defense	0.15	0.37
Beverages	0.15	0.15
Textiles, Apparel and Luxury Goods	0.12	0.31
Broadline Retail	0.11	0.13
Electrical Equipment	0.10	0.67
Personal Care Products	0.08	0.08
Transportation Infrastructure	0.03	0.27
Independent Power and Renewable Electricity Producers	0.00	0.05
Ground Transportation	0.00	0.01
Total	100.00%	100.00%

The geographic composition of the Company’s non-controlled, non-affiliated investments (at amortized cost and fair value) was as follows:

	June 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$4,511,802	$4,475,176	98.51%	217.31%
Canada	45,135	44,351	0.98	2.15
Australia	18,840	18,123	0.40	0.88
Netherlands	5,314	5,139	0.11	0.25
Total	$4,581,091	$4,542,789	100.00%	220.59%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$4,108,332	$4,112,590	98.52%	203.83%
Canada	42,794	42,905	1.03	2.13
Australia	18,929	18,896	0.45	0.94
Total	$4,170,055	$4,174,391	100.00%	206.90%

Note 5. Derivatives

In connection with the issuance of the 2025 Notes, the Company entered into an interest rate swap agreement with the Royal Bank of Canada as counterparty pursuant to an International Swaps and Derivatives Association, Inc. Master Agreement. As of June 30, 2026 and December 31, 2025, the Company posted $10,400 and $3,180, respectively, to cover collateral obligations under the terms of the interest swap agreement, which is included in cash collateral held at broker on the Consolidated Statements of Assets and Liabilities.

Certain information related to the Company’s interest rate swap is presented below as of June 30, 2026 and December 31, 2025.

June 30, 2026
Counterparty	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Royal Bank of Canada	$500,000	3/30/2030	$—	$11,235	Derivative liability at fair value
			$—	$11,235

December 31, 2025
Counterparty	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Royal Bank of Canada	$500,000	3/30/2030	$—	$2,951	Derivative liability at fair value
			$—	$2,951

The Company’s interest rate swap has been designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the three and six months ended June 30, 2026 are in the following locations in the Consolidated Statements of Operations. There were no derivatives designated in a qualifying hedge accounting relationship for the three and six months ended June 30, 2025.

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Financial Statement Location	2026	2025	2026	2025
Interest rate swaps	Interest and debt expenses	$5,630	$—	$8,284	$—
Hedged items	Interest and debt expenses	(5,630)	—	(8,284)	—
		$—	$—	$—	$—

The tables below present the carrying value of the 2025 Notes as of June 30, 2026 and December 31, 2025 that is designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from the current hedging relationships included in such carrying value:

June 30, 2026
Description	Carrying Value	Cumulative Hedging Adjustment
2025 Notes	$488,765	$(11,235)

December 31, 2025
Description	Carrying Value	Cumulative Hedging Adjustment
2025 Notes	$497,049	$(2,951)

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

The following tables present the fair value hierarchy of financial instruments according to the fair value hierarchy as described in Note 2. Significant Accounting Policies of these consolidated financial statements:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Secured Debt	$—	$403,109	$4,020,684	$4,423,793
Unsecured Debt	—	—	20,396	20,396
Equity Investments	—	—	98,600	98,600
Total non-controlled/non-affiliated investments	—	403,109	4,139,680	4,542,789
Short-Term Investments	72,811	—	—	72,811
Total Investments at fair value	$72,811	$403,109	$4,139,680	$4,615,600
Interest rate swaps	—	(11,235)	—	(11,235)
Total Assets and Liabilities at fair value	$72,811	$391,874	$4,139,680	$4,604,365

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Secured Debt	$—	$550,317	$3,512,613	$4,062,930
Unsecured Debt	—	—	18,809	18,809
Equity Investments	—	—	92,652	92,652
Total non-controlled/non-affiliated investments	—	550,317	3,624,074	4,174,391
Short-Term Investments	71,644	—	—	71,644
Total Investments at fair value	$71,644	$550,317	$3,624,074	$4,246,035
Interest rate swaps	—	(2,951)	—	(2,951)
Total Assets and Liabilities at fair value	$71,644	$547,366	$3,624,074	$4,243,084

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine fair value for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$3,850,702	$18,738	$91,148	$3,960,588
Purchase of investments (including received in-kind)	300,920	1,685	11,220	313,825
Proceeds from sale of investments and principal repayments	(148,028)	(26)	(7,344)	(155,398)
Net accretion of discount and amortization of premium	1,313	15	—	1,328
Net realized gains (losses) on investments	(2,280)	—	1,823	(457)
Net change in unrealized appreciation (depreciation) on investments	2,496	(16)	1,753	4,233
Transfers to Level 3	15,561	—	—	15,561
Fair value, end of period	$4,020,684	$20,396	$98,600	$4,139,680
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at June 30, 2026	$(373)	$(16)	$1,778	$1,389

	Six Months Ended June 30, 2026
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$3,512,613	$18,809	$92,652	$3,624,074
Purchase of investments (including received in-kind)	831,533	2,097	14,427	848,057
Proceeds from sale of investments and principal repayments	(295,187)	(301)	(7,344)	(302,832)
Net accretion of discounts and amortization of premiums	3,454	32	—	3,486
Net realized gains (losses) on investments	(2,294)	—	1,823	(471)
Net change in unrealized appreciation (depreciation) on investments	(26,782)	(241)	(2,958)	(29,981)
Transfers out of Level 3	(2,653)	—	—	(2,653)
Fair value, end of period	$4,020,684	$20,396	$98,600	$4,139,680
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments still held at June 30, 2026	$(26,703)	$(240)	$(2,756)	$(29,699)

	Three Months Ended June 30, 2025
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$2,182,123	$1,967	$52,150	$2,236,240
Purchase of investments (including received in-kind)	470,370	78	8,439	478,887
Proceeds from sale of investments and principal repayments	(92,242)	—	—	(92,242)
Net accretion of discount and amortization of premium	1,352	—	—	1,352
Net realized gains (losses) on investments	16	—	—	16
Net change in unrealized appreciation (depreciation) on investments	1,134	(1)	1,556	2,689
Transfers out of Level 3	(43,321)	—	—	(43,321)
Fair value, end of period	$2,519,432	$2,044	$62,145	$2,583,621
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated company investments still held at June 30, 2025	$1,499	$(1)	$1,556	$3,054

	Six Months Ended June 30, 2025
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$1,776,796	$1,261	$44,393	$1,822,450
Purchase of investments (including received in-kind)	917,487	767	14,933	933,187
Proceeds from sale of investments and principal repayments	(139,459)	—	—	(139,459)
Net accretion of discounts and amortization of premiums	2,516	—	—	2,516
Net realized gains (losses) on investments	(721)	—	—	(721)
Net change in unrealized appreciation (depreciation) on investments	1,698	16	2,819	4,533
Transfers out of Level 3	(38,885)	—	—	(38,885)
Fair value, end of period	$2,519,432	$2,044	$62,145	$2,583,621
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments still held at June 30, 2025	$809	$16	$2,819	$3,644

Transfers between levels are recognized at the beginning of the period in which the transfers occur. For the three and six months ended June 30, 2026 and 2025, transfers to (out of) Level 3, if any, were a result of changes in the observability of significant inputs for certain portfolio companies.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2026
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Secured Debt	$3,500,554	Market yield analysis	Market yield discount rates	7.17%	21.67%	9.30%
	437,506	Recent transaction	Transaction price	N/A	N/A	N/A
	80,105	Market quotation	Quote	N/A	N/A	N/A
	2,519	Comparable company analysis	EBITDA multiples	8.2x	12.5x	8.9x
Total Secured Debt	4,020,684

Unsecured Debt	19,639	Market yield analysis	Market yield discount rates	9.99%	18.26%	12.29%
	757	Comparable company analysis	EBITDA multiples	8.2x	9.2x	8.7x
Total Unsecured Debt	20,396

Equity Investments	83,868	Comparable company analysis	EBITDA multiples	7.5x	25.0x	13.7x
	5,463	Market yield analysis	Market yield discount rates	10.50%	13.58%	12.86%
	9,269	Recent transaction	Transaction price	N/A	N/A	N/A
Total Equity Investments	98,600
Total	$4,139,680

	December 31, 2025
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Secured Debt	$2,432,284	Market yield analysis	Market yield discount rates	7.12%	29.10%	8.65%
	1,035,757	Recent transaction	Transaction price	N/A	N/A	N/A
	44,572	Market quotation	Quote	N/A	N/A	N/A
Total Secured Debt	3,512,613

Unsecured Debt	2,202	Market yield analysis	Market yield discount rates	11.38%	16.50%	14.65%
	16,607	Recent transaction	Transaction price	N/A	N/A	N/A
Total Unsecured Debt	18,809

Equity Investments	66,806	Comparable company analysis	EBITDA multiples	0.2x	29.5x	14.9x
	12,279	Market yield analysis	Market yield discount rates	8.63%	14.45%	12.09%
	13,567	Recent Transaction	Transaction Price	N/A	N/A	N/A
Total Equity Investments	92,652
Total	$3,624,074
(1)
As of June 30, 2026 and December 31, 2025, amounts of $526,880 and $1,110,503, respectively, included within the fair value of Level 3 assets were valued based on unobservable inputs not developed by the Adviser (e.g., broker quotes and transaction prices).
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

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. As of both June 30, 2026 and December 31, 2025, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and the 2025 Notes, approximate fair value due to their short maturities or variable interest rates. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.

The following are the carrying values and fair values of the Company’s debt as of June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt (1)	$2,434,217	$2,437,952	$2,145,441	$2,147,142
(1)
As of June 30, 2026 and December 31, 2025, carrying value is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship related to the 2025 Notes. See Note 5 for additional information.

Note 7. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2026 and December 31, 2025, the Company’s asset coverage was 183.75% and 193.77%, respectively.

Debt outstanding

The Company’s outstanding debt obligations were as follows:

	June 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Amount Available (3)
SG Facility	$1,400,000	$803,821	$803,821	$596,179	$433,672
Revolving Credit Facility	875,000	462,641	462,641	412,359	412,130
2025 Notes	500,000	500,000	488,765	N/A	N/A
PNC Facility	700,000	678,990	678,990	21,010	21,010
Total	$3,475,000	$2,445,452	$2,434,217	$1,029,548	$866,812

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Amount Available (3)
SG Facility	$1,400,000	$1,028,014	$1,028,014	$371,986	$221,110
Revolving Credit Facility	875,000	620,378	620,378	254,622	254,622
2025 Notes	500,000	500,000	497,049	N/A	N/A
Total	$2,775,000	$2,148,392	$2,145,441	$626,608	$475,732
(1)
The carrying value of the Company’s debt obligations is used as an approximation of fair value, with the exception of the 2025 Notes. The fair value of these debt obligations would be categorized as Level 3 under the ASC 820 fair value level hierarchy as of June 30, 2026 and December 31, 2025. Carrying values do not include impact of deferred financing costs. The carrying value for the 2025 Notes as of June 30, 2026 and December 31, 2025 is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship. See Note 5 for additional information.
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

As of June 30, 2026 and December 31, 2025, the Company was in compliance with all covenants associated with the SG Facility.

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

PNC Facility

On April 15, 2026, A-Star CLO, as borrower, and the Company, as collateral manager, entered into a revolving credit facility (the “PNC Facility”) pursuant to a credit agreement (the “PNC Credit Agreement”), with the lenders from time to time party thereto, PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, as structuring agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as collateral custodian and custodian. The PNC Credit Agreement is effective as of April 15, 2026.

As of June 30, 2026, assets with a total fair value of $977,201 secured the PNC Facility. The following table presents information on loans issued under the PNC Facility as of June 30, 2026:

Description	Aggregate Principal	Outstanding Principal	Interest Rate
Term Class A-T Loans	$525,000	$525,000	SOFR + 1.60%
Revolving Class A-R Loans	175,000	153,990	SOFR + 1.60%
Total	$700,000	$678,990

The revolving Class A-R Loans borrowed under the PNC Facility may be repaid and reborrowed until the end of the reinvestment period, which is scheduled to occur on April 15, 2030 (unless earlier ended or extended). The Company is required to pay an unused fee of 0.35% per annum on any unused portion of the revolving Class A-R Loans when the outstanding principal is greater than or equal to 80% of the aggregate principal committed amount; otherwise, 0.50% per annum. All amounts outstanding under the PNC Facility must be repaid by April 15, 2038.

Proceeds from loans made under the PNC Facility may be used to, among other purposes, fund collateral obligations acquired by the A-Star CLO, to pay certain fees and expenses and to make distributions to the Company, subject to certain conditions set forth in the PNC Credit Agreement. The PNC Credit Agreement includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for loan facilities of this nature.

Foreign Currency Transactions and Translations

The Company’s outstanding foreign-denominated debt obligations were as follows:

	June 30, 2026
	Original Principal Amount (Local)	Original Principal Amount (USD)	Outstanding Principal	Unrealized Gain (Loss)
Canadian Dollar	75,000	$54,476	$52,832	$1,644
European Euro	7,700	9,018	8,795	223
Great British Pound	4,400	5,772	5,835	(63)
Total		$69,266	$67,462	$1,804

	December 31, 2025
	Original Principal Amount (Local)	Original Principal Amount (USD)	Outstanding Principal	Unrealized Gain (Loss)
Canadian Dollar	74,100	$54,091	$53,993	$98
European Euro	7,700	9,027	9,044	(17)
Great British Pound	6,200	8,198	8,355	(157)
Total		$71,316	$71,392	$(76)

Interest and Debt Expenses

The components of interest and debt expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stated interest expense	$32,935	$18,271	$64,471	$32,068
Net contractual interest rate swap expense	486	—	868	—
Facility unused fees	1,178	1,024	1,721	1,588
Amortization of deferred financing costs	1,096	657	2,099	1,262
Total interest and debt expenses	$35,695	$19,952	$69,159	$34,918
Cash paid for interest expense	$29,547	$18,070	$60,231	$31,440
SG Facility weighted average interest rate	5.44%	6.05%	5.46%	6.05%
SG Facility average debt outstanding	$842,600	$812,260	$963,411	$747,469
Revolving Credit Facility weighted average interest rate	5.41%	6.32%	5.43%	6.32%
Revolving Credit Facility average debt outstanding	$478,151	$356,224	$586,499	$286,968
2025 Notes weighted average interest rate	6.15%	N/A	6.11%	N/A
2025 Notes average debt outstanding	$500,000	N/A	$500,000	N/A
PNC Facility weighted average interest rate	5.27%	N/A	5.27%	N/A
PNC Facility average debt outstanding	$571,464	N/A	$287,311	N/A
Total weighted average interest rate	5.53%	6.18%	5.56%	6.16%
Total average debt outstanding	$2,392,215	$1,168,484	$2,337,221	$1,034,437

Weighted average interest rates do not include impact of unused commitment fees or amortization of deferred financing costs.

As of June 30, 2026 and December 31, 2025, $19,088 and $12,454, respectively, of stated interest expense and $497 and $219, respectively, of unused commitment fees were included in interest payable on the Consolidated Statements of Assets and Liabilities.

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

Unfunded commitments

The Company’s investment portfolio contains revolving line of credit, delayed draw or equity commitments, which require the Company to fund when requested by the portfolio companies. As of June 30, 2026 and December 31, 2025, the Company had unfunded investment commitments of $991,533 and $1,143,533, respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.

Off balance sheet risk

Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Assets and Liabilities. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to Note 5 for outstanding derivative contracts as of June 30, 2026 and December 31, 2025.

Legal proceedings

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2026 and December 31, 2025, management is not aware of any material pending legal proceedings individually or in the aggregate.

Note 9. Net Assets

In connection with its formation, the Company has the authority to issue an unlimited number of Common Shares. On September 7, 2023, an affiliate of the Adviser subscribed for 1,000 shares of Common Shares at $25.00 per share. The Company issues Common Shares in the Private Offering on a monthly basis at an offering price generally equal to the NAV per Common Share.

On January 19, 2024, the Company issued approximately 12 million shares of Common Shares, par value $0.001 per share, for an aggregate offering price of approximately $300.0 million, at $25.00 per Common Share. Concurrently, Antares Holdings LLC (or an affiliate thereof) contributed approximately $300.0 million of assets in exchange for the 12 million Common Shares issued at $25.00 per Common Share, and additionally sold approximately $241.6 million of investment commitments to the Company. All of the contributed and purchased assets were originated by affiliates of the Adviser within the past 5 years from the transaction date. On April 1, 2024, Antares Holdings LLC (or an affiliate thereof) sold 12,001,000 Common Shares for an aggregate consideration of approximately $301.6 million at a price of $25.13 per Common Share. As of June 30, 2026 and December 31, 2025, no entity with an advisory relationship with Antares or its affiliates, including the Company, as appropriate given the context of the disclosure (including the Adviser) (“Adviser Parties”) own Common Shares.

The Company determines NAV for Common Shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective on the first calendar day of each month. Shares are issued at an offering price equivalent to the most recent NAV per share available, which will be the prior calendar day NAV per share (i.e. the prior month-end NAV).

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

The following table summarizes transactions in Common Shares during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026		2025
	Shares	Amount	Shares	Amount
Issuance of shares	674,340	$16,811	8,311,477	$211,277
Reinvestment of distributions	1,194,265	29,806	724,517	18,497
Repurchase of shares (net of early repurchase deduction)	(5,951,674)	(148,312)	—	—
Net increase (decrease)	(4,083,069)	$(101,695)	9,035,994	$229,774

	Six Months Ended June 30,
	2026		2025
	Shares	Amount	Shares	Amount
Issuance of shares	6,819,401	$172,576	16,326,718	$415,906
Reinvestment of distributions	2,425,087	60,956	1,388,120	35,552
Repurchase of shares (net of early repurchase deduction)	(5,951,674)	(148,312)	—	—
Net increase (decrease)	3,292,814	$85,220	17,714,838	$451,458

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

The following table sets forth information regarding repurchases of Common Shares pursuant to the Company's share repurchase program for the six months ended June 30, 2026.

Repurchase Request Deadline	Percentage of Outstanding Common Shares Offered to Repurchase (1)	Repurchase Pricing Date	Amount Repurchased (2)	Number of Common Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)
June 11, 2026	7.50%	June 30, 2026	$148,312	5,951,674	7.50%

(1)
Percentage is based on total shares outstanding as of the close of the previous semi-annual period. For the semi-annual period ended June 30, 2026, the Company received shareholder requests to repurchase approximately 10.33% of shares outstanding as of December 31, 2025, which exceeded the Company's offer to repurchase up to 7.50% of its outstanding shares.
(2)
Amounts shown net of early repurchase deduction.

There were no shares repurchased under the share repurchase program during the six months ended June 30, 2025.

Distributions

The Company authorizes and declares distribution amounts per Common Share payable monthly in arrears (prior to January 1, 2026 distributions were declared quarterly). The following tables present distributions that were declared during the six months ended June 30, 2026 and 2025:

Six Months Ended June 30, 2026
Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
January 30, 2026	March 2, 2026	$0.1943	$0.0054	$0.1997	$16,651
February 27, 2026	April 2, 2026	0.1751	0.0049	0.1800	15,401
March 30, 2026	May 4, 2026	0.1909	0.0053	0.1962	17,017
April 30, 2026	June 1, 2026	0.1840	—	0.1840	16,078
May 28, 2026	June 30, 2026	0.1910	—	0.1910	16,834
June 30, 2026	July 31, 2026	0.1847	—	0.1847	16,364
Total		$1.1200	$0.0156	$1.1356	$98,345

Six Months Ended June 30, 2025
Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
March 31, 2025	April 30, 2025	$0.5667	$0.0315	$0.5982	$34,398
June 25, 2025	July 31, 2025	0.5705	0.0317	0.6022	40,069
Total		$1.1372	$0.0632	$1.2004	$74,467
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

Note 10. Financial Highlights

The following are the financial highlights for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Per Share Data:
Net assets, beginning of period	$25.42	$25.53
Net investment income (loss) (1)	1.13	1.17
Net realized and change in unrealized appreciation (depreciation) (2)	(0.49)	(0.06)
Net increase (decrease) in net assets resulting from operations	0.64	1.11
Distributions declared (3)	(1.14)	(1.20)
Total increase (decrease) in net assets	(0.50)	(0.09)
Net assets, end of period	$24.92	$25.44
Common Shares outstanding, end of period	82,648,467	66,537,877
Total return based on net asset value (4)	2.58%	4.37%
Ratios: (5)
Total expenses to average net assets gross of fee waivers	9.47%	7.68%
Net expenses to average net assets net of fee waivers	9.47%	7.70%
Net investment income to average net assets	9.27%	9.43%
Portfolio turnover rate (6)	10.47%	7.01%
Supplemental Data:
Net assets, end of period	$2,059,381	$1,692,935
Asset coverage ratio (7)	183.75%	217.17%

(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
The per share data includes a balancing figure that is derived from the other amounts presented in the schedule.
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
(5)
Amounts are annualized except for non-recurring income and expenses (organization and offering expenses and incentive fees on capital gains) for the six months ended June 30, 2026 and 2025.
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

Note 11. Segment Reporting

The Company operates through a single operating and reporting segment with the investment objective to provide risk-adjusted returns and current income to shareholders by investing primarily in loans to U.S. borrowers. The Chief Operating Decision Maker (the “CODM”) function is comprised of the Company’s chief executive officer, chief financial officer and chief compliance officer, which evaluates the performance of the Company on a consolidated basis, and which operates under the specific regulatory requirements of the Investment Company Act of 1940. The CODM function utilizes key metrics including, but not limited to, net increase (decrease) in net assets resulting from operations (as reported on the Consolidated Statements of Operations) for determining the Company’s investment strategy, capital allocation, expense structure, and potential significant transactions. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

Note 12. Subsequent Events

The Company has evaluated events and transactions for potential recognition or disclosure through August 13, 2026. There are no subsequent events to disclose except for the following:

Share Issuances

On July 1, 2026, the Company sold and issued 550,427 Common Shares for an aggregate consideration of approximately $13,717 at a price of $24.92 per Common Share, including Common Shares issued through the Company’s distribution reinvestment plan.

The Company received $8,550 of net proceeds relating to the issuance of Common Shares for subscriptions effective August 1, 2026.

Distribution Declaration

On July 28, 2026, the Company declared a regular distribution in the amount of $0.1905 per Common Share, which is payable to shareholders of record as of July 28, 2026, and will be paid on or about August 31, 2026. This distribution will be paid in cash or reinvested in additional Common Shares for shareholders participating in the Company’s distribution reinvestment plan.

SG Facility Extension

On July 24, 2026, the Company entered into Amendment No. 4 to the SG Facility that, among other things, provides for an extension of the tenor of the SG Facility from January 19, 2029 to July 24, 2031 and an extension of the term of the revolving period from January 19, 2027 to July 27, 2029.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) as of January 19, 2024. We also have elected to be treated, and intend to qualify annually, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We are a private, perpetual-life BDC, which is a BDC whose common shares of beneficial interest (“Common Shares”) are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration whose Common Shares are intended to be sold monthly on a continuous basis at a price generally equal to our net asset value (“NAV”) per Common Share. Formed as a Delaware statutory trust on August 31, 2023, we are externally managed by Antares Capital Credit Advisers LLC (the “Adviser”), which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (“SEC”).

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

Portfolio and Investment Activity

As of June 30, 2026, we had investments in 415 portfolio companies across 45 industries. Based on fair value as of June 30, 2026, approximately 99.56% of our debt portfolio was invested in debt bearing a floating interest rate (e.g. Secured Overnight Financing Rate, (“SOFR”)), which primarily is subject to interest rate floors. As of June 30, 2026, our weighted average yield on debt and income producing investments at amortized cost was 8.37%. Weighted average yield excludes the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2026.

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

Investment disclosures in this section are related to non-controlled/non-affiliated investments unless otherwise indicated.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated, table below in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total investments, beginning of period	$4,487,395	$2,590,218	$4,170,055	$2,132,063
Purchases of investments (including received in-kind)	314,744	625,343	873,484	1,150,006
Net accretion of discounts and amortization of premiums on investments	1,410	1,340	3,735	2,563
Net realized gains (losses) on investments	(875)	(118)	(2,315)	(861)
Proceeds from sale of investments and principal repayments	(221,583)	(115,820)	(463,868)	(182,808)
Total investments, end of period	$4,581,091	$3,100,963	$4,581,091	$3,100,963

The following table presents certain selected information regarding our investment portfolio:

	June 30, 2026	December 31, 2025
Weighted average yield on debt and income producing investments, at amortized cost (1)	8.37%	8.26%
Weighted average yield on debt and income producing investments, at fair value (1)	8.38%	8.26%
Number of portfolio companies	415	419
Median LTM EBITDA (2) (3)	$94.6M	$83.6M
Weighted average net senior leverage (2) (4)	5.3x	5.4x
Weighted average loan-to-value (“LTV”) (2) (5)	37%	36%
Percentage of debt investments bearing a floating rate, at fair value	99.56%	99.56%
Percentage of debt investments bearing a fixed rate, at fair value	0.44%	0.44%
(1)
Computed based on the stated interest rate or yield as of June 30, 2026 and December 31, 2025, and weighted based on the total debt and income producing investments (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above. Weighted average yield excludes the effect of accretion of discounts and amortization of premiums.
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

The following tables show the distribution of our investments on the A to E internal performance rating scale at fair value:

	June 30, 2026
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
A	$4,333,535	95.39%	356
B	143,441	3.16	33
C	65,068	1.43	23
D	745	0.02	3
E	—	—	—
	$4,542,789	100.00%	415

	December 31, 2025
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
A	$4,025,676	96.44%	367
B	84,963	2.04	29
C	55,952	1.34	20
D	5,209	0.12	2
E	2,591	0.06	1
	$4,174,391	100.00%	419

As of June 30, 2026, there were no portfolio companies with loans on non-accrual status. As of December 31, 2025, there was one portfolio company with loans on non-accrual status (fair value of $2,591). Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

The composition of our investment portfolio at amortized cost and fair value is as follows (dollar amounts in thousands):

	June 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$4,467,827	$4,423,793	95.84%	$4,067,531	$4,062,930	95.69%
Unsecured Debt	20,681	20,396	0.44	18,854	18,809	0.44
Equity Investments	92,583	98,600	2.14	83,670	92,652	2.18
Short-Term Investments	72,811	72,811	1.58	71,644	71,644	1.69
Total Investments	$4,653,902	$4,615,600	100.00%	$4,241,699	$4,246,035	100.00%

The industry composition of our non-controlled, non-affiliated investments (at fair value) was as follows:

	June 30, 2026	December 31, 2025
Software	18.73%	15.82%
Financial Services	8.65	7.96
Insurance	8.25	7.61
Healthcare Providers and Services	7.24	7.45
Diversified Consumer Services	6.96	6.52
Commercial Services and Supplies	6.83	7.44
Health Care Technology	6.23	6.27
Professional Services	4.73	5.68
Chemicals	3.15	3.45
Pharmaceuticals	2.76	1.40
Healthcare Equipment and Supplies	2.62	2.87
Containers and Packaging	2.53	2.31
Distributors	2.31	2.07
IT Services	2.15	3.55
Energy Equipment and Services	1.55	1.15
Capital Markets	1.51	1.79
Hotels, Restaurants and Leisure	1.03	1.14
Life Sciences Tools & Services	0.98	0.57
Industrial Conglomerates	0.92	1.32
Construction & Engineering	0.91	1.16
Wireless Telecommunication Services	0.78	0.85
Building Products	0.75	0.86
Electronic Equipment, Instruments and Components	0.72	1.01
Air Freight and Logistics	0.65	0.61
Construction Materials	0.65	0.63
Machinery	0.64	0.81
Specialty Retail	0.64	0.59
Gas Utilities	0.62	0.59
Automobile Components	0.57	0.83
Technology Hardware, Storage and Peripherals	0.54	0.51
Food Products	0.52	0.59
Household Products	0.52	0.58
Media	0.45	0.57
Diversified Telecommunication Services	0.40	0.49
Real Estate Management and Development	0.29	0.32
Oil, Gas and Consumable Fuels	0.24	0.33
Trading Companies and Distributors	0.24	0.26
Aerospace and Defense	0.15	0.37
Beverages	0.15	0.15
Textiles, Apparel and Luxury Goods	0.12	0.31
Broadline Retail	0.11	0.13
Electrical Equipment	0.10	0.67
Personal Care Products	0.08	0.08
Transportation Infrastructure	0.03	0.27
Independent Power and Renewable Electricity Producers	0.00	0.05
Ground Transportation	0.00	0.01
Total	100.00%	100.00%

The tables below describe investments by geographic composition of our non-controlled, non-affiliated investments based on amortized cost and fair value (dollar amounts in thousands):

	June 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$4,511,802	$4,475,176	98.51%	217.31%
Canada	45,135	44,351	0.98	2.15
Australia	18,840	18,123	0.40	0.88
Netherlands	5,314	5,139	0.11	0.25
Total	$4,581,091	$4,542,789	100.00%	220.59%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$4,108,332	$4,112,590	98.52%	203.83%
Canada	42,794	42,905	1.03	2.13
Australia	18,929	18,896	0.45	0.94
Total	$4,170,055	$4,174,391	100.00%	206.90%

Results of Operations

Operating results for the three and six months ended June 30, 2026 and 2025 were as follows (table below in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total investment income	$99,467	$71,930	$197,573	$129,084
Total expenses	51,301	32,023	99,939	56,531
Incentive fees waiver	—	—	—	165
Net expenses, net of fee waivers	51,301	32,023	99,939	56,696
Excise and income tax expense	13	—	(276)	—
Net investment income (loss)	48,153	39,907	97,910	72,388
Net realized gain (loss)	(851)	(304)	(1,995)	(1,065)
Net change in unrealized appreciation (depreciation)	6,281	1,846	(40,899)	(2,040)
(Provision) benefit for taxes on unrealized appreciation of assets	(982)	—	(115)	—
Net increase (decrease) in net assets resulting from operations	$52,601	$41,449	$54,901	$69,283

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including deployment, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income, was as follows for the three and six months ended June 30, 2026 and 2025 (table below in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$96,050	$66,947	$190,638	$121,360
Payment-in-kind interest income	1,901	773	2,965	1,238
Payment-in-kind dividend income	260	—	586	—
Dividend income	126	1,053	126	1,063
Other income	1,130	3,157	3,258	5,423
Total investment income	$99,467	$71,930	$197,573	$129,084

Total investment income for the three and six months ended June 30, 2026 increased as compared to the three and six months ended June 30, 2025 primarily driven by our deployment of capital and an increase in our investment portfolio. The size of the investment portfolio at fair value increased to $4.5 billion as of June 30, 2026, from $3.1 billion as of June 30, 2025. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature.

Interest income on our debt investments is dependent on interest rates and volume of loans outstanding, as well as the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s respective credit agreement.

Other income includes fees that are generally available to us as a result of investment originations by Adviser Parties, and generally paid at the time of closing or as a result of episodic amendments made to the terms of our existing debt investments. Other income for the three and six months ended June 30, 2026 decreased as compared to the three and six months ended June 30, 2025 primarily driven by a decline in origination fees from lower investment deployment. Included in investment income is dividend income from common equity investments and payment-in-kind dividend income from preferred equity investments.

Expenses

Expenses were as follows (table below in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest and debt expenses	$35,695	$19,952	$69,159	$34,918
Management fees	6,691	4,855	13,141	8,976
Income based incentive fee	6,878	5,706	13,986	10,338
Capital gains incentive fee	—	—	—	(330)
Administrative service fee	291	146	638	301
Board of Trustees’ fee	92	70	204	147
Other general and administrative expenses	1,644	1,271	2,784	2,075
Organization and offering costs	10	23	27	106
Total expenses	51,301	32,023	99,939	56,531
Incentive fees waiver	—	—	—	165
Net expenses, net of fee waivers	$51,301	$32,023	$99,939	$56,696

Total operating expenses were $2.0 million and $3.7 million, respectively, for the three and six months ended June 30, 2026, primarily comprised of $1.6 million and $2.8 million, respectively, of other general and administrative expenses (including legal, rating agencies, audit, tax, valuation, technology, insurance, filing, research, and fees paid to our sub-administrator, custodian and transfer agent, and other professional fees related to management of the Company), $0.3 million and $0.6 million, respectively, of administrative service fees and $0.1 million and $0.2 million, respectively, of expenses paid to our independent trustees.

Total operating expenses were $1.5 million and $2.6 million, respectively, for the three and six months ended June 30, 2025, primarily comprised of $1.3 million and $2.1 million, respectively, of other general and administrative expenses, $0.1 million and $0.3 million, respectively, of administrative service fees, $0.1 million and $0.1 million, respectively, of expenses paid to our independent trustees, and $0.0 million and $0.1 million, respectively, in organization and offering costs.

The increase in operating expenses for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025 were primarily driven by the increased costs attributable to servicing a growing investment portfolio.

Interest and Debt Expenses

The components of interest and debt expenses, cash paid for interest expense, weighted average interest rates and average debt outstanding balances were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stated interest expense	$32,935	$18,271	$64,471	$32,068
Net contractual interest rate swap expense	486	—	868	—
Facility unused fees	1,178	1,024	1,721	1,588
Amortization of deferred financing costs	1,096	657	2,099	1,262
Total interest and debt expenses	$35,695	$19,952	$69,159	$34,918
Cash paid for interest expense	$29,547	$18,070	$60,231	$31,440
SG Facility weighted average interest rate	5.44%	6.05%	5.46%	6.05%
SG Facility average debt outstanding	$842,600	$812,260	$963,411	$747,469
Revolving Credit Facility weighted average interest rate	5.41%	6.32%	5.43%	6.32%
Revolving Credit Facility average debt outstanding	$478,151	$356,224	$586,499	$286,968
2025 Notes weighted average interest rate	6.15%	N/A	6.11%	N/A
2025 Notes average debt outstanding	$500,000	N/A	$500,000	N/A
PNC Facility weighted average interest rate	5.27%	N/A	5.27%	N/A
PNC Facility average debt outstanding	$571,464	N/A	$287,311	N/A
Total weighted average interest rate	5.53%	6.18%	5.56%	6.16%
Total average debt outstanding	$2,392,215	$1,168,484	$2,337,221	$1,034,437

Interest and debt expenses increased from $20.0 million and $34.9 million, respectively, for the three and six months ended June 30, 2025 to $35.7 million and $69.2 million, respectively, for the three and six months ended June 30, 2026 primarily driven by increased borrowings period-over-period.

Weighted average interest rates do not include impact of unused commitment fees or amortization of deferred financing costs.

Net Realized and Change in Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) on investments (table below in thousands):

	Three Months Ended June 30,		Six Months Ended June 30
	2026	2025	2026	2025
Net realized gain (loss) on investments	$(875)	$(118)	$(2,315)	$(861)
Net change in unrealized appreciation (depreciation) on investments	5,193	4,861	(42,638)	1,197
Net realized and change in unrealized gain (loss) on investments	$4,318	$4,743	$(44,953)	$336

For the three months ended June 30, 2026, net realized and change in unrealized gain on investments was driven by mark-to-market gains in the fair value of private credit and broadly syndicated loan portfolios, primarily attributable to modest price recoveries in the private and liquid markets. For the six months ended June 30, 2026, net realized and change in unrealized loss on investments was driven by mark-to-market losses in the fair value of private credit and broadly syndicated loan portfolios, primarily caused by the impact of the widening credit spreads on the portfolio. As of June 30, 2026 and December 31, 2025, the fair value of our debt investments as a percentage of principal (excluding unfunded commitments) was 98.85% and 99.51%, respectively.

Management fee

The base management fee is payable quarterly in arrears at an annual rate of 1.25% of the average of our NAV as of the beginning of the prior quarter and the beginning of the then current quarter.

For the three and six months ended June 30, 2026, management fees increased to $6.7 million and $13.1 million from $4.9 million and $9.0 million, respectively, for the same period in the prior year primarily due to an increase in average net assets, which increased to $2.1 billion for the six months ended June 30, 2026 from $1.4 billion for the six months ended June 30, 2025. No management fees were waived for the three and six months ended June 30, 2026 and 2025.

Incentive fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of income and a portion is based on a percentage of capital gains, each described below.

Income based incentive fee

The income based incentive fee is based on “Pre-Incentive Fee Net Investment Income Returns” meaning dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fees, amendment fees, ticking fees and break-up fees, as well as prepayment premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate in its capacity as an administrative agent, syndication agent, collateral agent, loan servicer or other similar capacity) accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Investment Advisory Agreement and Administration Agreement (as defined below), any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred shares, but excluding the incentive fee and shareholder servicing and /or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that has not yet been received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

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

For the three and six months ended June 30, 2026, gross income based incentive fees increased to $6.9 million and $14.0 million, respectively, from $5.7 million and $10.3 million, respectively, for the same period in the prior year primarily due to our deployment of capital and increase in net investment income. For the three and six months ended June 30, 2026 and the three months ended June 30, 2025, no incentive fees were waived. For the six months ended June 30, 2025, we reversed $0.2 million of previously accrued incentive fee waiver. For the six months ended June 30, 2025, we recorded a reversal of capital gains incentive fee of $0.3 million.

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

For both the three and six months ended June 30, 2026 and 2025, the Adviser provided no expense support pursuant to the Expense Support Agreement. Our obligation to make a reimbursement payment shall automatically become a liability on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

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

As of June 30, 2026, we had two credit facilities, one class of unsecured debt securities outstanding and one debt securitization. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities, enter additional short-term lending arrangements, and/or issue debt securities, including additional unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2026, we had an aggregate amount of $2.4 billion of principal debt outstanding and our asset coverage ratio was 183.75%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. We believe that our current cash on hand, our short-term investments, our available borrowing capacity under our SG Facility, Revolving Credit Facility and PNC Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term.

Equity

The following tables summarize transactions in Common Shares during the three and six months ended June 30, 2026 and 2025 (dollar amounts in thousands):

	Three Months Ended June 30,
	2026		2025
	Shares	Amount	Shares	Amount
Issuance of shares	674,340	$16,811	8,311,477	$211,277
Reinvestment of distributions	1,194,265	29,806	724,517	18,497
Repurchase of shares (net of early repurchase deduction)	(5,951,674)	(148,312)	—	—
Net increase (decrease)	(4,083,069)	$(101,695)	9,035,994	$229,774

	Six Months Ended June 30,
	2026		2025
	Shares	Amount	Shares	Amount
Issuance of shares	6,819,401	$172,576	16,326,718	$415,906
Reinvestment of distributions	2,425,087	60,956	1,388,120	35,552
Repurchase of shares (net of early repurchase deduction)	(5,951,674)	(148,312)	—	—
Net increase (decrease)	3,292,814	$85,220	17,714,838	$451,458

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

The following table sets forth information regarding repurchases of Common Shares pursuant to the Company's share repurchase program for the six months ended June 30, 2026.

Repurchase Request Deadline	Percentage of Outstanding Common Shares Offered to Repurchase (1)	Repurchase Pricing Date	Amount Repurchased (2)	Number of Common Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)
June 11, 2026	7.50%	June 30, 2026	$148,312	5,951,674	7.50%

(1)
Percentage is based on total shares outstanding as of the close of the previous semi-annual period. For the semi-annual period ended June 30, 2026, we received shareholder requests to repurchase approximately 10.33% of shares outstanding as of December 31, 2025, which exceeded our offer to repurchase up to 7.50% of our outstanding shares.
(2)
Amounts shown net of early repurchase deduction.

There were no shares repurchased under the Share Repurchase Program during the six months ended June 30, 2025.

Distributions

We authorize and declare distribution amounts per Common Share payable monthly in arrears (prior to January 1, 2026 distributions were declared quarterly). The following tables present distributions that were declared during the six months ended June 30, 2026 and 2025:

Six Months Ended June 30, 2026
Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
January 30, 2026	March 2, 2026	$0.1943	$0.0054	$0.1997	$16,651
February 27, 2026	April 2, 2026	0.1751	0.0049	0.1800	15,401
March 30, 2026	May 4, 2026	0.1909	0.0053	0.1962	17,017
April 30, 2026	June 1, 2026	0.1840	—	0.1840	16,078
May 28, 2026	June 30, 2026	0.1910	—	0.1910	16,834
June 30, 2026	July 31, 2026	0.1847	—	0.1847	16,364
Total		$1.1200	$0.0156	$1.1356	$98,345

Six Months Ended June 30, 2025
Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
March 31, 2025	April 30, 2025	$0.5667	$0.0315	$0.5982	$34,398
June 25, 2025	July 31, 2025	0.5705	0.0317	0.6022	40,069
Total		$1.1372	$0.0632	$1.2004	$74,467
(1)
Rounded to four decimal places.

The following table reflects the character of distributions on a U.S. GAAP basis that we declared on our Common Shares during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026		2025
Source of Distribution	Per Share	Amount	Per Share	Amount
Net investment income (loss)	$1.14	$98,345	$1.20	$74,467
Total net realized gain (loss)	—	—	—	—
Return of capital	—	—	—	—
Total	$1.14	$98,345	$1.20	$74,467

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

Recent Developments

Share Issuances

On July 1, 2026, we sold and issued 550,427 Common Shares for an aggregate consideration of approximately $13.7 million at a price of $24.92 per Common Share, including Common Shares issued through our distribution reinvestment plan.

We received $8.5 million of net proceeds relating to the issuance of Common Shares for subscriptions effective August 1, 2026.

Distribution Declaration

On July 28, 2026, we declared a regular distribution in the amount of $0.1905 per Common Share, which is payable to shareholders of record as of July 28, 2026, and will be paid on or about August 31, 2026. This distribution will be paid in cash or reinvested in additional Common Shares for shareholders participating in our distribution reinvestment plan.

SG Facility Extension

On July 24, 2026, we entered into Amendment No. 4 to the SG Facility that, among other things, provides for an extension of the tenor of the SG Facility from January 19, 2029 to July 24, 2031 and an extension of the term of the revolving period from January 19, 2027 to July 27, 2029.

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

We are required to report our investments for which current market values are not readily available at fair value. We value our investments in accordance with ASC 820, Fair Value Measurement, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.

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

We have established one or more credit facilities and may in the future establish additional credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over SOFR (or other applicable reference rate). We cannot assure shareholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets and may ask us to comply with positive or negative covenants that could have an effect on our operations.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.

Unfunded Commitments

Our investment portfolio may contain revolving line of credit, delayed draw and equity commitments, which may require us to fund when requested by portfolio companies. As of June 30, 2026 and December 31, 2025, we had unfunded investment commitments of $1.0 billion and $1.1 billion. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these investments and there can be no assurance that such conditions will be satisfied.

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

As of June 30, 2026, 99.56% of our performing debt investments at fair value were at floating rates, which are generally SOFR based and typically have durations of one to three months after which they reset to current interest rates, and many of which are subject to certain floors. Our credit facilities (including the SG Facility, Revolving Credit Facility and PNC Facility) bear interest at floating rates with zero percent interest rate floors. Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2026, the following table shows the annualized impact on net interest income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure (table below in thousands):

Change in Interest Rates	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$134,535	$(73,364)	$61,171
Up 200 basis points	89,690	(48,909)	40,781
Up 100 basis points	44,845	(24,455)	20,390
Down 100 basis points	(44,845)	24,455	(20,390)
Down 200 basis points	(89,341)	48,909	(40,432)
Down 300 basis points	(130,111)	73,364	(56,747)

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

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on March 19, 2026. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2026 to the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to “Item 1. Consolidated Financial Statements—Notes to the Consolidated Financial Statements—Note 9. Net Assets” in this report and our Current Reports on Form 8-K for the issuance of Common Shares for the three months ended June 30, 2026.

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
10.1

Credit Agreement, dated as of April 15, 2026, by and among Antares CLO 2026-2, LLC, as borrower, Antares Strategic Credit Fund, as collateral manager, PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, as structuring agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as collateral custodian and custodian. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-01700) filed on April 21, 2026).

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

Antares Strategic Credit Fund

Date:	August 13, 2026	/s/ Vivek Mathew
Vivek Mathew
Chief Executive Officer
(Principal Executive Officer)

Date:	August 13, 2026	/s/ Thomas Sweeney
Thomas Sweeney
Chief Financial Officer
(Principal Financial Officer)