Form 10-Q
period 2026-09-30
Antares Strategic Credit Fund
filed 2026-11-12
CIK 1993402

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________________________________________________

FORM 10-Q

_______________________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The Registrant’s common shares of beneficial interest (“Common Shares”), $0.001 par value per share, outstanding as of November 12, 2026 was 84,993,852. Common Shares outstanding exclude November 1, 2026 subscriptions and share issuance pursuant to the distribution reinvestment plan, as the issuance price is not yet finalized at this time.

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “projects,” “estimates,” “will,” “should,” “could,” “would,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, and Part II, Item 1A of and elsewhere in this Report.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investments at fair value:
Non-controlled/non-affiliated investments, at fair value (amortized cost — $4,533,713 and $4,170,055 as of September 30, 2026 and December 31, 2025, respectively)	$4,507,420	$4,174,391
Short-term investments (amortized cost — $62,302 and $71,644 as of September 30, 2026 and December 31, 2025, respectively)	62,302	71,644
Total investments at fair value	4,569,722	4,246,035
Cash	38,375	20,553
Cash collateral held at broker	17,470	3,180
Foreign currencies (cost — $5,384 and $8,662 as of September 30, 2026 and December 31, 2025, respectively)	5,318	8,751
Interest receivable	17,356	24,901
Dividend receivable	65	—
Deferred offering costs	7	30
Receivable for investments sold	5,839	8,735
Prepaid expenses and other assets	149	111
Total assets	$4,654,301	$4,312,296

LIABILITIES
Debt outstanding	$2,496,541	$2,145,441
Less: Deferred financing costs	(25,028)	(16,470)
Total debt, net of deferred financing costs	2,471,513	2,128,971
Payable for investments purchased	7,182	13,403
Interest payable	12,145	12,673
Distributions payable	15,617	48,635
Administrative service fee payable	310	144
Accrued expenses and other liabilities	7,550	7,878
Management fees payable	6,690	6,209
Income based incentive fee payable	6,498	6,920
Payable for shares repurchased	—	66,561
Due to affiliates	—	346
Derivative liability at fair value	17,168	2,951
Total liabilities	2,544,673	2,294,691
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, par value $0.001 (84,322,885 and 79,355,653 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	84	79
Paid-in capital in excess of par value	2,138,924	2,011,914
Accumulated net distributable earnings (losses)	(29,380)	5,612
Total net assets	2,109,628	2,017,605
Total liabilities and net assets	$4,654,301	$4,312,296
Net asset value per share	$25.02	$25.42

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income:
From total investments:
Interest income	$96,862	$76,393	$287,500	$197,753
Payment-in-kind interest income	1,541	1,578	4,506	2,816
Payment-in-kind dividend income	174	—	760	—
Dividend income	5	566	131	1,629
Other income	926	2,347	4,184	7,770
Total investment income	99,508	80,884	297,081	209,968
Expenses:
Interest and debt expenses	38,319	24,036	107,478	58,954
Management fees (Note 3)	6,690	5,615	19,831	14,591
Income based incentive fee (Note 3)	6,498	6,265	20,484	16,603
Capital gains incentive fee (Note 3)	—	—	—	(330)
Administrative service fee	329	172	967	473
Board of Trustees’ fee	113	112	317	259
Other general and administrative expenses	2,069	1,137	4,853	3,212
Organization and offering costs	7	17	34	123
Total expenses	54,025	37,354	153,964	93,885
Incentive fees waiver (Note 3)	—	—	—	165
Net expenses, net of fee waivers	54,025	37,354	153,964	94,050
Excise and income tax expense (benefit)	—	—	(276)	—
Net investment income (loss)	45,483	43,530	143,393	115,918

Net realized and change in unrealized gain (loss):
Net realized gain (loss):
Non-controlled/non-affiliated investments	(227)	132	(2,542)	(729)
Foreign currency transactions	7	42	327	(162)
Total net realized gain (loss)	(220)	174	(2,215)	(891)
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	12,009	(523)	(30,629)	674
Translation of assets and liabilities in foreign currencies	220	1,246	1,959	(1,991)
Total net change in unrealized appreciation (depreciation)	12,229	723	(28,670)	(1,317)
Total net realized and change in unrealized gain (loss)	12,009	897	(30,885)	(2,208)
(Provision) benefit for taxes on unrealized appreciation (depreciation) of assets	(1,599)	—	(1,714)	—
Net increase (decrease) in net assets resulting from operations	$55,893	$44,427	$110,794	$113,710

Per share information
Net investment income (loss) per share (basic and diluted)	$0.54	$0.59	$1.67	$1.76
Earnings per share (basic and diluted)	$0.67	$0.60	$1.29	$1.72
Distributions declared per share	$0.57	$0.59	$1.70	$1.79
Weighted average shares outstanding (basic and diluted)	83,772,231	74,279,218	85,654,877	66,023,202

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

(in thousands, except shares)

Three Months Ended September 30, 2026

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	82,648,467	$83	$2,097,130	$(37,832)	$2,059,381
Operations:
Net investment income (loss)	—	—	—	45,483	45,483
Net realized gain (loss)	—	—	—	(220)	(220)
Net change in unrealized appreciation (depreciation)	—	—	—	12,229	12,229
(Provision) benefit for taxes on unrealized appreciation (depreciation) of assets	—	—	—	(1,599)	(1,599)
Net increase (decrease) in net assets resulting from operations	—	—	—	55,893	55,893
Capital Transactions:
Issuance of shares	871,668	1	21,755	—	21,756
Common Shares issued from reinvestment of distributions	802,750	—	20,039	—	20,039
Distributions to shareholders	—	—	—	(47,441)	(47,441)
Repurchase of shares (net of early repurchase deduction)	—	—	—	—	—
Net increase (decrease) in net assets resulting from capital transactions	1,674,418	1	41,794	(47,441)	(5,646)
Total net increase (decrease)	1,674,418	1	41,794	8,452	50,247
Net assets at end of period	84,322,885	$84	$2,138,924	$(29,380)	$2,109,628

Nine Months Ended September 30, 2026

				Accumulated Net
	Common Shares		Paid-in-Capital in	Distributable Earnings	Total
	Shares	Par Value	Excess of Par Value	(Losses)	Net Assets
Net assets at beginning of period	79,355,653	$79	$2,011,914	$5,612	$2,017,605
Operations:
Net investment income (loss)	—	—	—	143,393	143,393
Net realized gain (loss)	—	—	—	(2,215)	(2,215)
Net change in unrealized appreciation (depreciation)	—	—	—	(28,670)	(28,670)
(Provision) benefit for taxes on unrealized appreciation (depreciation) of assets	—	—	—	(1,714)	(1,714)
Net increase (decrease) in net assets resulting from operations	—	—	—	110,794	110,794
Capital Transactions:
Issuance of shares	7,691,069	8	194,324	—	194,332
Common Shares issued from reinvestment of distributions	3,227,837	3	80,992	—	80,995
Distributions to shareholders	—	—	—	(145,786)	(145,786)
Repurchase of shares (net of early repurchase deduction)	(5,951,674)	(6)	(148,306)	—	(148,312)
Net increase (decrease) in net assets resulting from capital transactions	4,967,232	5	127,010	(145,786)	(18,771)
Total net increase (decrease)	4,967,232	5	127,010	(34,992)	92,023
Net assets at end of period	84,322,885	$84	$2,138,924	$(29,380)	$2,109,628

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

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$110,794	$113,710
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Accrued interest and dividends received in-kind	(4,903)	(2,816)
Net accretion of discounts and amortization of premiums	(4,842)	(3,392)
Proceeds from sale of investments and principal repayments	666,347	257,310
Purchases of investments	(1,022,802)	(1,659,240)
(Purchases) sales of short-term investments, net	9,342	20,079
Net realized (gains) losses on investments	2,542	729
Net change in unrealized (appreciation) depreciation on investments	30,629	(674)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(1,959)	—
Amortization of deferred financing costs	3,820	1,971
Amortization of deferred offering costs	34	123
(Increase) decrease in operating assets:
Interest receivable	7,545	(3,514)
Dividend receivable	(65)	(339)
Receivable for investments sold	2,896	6,774
Cash collateral held at broker	(14,290)	—
Prepaid expenses and other assets	(38)	(172)
Increase (decrease) in operating liabilities:
Due to affiliates	(346)	654
Payable for investments purchased	(6,221)	3,887
Management fees payable	481	3,846
Income based incentive fee payable	(422)	4,110
Capital gains incentive fee payable	—	(165)
Interest payable	(528)	(457)
Administrative service fee payable	166	(64)
Excise tax payable	—	(266)
Accrued expenses and other liabilities	(328)	2,318
Net cash provided by (used in) operating activities	(222,148)	(1,255,588)
Cash flow from financing activities
Debt borrowings	1,583,624	1,851,723
Debt repayments	(1,216,188)	(1,117,395)
Proceeds from issuance of shares	194,332	598,931
Repurchase of shares (net of early repurchase deduction)	(214,873)	—
Distributions paid	(97,809)	(50,336)
Deferred offering costs paid	(11)	(66)
Deferred financing costs paid	(12,378)	(5,794)
Net cash provided by (used in) financing activities	236,697	1,277,063
Net increase (decrease) in cash	14,549	21,475
Effect of foreign exchange rate changes on cash	(160)	—
Cash and foreign currencies at the beginning of period	29,304	18,845
Cash and foreign currencies at the end of period	$43,693	$40,320
Supplemental disclosure of cash flow information
Cash paid for interest	$97,070	$57,439
Cash paid for taxes	483	284
Distributions payable	15,617	44,219
Reinvestment of distributions	80,995	56,354

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
Secured Debt
Aerospace and Defense
Bleriot US Bidco Inc.	(5)(15)(20)	First Lien Term Loan	S + 2.25%	6.30%	10/31/2030	$2,618	$2,619	$2,621	0.13%
Peraton Corp.	(5)(8)(15)(18)	First Lien Term Loan	S + 3.75%	7.90%	2/1/2028	4,371	4,372	4,081	0.19
							6,991	6,702	0.32
Air Freight and Logistics
American Trailer Rental Group, LLC	(13)(15)(17)	First Lien Term Loan	S + 5.69%	9.89%	6/1/2028	129	128	114	0.01
American Trailer Rental Group, LLC	(13)(15)(17)	First Lien Term Loan	S + 5.50%	9.70%	6/1/2028	40	40	35	—
American Trailer Rental Group, LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.69%	9.89%	6/1/2028	33	33	29	—
American Trailer Rental Group, LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.50%	9.70%	6/1/2028	34	34	30	—
American Trailer Rental Group, LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.75%	9.95%	6/1/2028	9	9	8	—
Apple Bidco, LLC	(5)(15)(20)	First Lien Term Loan	S + 2.50%	6.42%	9/23/2031	2,469	2,469	2,474	0.12
Kenco PPC Buyer LLC	(13)(15)(16)(17)	First Lien Term Loan	S + 4.25%	8.30%	11/15/2029	12,371	12,327	12,371	0.59
Kenco PPC Buyer LLC	(8)(13)(17)	First Lien Term Loan	S + 4.25%	8.17%	11/15/2029	637	633	637	0.03
Kenco PPC Buyer LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.25%	8.30%	11/15/2029	197	190	197	0.01
Lightbeam Bidco Inc.	(8)(18)	First Lien Term Loan	S + 4.80%	8.85%	5/6/2030	3,830	3,830	3,801	0.18
Lightbeam Bidco Inc.	(8)(18)	First Lien Delayed Draw Term Loan	S + 4.80%	8.85%	5/6/2030	580	580	576	0.03
Lightbeam Bidco Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.80%	8.85%	5/6/2030	9,906	9,846	9,801	0.46
Lightbeam Bidco Inc.	(7)(15)(18)	First Lien Revolver	S + 4.80%	8.85%	5/4/2029	—	—	(4)	—
							30,119	30,069	1.43
Automobile Components
Enthusiast Auto Holdings, LLC	(8)(17)	First Lien Term Loan	S + 4.50%	8.42%	12/19/2027	2,916	2,906	2,902	0.14
OAC Holdings I Corp	(8)(17)	First Lien Term Loan	S + 5.00%	9.20%	3/30/2029	2,734	2,674	2,720	0.13
Quality Automotive Services, LLC	(8)(17)	First Lien Term Loan	S + 5.00%	9.05%	7/16/2027	2,328	2,326	2,328	0.11
Quality Automotive Services, LLC	(13)(15)(17)	First Lien Term Loan	S + 5.00%	9.05%	7/16/2027	6,091	6,082	6,091	0.29
Quality Automotive Services, LLC	(8)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	7/16/2027	458	457	458	0.02
Quality Automotive Services, LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	7/16/2027	3,563	3,555	3,563	0.17
Quality Automotive Services, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	7/16/2027	9,941	9,900	9,941	0.47
Quality Automotive Services, LLC	(7)(15)(17)	First Lien Revolver	S + 5.00%	9.05%	7/16/2027	—	—	—	—
							27,900	28,003	1.33

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Beverages
Pegasus BidCo B.V.	(5)(6)(15)(20)	First Lien Term Loan	S + 2.50%	6.55%	7/12/2032	$5,389	$5,382	$5,400	0.26%
Primo Brands Corporation	(5)(6)(15)(19)	First Lien Term Loan	S + 2.75%	6.80%	3/31/2031	1,430	1,424	1,436	0.06
							6,806	6,836	0.32
Broadline Retail
Peer Holding III B.V.	(5)(6)(15)(20)	First Lien Term Loan	S + 2.50%	6.55%	7/1/2031	3,167	3,170	3,176	0.15
							3,170	3,176	0.15
Building Products
MDC Interior Acquisition Inc	(8)(13)(16)(17)	First Lien Term Loan	S + 4.75%	8.80%	4/26/2030	12,758	12,635	12,598	0.60
MDC Interior Acquisition Inc	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.80%	4/26/2030	4,665	4,647	4,607	0.22
MDC Interior Acquisition Inc	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.80%	4/26/2030	—	(31)	(26)	—
SureWerx Purchaser III Inc.	(8)(18)	First Lien Term Loan	S + 5.25%	9.30%	12/28/2029	243	243	243	0.01
SureWerx Purchaser III Inc.	(8)(13)(18)	First Lien Term Loan	C + 5.25%	7.56%	12/28/2029	CAD 16,775	12,260	11,610	0.55
SureWerx Purchaser III Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 5.25%	9.30%	12/28/2028	—	(4)	—	—
WST USA Holdco, Inc.	(6)(8)(17)	First Lien Term Loan	S + 4.75%	8.90%	3/31/2027	2,431	2,431	2,431	0.11
WST USA Holdco, Inc.	(6)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.90%	3/31/2027	1,054	1,052	1,054	0.05
							33,233	32,517	1.54
Capital Markets
1596213 B.C. Ltd.	(6)(13)(15)(18)	First Lien Term Loan	C + 5.25%	7.67%	9/21/2033	CAD 2,070	1,468	1,447	0.07
1596213 B.C. Ltd.	(6)(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	C + 5.25%	7.67%	9/21/2033	—	(1)	(3)	—
1596213 B.C. Ltd.	(6)(7)(13)(15)(18)	First Lien Revolver	C + 5.25%	7.67%	9/21/2033	—	(1)	(1)	—
Arax MidCo, LLC	(8)(13)(15)(18)	First Lien Term Loan	S + 5.25%	9.30%	3/24/2032	3,852	3,845	3,833	0.18
Arax MidCo, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.25%	9.30%	3/24/2032	—	(2)	(4)	—
Arax MidCo, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 5.25%	9.30%	3/24/2032	—	(1)	(1)	—
GTCR ABC Buyer, LLC	(8)(13)(18)	First Lien Term Loan	S + 4.50%	8.55%	4/14/2033	6,154	6,124	6,123	0.29
GTCR ABC Buyer, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	4/14/2033	—	(6)	(13)	—
GTCR ABC Buyer, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.55%	4/14/2033	—	(6)	(6)	—
IH Elevate Buyer, Inc.	(8)(13)(18)	First Lien Term Loan	S + 5.00%	8.92%	6/30/2033	2,428	2,410	2,409	0.11
IH Elevate Buyer, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.92%	6/30/2033	—	(4)	(8)	—
IH Elevate Buyer, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	8.92%	6/30/2033	—	(3)	(3)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Capital Markets (continued)
Lido Advisors, LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	5/10/2032	$12,176	$12,108	$11,993	0.57%
Lido Advisors, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	5/10/2032	3,417	3,417	3,366	0.16
Lido Advisors, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.80%	5/10/2032	1,474	1,467	1,446	0.07
NewEdge Capital Group, LLC	(13)(15)(18)	First Lien Term Loan	S + 5.00%	9.05%	8/8/2033	2,380	2,368	2,368	0.11
NewEdge Capital Group, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	8/8/2033	140	138	137	0.01
NewEdge Capital Group, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	9.05%	8/8/2033	—	(1)	(1)	—
R&T Acquisitions, LLC	(8)(15)(17)	First Lien Term Loan	S + 5.50%	9.55%	8/31/2030	2,101	2,089	2,085	0.10
The Ultimus Group Midco, LLC	(13)(15)(16)(18)	First Lien Term Loan	S + 4.50%	8.55%	7/1/2032	12,113	12,060	12,113	0.57
The Ultimus Group Midco, LLC	(7)(13)(15)(20)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	7/1/2032	—	(8)	—	—
The Ultimus Group Midco, LLC	(7)(13)(15)(20)	First Lien Revolver	S + 4.50%	8.55%	7/1/2032	—	(8)	—	—
							47,453	47,280	2.24
Chemicals
Americhem, Inc.	(8)(13)(16)(18)	First Lien Term Loan	S + 4.25%	8.17%	3/1/2032	24,195	24,086	24,074	1.14
Americhem, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.25%	8.17%	3/1/2032	—	(12)	(31)	—
Americhem, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.25%	8.17%	3/1/2032	—	(17)	(22)	—
Aurora Plastics, LLC	(8)(16)(18)	First Lien Term Loan	S + 4.75%	8.77%	8/12/2030	35,074	34,956	34,636	1.64
Aurora Plastics, LLC	(8)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.77%	8/12/2030	31	27	31	—
Aurora Plastics, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.77%	8/12/2030	—	—	(36)	—
Bulab Holdings, Inc.	(8)(13)(16)(18)	First Lien Term Loan	S + 4.50%	8.55%	7/1/2032	18,340	18,263	18,156	0.86
Bulab Holdings, Inc.	(13)(15)(18)	First Lien Term Loan	E + 4.50%	7.09%	7/1/2032	EUR 3,131	3,680	3,512	0.17
Bulab Holdings, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	7/1/2032	—	(9)	(45)	—
Bulab Holdings, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.55%	7/1/2032	—	(22)	(43)	—
DCG Acquisition Corp.	(8)(13)(16)(18)	First Lien Term Loan	S + 5.00%	9.05%	6/13/2031	26,360	26,322	26,426	1.25
DCG Acquisition Corp.	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	6/13/2031	3,128	3,116	3,136	0.15
DCG Acquisition Corp.	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	9.05%	6/13/2031	—	(11)	—	—
Lubricant Engineers	(8)(17)	First Lien Term Loan	S + 5.25%	9.30%	9/1/2029	243	239	242	0.01
Lubricant Engineers	(8)(13)(15)(16)(17)	First Lien Term Loan	S + 5.25%	9.30%	9/1/2029	22,479	22,425	22,367	1.06
Lubricant Engineers	(7)(13)(15)(17)	First Lien Revolver	S + 5.25%	9.30%	9/1/2029	—	(11)	(11)	—
Lummus Technology Holdings V LLC	(5)(8)(20)	First Lien Term Loan	S + 2.50%	6.42%	12/31/2029	4,876	4,894	4,875	0.23
Plaskolite PPC Intermediate II LLC	(13)(15)(17)	First Lien Term Loan	S + 8.00%	12.05% (Incl. 4.00% PIK)	5/9/2030	3,359	3,335	3,325	0.16
Plaskolite PPC Intermediate II LLC	(7)(13)(15)(17)	First Lien Revolver	S + 7.00%	11.05%	2/7/2030	95	93	93	—
							141,354	140,685	6.67

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies
365RM Holdco, LLC	(13)(15)(18)	First Lien Term Loan	S + 4.75%	8.80%	5/6/2033	$4,190	$4,170	$4,159	0.20%
365RM Holdco, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	5/6/2033	—	(1)	(2)	—
365RM Holdco, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.80%	5/6/2033	—	(2)	(4)	—
Acuren Delaware Holdco, Inc.	(5)(6)(15)(20)	First Lien Term Loan	S + 2.50%	6.42%	7/30/2031	2,950	2,950	2,961	0.14
Anticimex Global AB	(5)(6)(15)(20)	First Lien Term Loan	S + 2.90%	6.95%	11/17/2031	1,224	1,224	1,232	0.06
Ares Holdings, LLC	(8)(17)	First Lien Term Loan	S + 4.75%	8.80%	11/18/2029	4,763	4,728	4,751	0.23
Ares Holdings, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.67%	11/18/2029	1,007	1,007	1,005	0.05
Ares Holdings, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.67%	11/18/2029	6,227	6,207	6,212	0.29
Ares Holdings, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.80%	11/18/2029	5,482	5,472	5,468	0.26
Ares Holdings, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	11/18/2029	—	(5)	(13)	—
Ares Holdings, LLC	(7)(15)(17)	First Lien Revolver	S + 4.75%	8.67%	11/18/2029	298	288	286	0.01
BCPE Empire Holdings, Inc.	(5)(8)(15)(19)	First Lien Term Loan	S + 3.25%	7.17%	12/11/2030	2,757	2,759	2,671	0.13
BIFM CA Buyer Inc.	(5)(15)(19)	First Lien Term Loan	S + 3.25%	7.17%	5/31/2028	4,781	4,779	4,785	0.23
CoolSys, Inc.	(5)(8)(18)	First Lien Term Loan	S + 6.00%	10.05% (Incl. 3.50% PIK)	2/11/2030	253	245	223	0.01
Crimson FLS Acquisition, Inc.	(8)(13)(16)(18)	First Lien Term Loan	S + 4.75%	8.80%	2/18/2033	30,040	29,983	29,665	1.40
Crimson FLS Acquisition, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	2/18/2033	6,188	6,171	6,089	0.29
Crimson FLS Acquisition, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.80%	2/18/2033	292	282	236	0.01
CRS Midco Holdings, LLC	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.55%	12/31/2032	8,037	8,001	7,996	0.38
CRS Midco Holdings, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	12/31/2032	—	(6)	(13)	—
CRS Midco Holdings, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.55%	12/31/2032	—	(7)	(8)	—
Discovery Purchaser Corporation	(5)(6)(15)(19)	First Lien Term Loan	S + 3.75%	7.80%	10/4/2029	3,771	3,775	3,763	0.18
FL Hawk Intermediate Holdings, Inc.	(8)(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.55%	2/22/2030	6,589	6,572	6,589	0.31
FL Hawk Intermediate Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.55%	2/22/2029	—	(2)	—	—
HeartLand PPC Buyer, LLC	(8)(18)	First Lien Term Loan	S + 4.75%	8.80%	12/12/2029	2,925	2,903	2,867	0.14
HeartLand PPC Buyer, LLC	(13)(15)(18)	First Lien Term Loan	S + 4.75%	8.80%	12/12/2029	4,239	4,228	4,154	0.20
HeartLand PPC Buyer, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	12/12/2029	168	148	(28)	—
HeartLand PPC Buyer, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.67%	12/12/2029	725	717	686	0.03
Hercules Borrower LLC	(8)(13)(16)(18)	First Lien Term Loan	S + 4.75%	8.80%	12/15/2028	12,280	12,246	12,249	0.57
Hercules Borrower LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	12/15/2028	—	(9)	(14)	—
Hercules Borrower LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.80%	12/15/2028	—	(2)	(3)	—
High Bar Brands Operating, LLC	(6)(8)(17)	First Lien Term Loan	S + 5.25%	9.30%	12/19/2029	243	241	235	0.01
HP RSS Buyer, Inc.	(8)(18)	First Lien Term Loan	S + 4.75%	8.80%	12/11/2029	4,875	4,838	4,826	0.23
HP RSS Buyer, Inc.	(13)(15)(18)	First Lien Term Loan	S + 4.75%	8.80%	12/11/2029	369	368	366	0.02

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies (continued)
HP RSS Buyer, Inc.	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	12/11/2029	$8,323	$8,300	$8,240	0.39%
HP RSS Buyer, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	12/11/2029	3,624	3,596	3,569	0.17
Low Voltage Holdings Inc.	(8)(13)(15)(16)(18)	First Lien Term Loan	S + 4.75%	8.80%	4/28/2032	28,248	28,175	27,895	1.32
Low Voltage Holdings Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	4/28/2032	—	(14)	(47)	—
Low Voltage Holdings Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.80%	4/28/2032	1,239	1,226	1,194	0.06
Monarch Landscape Holdings, LLC	(8)(18)	First Lien Term Loan	S + 5.00%	9.05%	10/2/2028	1,764	1,762	1,742	0.08
Monarch Landscape Holdings, LLC	(8)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	10/2/2028	299	296	295	0.01
Monarch Landscape Holdings, LLC	(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	10/2/2028	859	855	848	0.04
Palmetto Acquisitionco Inc.	(8)(17)	First Lien Term Loan	S + 5.75%	9.80%	9/18/2029	243	241	236	0.01
Polyphase Elevator Holding Company	(13)(15)(16)(18)	First Lien Term Loan	S + 5.00%	9.05%	11/24/2032	15,998	15,947	15,918	0.74
Polyphase Elevator Holding Company	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	11/24/2032	1,925	1,914	1,913	0.09
Polyphase Elevator Holding Company	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	9.05%	11/24/2032	—	(5)	(7)	—
Project Boost Purchaser, LLC	(5)(15)(20)	First Lien Term Loan	S + 2.75%	6.80%	7/16/2031	5,886	5,882	5,771	0.27
Saber Parent Holdings Corp.	(13)(15)(16)(20)	First Lien Term Loan	S + 4.75%	8.80% (Incl. 2.25% PIK)	12/16/2032	23,803	23,753	23,505	1.11
Saber Parent Holdings Corp.	(7)(13)(15)(20)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80% (Incl. 2.25% PIK)	12/16/2032	2,944	2,932	2,863	0.14
Saber Parent Holdings Corp.	(7)(13)(15)(20)	First Lien Revolver	S + 4.50%	8.55%	12/16/2032	—	(7)	(40)	—
Thermostat Purchaser III, Inc.	(5)(8)(15)(18)	First Lien Term Loan	S + 4.25%	8.30%	8/31/2028	5,131	5,129	5,059	0.24
TTF Lower Intermediate, LLC	(5)(15)(20)	First Lien Term Loan	S + 3.75%	7.80%	7/18/2031	2,705	2,684	2,110	0.10
Valet Waste Holdings, Inc.	(8)(13)(16)(17)	First Lien Term Loan	S + 6.00%	9.92%	5/1/2029	31,006	30,956	30,154	1.43
Valet Waste Holdings, Inc.	(13)(15)(17)	First Lien Revolver	S + 6.00%	9.92%	5/1/2029	1,429	1,425	1,389	0.07
WRE Holding Corp.	(13)(15)(16)(18)	First Lien Term Loan	S + 5.00%	9.23%	7/2/2031	8,139	8,109	8,118	0.38
WRE Holding Corp.	(13)(15)(18)	First Lien Term Loan	S + 5.00%	9.23%	7/2/2031	1,686	1,686	1,683	0.08
WRE Holding Corp.	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	9.23%	7/2/2031	972	852	970	0.04
WRE Holding Corp.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	9.23%	7/2/2031	—	(15)	(17)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies (continued)
WRE Holding Corp.	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	9.23%	7/2/2030	$651	$648	$649	0.03%
YLG Holdings, Inc.	(8)(13)(16)(18)	First Lien Term Loan	S + 4.75%	8.80%	12/23/2030	26,618	26,575	26,485	1.26
YLG Holdings, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	12/23/2030	5,146	5,131	5,118	0.24
YLG Holdings, Inc.	(7)(15)(18)	First Lien Revolver	S + 4.75%	8.80%	12/23/2030	—	(4)	(16)	—
Zinc Buyer Corporation	(8)(13)(15)(16)(18)	First Lien Term Loan	S + 4.75%	8.80%	7/24/2031	18,664	18,643	17,731	0.84
Zinc Buyer Corporation	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.80%	7/24/2031	290	286	188	0.01
Zone Climate Services, Inc.	(8)(17)	First Lien Term Loan	S + 5.50%	9.70%	3/9/2028	2,916	2,894	2,858	0.14
							314,120	309,763	14.67
Construction & Engineering
Ampirical Solutions, LLC	(8)(13)(18)	First Lien Term Loan	S + 4.25%	8.30%	9/30/2032	9,710	9,667	9,710	0.47
Ampirical Solutions, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.25%	8.30%	9/30/2032	—	(31)	—	—
Ampirical Solutions, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.25%	8.30%	9/30/2032	—	(17)	—	—
Bells Parent, Inc.	(13)(15)(18)	First Lien Term Loan	S + 5.00%	9.05%	4/25/2033	2,760	2,744	2,747	0.13
Bells Parent, Inc.	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	4/25/2033	818	813	814	0.04
Bells Parent, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	4/25/2033	—	(6)	(10)	—
Bells Parent, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	9.05%	4/25/2033	—	(3)	(2)	—
Groundworks, LLC	(5)(15)(20)	First Lien Term Loan	S + 3.50%	7.42%	3/14/2031	1,982	1,982	1,985	0.09
Hydraulic Technologies USA LLC	(8)(13)(17)	First Lien Term Loan	S + 5.50%	9.55%	6/3/2031	17,153	16,878	16,338	0.77
Hydraulic Technologies USA LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.50%	9.55%	6/3/2030	1,383	1,335	1,287	0.06
Kleinfelder Intermediate LLC	(8)(18)	First Lien Term Loan	S + 4.50%	8.55%	9/18/2030	243	243	242	0.01
Kleinfelder Intermediate LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	9/18/2030	—	(3)	(7)	—
MEI Buyer LLC	(8)(17)	First Lien Term Loan	S + 4.25%	8.17%	6/29/2029	4,200	4,183	4,200	0.20
MEI Buyer LLC	(15)(17)	First Lien Delayed Draw Term Loan	S + 4.25%	8.17%	6/29/2029	667	658	667	0.03
							38,443	37,971	1.80

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Construction Materials
Pearlman Enterprises Inc.	(8)(17)	First Lien Term Loan	S + 4.50%	8.52%	5/5/2028	$2,923	$2,914	$2,887	0.14%
Profile Products LLC	(8)(18)	First Lien Term Loan	S + 5.50%	9.65%	11/12/2027	243	242	242	0.01
Red Fox CD Acquisition Corporation	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 6.00%	10.05%	3/4/2030	26,376	26,193	26,109	1.24
							29,349	29,238	1.39
Containers and Packaging
Berlin Packaging LLC	(5)(6)(8)(15)(20)	First Lien Term Loan	S + 3.25%	7.30%	6/7/2031	4,414	4,401	4,387	0.21
CFs Brands, LLC	(8)(17)	First Lien Term Loan	S + 5.25%	9.17%	10/2/2030	243	242	243	0.01
Charter Next Generation, Inc.	(5)(15)(18)	First Lien Term Loan	S + 2.50%	6.42%	11/29/2030	1,796	1,800	1,801	0.09
Cold Chain Technologies, LLC	(13)(15)(16)(17)	First Lien Term Loan	S + 5.25%	9.30%	7/2/2028	11,790	11,779	11,790	0.56
Cold Chain Technologies, LLC	(13)(15)(17)	First Lien Term Loan	S + 5.25%	9.30%	7/2/2028	6,128	6,123	6,128	0.29
Cold Chain Technologies, LLC	(7)(15)(17)	First Lien Revolver	S + 5.25%	9.30%	7/2/2028	64	64	64	—
Packaging Coordinators Midco, Inc.	(13)(15)(16)(18)	First Lien Term Loan	S + 5.00%	9.05%	10/15/2032	31,269	31,260	30,644	1.45
Packaging Coordinators Midco, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	10/15/2032	68	24	(105)	—
Packaging Coordinators Midco, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	8.92%	10/15/2032	166	159	99	—
Plastipak Holdings, Inc.	(5)(15)(20)	First Lien Term Loan	S + 2.50%	6.42%	9/24/2032	1,204	1,199	1,208	0.06
PLZ CORP.	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.92%	3/31/2032	15,701	15,554	15,387	0.73
PLZ CORP.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.92%	3/31/2032	—	(20)	(45)	—
Pregis TopCo LLC	(5)(15)(20)	First Lien Term Loan	S + 3.75%	7.67%	2/1/2029	4,433	4,441	4,463	0.21
ProAmpac PG Borrower LLC	(5)(15)(20)	First Lien Term Loan	S + 4.00%	8.05%	3/7/2033	8,978	8,849	8,973	0.43
ProAmpac PG Borrower LLC	(5)(7)(15)(20)	First Lien Revolver	S + 3.75%	7.67%	3/6/2031	4,080	4,080	3,990	0.19
Pro Mach Group, Inc.	(5)(15)(20)	First Lien Term Loan	S + 2.50%	6.42%	10/15/2032	2,049	2,045	2,053	0.10
Ring Container Technologies Group, LLC	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.42%	9/15/2032	2,196	2,197	2,202	0.10
Rohrer Corp.	(8)(17)	First Lien Term Loan	S + 5.00%	9.48%	3/15/2027	243	242	229	0.01
ST Athena Global LLC	(6)(8)(13)(18)	First Lien Term Loan	SON + 5.25%	8.99%	6/26/2030	GBP 1,262	1,585	1,653	0.08
ST Athena Global LLC	(6)(8)(13)(15)(18)	First Lien Term Loan	S + 5.25%	9.30%	6/26/2030	2,788	2,775	2,753	0.13
ST Athena Global LLC	(6)(7)(13)(15)(18)	First Lien Revolver	S + 5.25%	9.17%	6/26/2029	23	20	19	—
Tank Holding Corp.	(8)(18)	First Lien Term Loan	S + 5.75%	9.77%	3/31/2028	243	239	232	0.01
Trident TPI Holdings, Inc.	(5)(15)(19)	First Lien Term Loan	S + 3.75%	7.80%	9/15/2028	3,586	3,587	3,492	0.17
Verde Purchaser, LLC	(5)(15)(20)	First Lien Term Loan	S + 4.00%	8.05%	11/30/2030	4,735	4,739	4,705	0.22
							107,384	106,365	5.05

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Distributors
Aurora Parts & Accessories LLC	(8)(17)	First Lien Term Loan	S + 5.75%	9.95%	1/13/2029	$243	$243	$241	0.01%
BC Group Holdings, Inc.	(8)(18)	First Lien Term Loan	S + 5.00%	9.05%	12/21/2027	243	242	243	0.01
BC Group Holdings, Inc.	(8)(13)(18)	First Lien Term Loan	S + 5.00%	9.05%	12/21/2027	4,686	4,677	4,686	0.22
BC Group Holdings, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	12/21/2027	5,826	5,807	5,826	0.28
Blackbird Purchaser, Inc.	(8)(15)(18)	First Lien Term Loan	S + 5.75%	9.80%	12/19/2030	5,489	5,458	5,407	0.26
Blackbird Purchaser, Inc.	(7)(15)(18)	First Lien Revolver	S + 5.75%	9.80%	12/19/2029	371	368	362	0.02
BlackHawk Industrial Distribution, Inc.	(8)(15)(17)	First Lien Term Loan	S + 5.25%	9.45%	5/30/2030	6,048	6,047	5,821	0.28
BlackHawk Industrial Distribution, Inc.	(8)(13)(17)	First Lien Term Loan	S + 5.25%	9.45%	5/30/2030	205	205	198	0.01
BlackHawk Industrial Distribution, Inc.	(8)(17)	First Lien Term Loan	S + 5.25%	9.45%	5/30/2030	119	119	114	0.01
BlackHawk Industrial Distribution, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.25%	9.45%	5/30/2030	2,511	2,501	2,417	0.11
BlackHawk Industrial Distribution, Inc.	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.45%	5/30/2030	1	1	1	—
BlackHawk Industrial Distribution, Inc.	(7)(15)(17)	First Lien Revolver	S + 5.75%	9.95%	5/30/2030	—	(13)	(131)	(0.01)
Dealer Tire Financial, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.00%	6.92%	7/2/2031	4,327	4,310	4,293	0.20
Johnstone Supply, LLC	(5)(8)(15)(20)	First Lien Term Loan	S + 2.25%	6.17%	6/9/2031	1,367	1,366	1,369	0.06
Motion & Control Enterprises LLC	(8)(17)	First Lien Term Loan	S + 6.00%	10.05%	6/1/2028	2,309	2,301	2,309	0.11
Motion & Control Enterprises LLC	(8)(13)(17)	First Lien Term Loan	S + 6.00%	10.05%	6/1/2028	873	872	873	0.04
Motion & Control Enterprises LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 6.00%	10.05%	6/1/2028	607	605	607	0.03
Motion & Control Enterprises LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 6.00%	10.05%	6/1/2028	987	982	987	0.05
NFO Orange Buyer, LLC	(13)(15)(16)(18)	First Lien Term Loan	S + 4.25%	8.48%	1/13/2033	19,048	19,008	18,953	0.90
NFO Orange Buyer, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.25%	8.48%	1/13/2033	—	(5)	(20)	—
NFO Orange Buyer, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.25%	8.48%	1/13/2033	980	973	966	0.05
Vessco Midco Holdings, LLC	(8)(13)(15)(16)(18)	First Lien Term Loan	S + 4.25%	8.17%	7/24/2031	27,777	27,676	27,569	1.31
Vessco Midco Holdings, LLC	(13)(15)(18)	First Lien Term Loan	S + 4.25%	8.48%	7/24/2031	9,984	9,962	9,909	0.47
Vessco Midco Holdings, LLC	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.25%	8.17%	7/24/2031	9,259	9,216	9,190	0.43
Vessco Midco Holdings, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.25%	8.48%	7/24/2031	1,636	1,625	1,563	0.07
Vessco Midco Holdings, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.25%	8.17%	7/24/2031	—	(9)	(23)	—
							104,537	103,730	4.92

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services
AAH Topco., LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	9.02%	12/22/2027	$4,599	$4,582	$4,584	0.22%
American Residential Services LLC	(5)(7)(15)(20)	First Lien Revolver	S + 2.75%	6.80%	1/31/2030	—	—	—	—
Apex Service Partners, LLC	(8)(13)(17)	First Lien Term Loan	S + 5.00%	9.05%	10/24/2030	4,708	4,663	4,708	0.22
Apex Service Partners, LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	10/24/2030	14,926	14,841	14,925	0.71
Apex Service Partners, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	10/24/2030	8,170	8,126	8,170	0.39
Apex Service Partners, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	9.05%	10/24/2029	—	—	—	—
Ascend Learning, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.00%	6.92%	12/11/2028	4,709	4,691	4,687	0.22
Ave Holdings III, Corp.	(8)(18)	First Lien Term Loan	S + 5.50%	9.98%	2/25/2028	142	142	129	0.01
Ave Holdings III, Corp.	(15)(18)	First Lien Delayed Draw Term Loan	S + 5.50%	9.98%	2/25/2028	61	61	56	0.01
Ave Holdings III, Corp.	(8)(18)	First Lien Delayed Draw Term Loan	S + 5.50%	9.98%	2/25/2028	40	39	36	—
AVG Intermediate Holdings LLC	(8)(17)	First Lien Term Loan	S + 5.75%	9.90%	5/16/2028	814	814	814	0.04
AVG Intermediate Holdings LLC	(13)(15)(17)	First Lien Term Loan	S + 5.75%	9.90%	5/16/2028	277	276	277	0.01
AVG Intermediate Holdings LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.75%	9.90%	5/16/2028	3,000	3,000	3,000	0.14
AVG Intermediate Holdings LLC	(7)(15)(17)	First Lien Revolver	S + 5.75%	9.90%	5/16/2028	—	—	—	—
COP Hometown Acquisitions, Inc.	(8)(17)	First Lien Term Loan	S + 5.25%	9.30%	7/16/2027	892	887	883	0.04
COP Hometown Acquisitions, Inc.	(8)(13)(15)(17)	First Lien Term Loan	S + 5.25%	9.30%	7/16/2027	1,264	1,262	1,251	0.06
COP Hometown Acquisitions, Inc.	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.30%	7/16/2027	3,981	3,959	3,941	0.19
CVET Midco 2, L.P.	(5)(8)(19)	First Lien Term Loan	S + 5.00%	9.05%	10/13/2029	2,976	2,980	2,897	0.14
CVP Holdco, Inc.	(13)(15)(16)(18)	First Lien Term Loan	S + 5.00%	8.92%	6/30/2031	22,048	22,027	21,944	1.04
CVP Holdco, Inc.	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.92%	6/30/2031	3,326	3,317	3,310	0.16
CVP Holdco, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	8.92%	6/28/2030	—	(6)	(11)	—
Essential Services Holding Corporation	(13)(15)(16)(18)	First Lien Term Loan	S + 5.25%	9.30%	6/17/2031	10,714	10,697	10,392	0.49
Essential Services Holding Corporation	(7)(13)(15)(18)	First Lien Revolver	S + 5.25%	9.30%	6/17/2030	572	569	540	0.03
Excel Fitness Consolidator LLC	(8)(13)(15)(18)	First Lien Term Loan	S + 4.75%	8.80%	4/29/2030	5,409	5,392	5,382	0.26
Excel Fitness Consolidator LLC	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	4/29/2030	10,002	9,908	9,952	0.47
ExperiGreen Intermediate Holdings, Inc.	(8)(13)(15)(16)(18)	First Lien Term Loan	S + 4.75%	8.67%	12/10/2032	26,407	26,304	26,143	1.24
ExperiGreen Intermediate Holdings, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.67%	12/10/2032	—	(16)	(47)	—
ExperiGreen Intermediate Holdings, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.67%	12/10/2032	215	201	184	0.01
Flint Opco, LLC	(8)(17)	First Lien Term Loan	S + 4.75%	8.80%	8/15/2030	243	242	242	0.01
Flint Opco, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.80%	8/15/2030	3,130	3,116	3,115	0.15
Flint Opco, LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	8/15/2030	4,019	4,002	3,999	0.19
Flint Opco, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	8/15/2030	2,689	2,667	2,649	0.13
Flint Opco, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.80%	8/15/2029	—	(2)	(1)	—
FSHS I, LLC	(8)(18)	First Lien Term Loan	S + 5.75%	9.67%	11/18/2028	3,915	3,915	3,885	0.18

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services (continued)
Goodlife Fitness Centres Inc.	(6)(8)(13)(18)	First Lien Term Loan	C + 5.25%	7.67%	4/1/2033	CAD 22,239	$15,949	$15,548	0.74%
Goodlife Fitness Centres Inc.	(6)(7)(13)(15)(18)	First Lien Revolver	C + 5.25%	7.67%	4/1/2033	—	(14)	(14)	—
GS Seer Group Borrower, LLC	(8)(17)	First Lien Term Loan	S + 6.75%	10.80%	4/29/2030	4,862	4,799	4,084	0.19
GSV Holding, LLC	(8)(13)(16)(17)	First Lien Term Loan	S + 5.75%	9.80% (Incl. 3.13% PIK)	10/18/2030	38,592	38,460	38,399	1.82
GSV Holding, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.25%	8.30%	10/18/2030	—	(8)	—	—
Innovetive Petcare, Inc.	(8)(17)	First Lien Term Loan	S + 5.00%	9.20%	6/30/2029	190	187	189	0.01
Innovetive Petcare, Inc.	(8)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.20%	6/30/2029	46	45	46	—
Innovetive Petcare, Inc.	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.20%	6/30/2029	18,547	18,525	18,454	0.87
Innovetive Petcare, Inc.	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.02%	6/30/2029	8,359	8,334	8,317	0.39
Lido Purchaser, Inc.	(13)(15)(19)	First Lien Term Loan	S + 4.75%	8.67%	4/4/2033	4,474	4,464	4,463	0.21
Lido Purchaser, Inc.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.75%	8.67%	4/4/2033	—	(1)	(3)	—
PPV Intermediate Holdings, LLC	(8)(18)	First Lien Term Loan	S + 5.75%	9.80%	8/31/2029	238	237	235	0.01
PPV Intermediate Holdings, LLC	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.25%	9.30%	8/31/2029	5,840	5,827	5,709	0.27
Seahawk BidCo, LLC	(13)(15)(16)(17)	First Lien Term Loan	S + 5.00%	9.05%	12/19/2031	13,372	13,337	13,272	0.63
Seahawk BidCo, LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	12/19/2031	4,193	4,175	4,162	0.20
Seahawk BidCo, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	12/19/2031	1,943	1,918	1,792	0.08
Seahawk BidCo, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	9.05%	12/19/2030	424	419	415	0.02
University Support Services LLC	(5)(15)(19)	First Lien Term Loan	S + 2.75%	6.67%	2/10/2029	1,370	1,355	1,367	0.06
US Fitness Holdings, LLC	(8)(13)(15)(16)(18)	First Lien Term Loan	S + 5.50%	9.55%	9/4/2031	33,930	33,821	33,760	1.60
US Fitness Holdings, LLC	(13)(15)(18)	First Lien Term Loan	S + 5.50%	9.55%	9/4/2031	1,287	1,282	1,281	0.06
US Fitness Holdings, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.50%	9.55%	9/4/2031	—	(10)	(19)	—
US Fitness Holdings, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 5.50%	9.55%	9/4/2030	—	(13)	(13)	—
Vertex Service Partners, LLC	(8)(18)	First Lien Term Loan	S + 6.00%	10.05% (Incl. 4.02% PIK)	11/8/2030	254	251	240	0.01
Vertex Service Partners, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 6.00%	10.05% (Incl. 4.02% PIK)	11/8/2030	303	300	182	0.01
VPP Intermediate Holdings, LLC	(13)(15)(17)	First Lien Term Loan	S + 5.50%	9.55%	5/31/2030	1,687	1,679	1,679	0.08
VPP Intermediate Holdings, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.50%	9.55%	5/31/2030	41	39	40	—
VPP Intermediate Holdings, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.50%	9.55%	5/31/2030	—	—	—	—
							298,013	295,621	14.02

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Telecommunication Services
Coral-US Co-Borrower LLC	(5)(6)(15)(20)	First Lien Term Loan	S + 3.25%	7.30%	1/31/2032	$3,700	$3,680	$3,568	0.17%
Guardian US Holdco LLC	(5)(8)(15)(19)	First Lien Term Loan	S + 3.25%	7.30%	1/31/2030	5,230	5,236	5,234	0.24
Virgin Media Bristol LLC	(5)(6)(8)(15)(20)	First Lien Term Loan	S + 3.18%	7.51%	3/31/2031	4,377	4,333	3,503	0.17
Zacapa S.a r.l.	(5)(6)(8)(15)(19)	First Lien Term Loan	S + 3.75%	7.80%	3/22/2029	5,276	5,275	5,283	0.25
							18,524	17,588	0.83
Electrical Equipment
AMP Purchaser, LLC	(8)(13)(19)	First Lien Term Loan	S + 4.50%	8.42%	4/1/2033	4,429	4,418	4,417	0.21
AMP Purchaser, LLC	(7)(13)(15)(19)	First Lien Revolver	S + 4.50%	8.42%	4/1/2033	—	(1)	(1)	—
Infinite Bidco LLC	(5)(8)(17)	First Lien Term Loan	S + 6.25%	10.30%	3/2/2028	243	242	244	0.01
							4,659	4,660	0.22
Electronic Equipment, Instruments and Components
AEMI Holdings, LLC	(13)(15)(17)	First Lien Term Loan	S + 5.00%	9.05%	2/28/2029	1,120	1,106	1,106	0.05
AEP Passion Intermediate Holdings, Inc.	(13)(15)(17)	First Lien Term Loan	S + 6.50%	10.70%	10/5/2027	254	254	254	0.01
Dwyer Instruments, LLC	(5)(7)(15)(20)	First Lien Revolver	S + 2.00%	6.05%	7/24/2031	—	—	—	—
Excelitas Technologies Corp.	(8)(15)(18)	First Lien Term Loan	S + 5.25%	9.17%	8/13/2029	4,816	4,794	4,792	0.23
Phoenix 1 Buyer Corp.	(8)(18)	First Lien Term Loan	S + 4.75%	8.80%	11/20/2030	244	242	244	0.01
							6,396	6,396	0.30
Energy Equipment and Services
CRCI Longhorn Holdings, Inc.	(8)(13)(16)(18)	First Lien Term Loan	S + 4.75%	8.67%	8/27/2031	17,859	17,797	17,859	0.84
CRCI Longhorn Holdings, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.67%	8/27/2031	3,709	3,692	3,709	0.18
CRCI Longhorn Holdings, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.67%	8/27/2031	—	(11)	—	—
EnergySolutions, LLC (Envirocare of Utah, LLC)	(5)(15)(20)	First Lien Term Loan	S + 2.75%	6.80%	7/23/2033	556	554	557	0.03
Integrated Power Services Holdings, Inc.	(8)(18)	First Lien Term Loan	S + 4.75%	8.78%	11/22/2031	4,331	4,289	4,277	0.20
Integrated Power Services Holdings, Inc.	(8)(13)(15)(16)(18)	First Lien Term Loan	S + 4.75%	8.78%	11/22/2031	22,679	22,659	22,395	1.06
Integrated Power Services Holdings, Inc.	(8)(13)(18)	First Lien Term Loan	S + 4.75%	8.78%	11/22/2031	5,879	5,879	5,806	0.28
Integrated Power Services Holdings, Inc.	(8)(13)(15)(18)	First Lien Term Loan	S + 4.75%	8.78%	11/22/2031	15,622	15,596	15,426	0.72
Integrated Power Services Holdings, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.78%	11/22/2031	—	(9)	(73)	—
Integrated Power Services Holdings, Inc.	(7)(15)(18)	First Lien Revolver	S + 4.75%	8.78%	11/22/2030	—	(13)	(40)	—
Phillips & Temro Industries Inc.	(8)(17)	First Lien Term Loan	S + 5.00%	9.20%	3/12/2027	219	219	218	0.01
							70,652	70,134	3.32

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Financial Services
Aprio Advisory Group, LLC	(8)(13)(16)(18)	First Lien Term Loan	S + 4.75%	8.80%	8/1/2031	$18,161	$18,117	$18,070	0.86%
Aprio Advisory Group, LLC	(8)(13)(18)	First Lien Term Loan	S + 4.75%	8.80%	8/1/2031	1,650	1,643	1,642	0.08
Aprio Advisory Group, LLC	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	8/1/2031	16,184	16,126	16,103	0.76
Aprio Advisory Group, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	8/1/2031	207	201	194	0.01
Aprio Advisory Group, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.80%	8/1/2031	—	(7)	(20)	—
Aretec Group, Inc.	(5)(15)(20)	First Lien Term Loan	S + 3.00%	6.92%	8/9/2030	3,528	3,520	3,505	0.17
Ascensus Group Holdings, Inc.	(5)(6)(8)(15)(19)	First Lien Term Loan	S + 3.00%	6.92%	11/25/2032	6,659	6,659	6,609	0.31
Cerity Partners Equity Holding LLC	(8)(13)(16)(18)	First Lien Term Loan	S + 4.50%	8.55%	7/28/2031	37,202	37,136	37,202	1.76
Cerity Partners Equity Holding LLC	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	7/28/2031	275	274	275	0.01
Cerity Partners Equity Holding LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	7/28/2031	5,871	5,846	5,871	0.28
Cerity Partners Equity Holding LLC	(7)(15)(18)	First Lien Revolver	S + 4.50%	8.42%	7/28/2031	2,196	2,184	2,196	0.10
CFGI Holdings, LLC	(8)(18)	First Lien Term Loan	S + 4.25%	8.17%	11/2/2029	3,905	3,865	3,856	0.18
CFGI Holdings, LLC	(7)(15)(18)	First Lien Revolver	S + 4.25%	8.17%	11/2/2029	—	(2)	(2)	—
Cherry Bekaert Advisory LLC	(8)(18)	First Lien Term Loan	S + 4.75%	8.80%	6/28/2030	1,910	1,872	1,886	0.09
Cherry Bekaert Advisory LLC	(13)(15)(18)	First Lien Term Loan	S + 4.75%	8.80%	6/28/2030	4,180	4,172	4,128	0.20
Cherry Bekaert Advisory LLC	(13)(15)(16)(18)	First Lien Term Loan	S + 4.75%	8.80%	6/28/2030	22,561	22,465	22,279	1.06
Cherry Bekaert Advisory LLC	(8)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	6/28/2030	787	771	777	0.04
Cherry Bekaert Advisory LLC	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	6/28/2030	4,180	4,150	4,128	0.20
Cherry Bekaert Advisory LLC	(7)(15)(18)	First Lien Revolver	S + 4.75%	8.80%	6/28/2030	—	(4)	(3)	—
Chicago US Midco III LP	(5)(15)(20)	First Lien Term Loan	S + 2.50%	6.42%	11/1/2032	2,280	2,275	2,265	0.11
Chicago US Midco III LP	(5)(7)(15)(20)	First Lien Delayed Draw Term Loan	S + 2.50%	6.42%	11/1/2032	—	—	(2)	—
ClearCapital Holdings, LLC	(13)(15)(18)	First Lien Term Loan	S + 4.75%	8.80%	6/30/2032	9,968	9,929	9,694	0.46
ClearCapital Holdings, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	6/30/2032	—	(3)	(17)	—
ClearCapital Holdings, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.80%	6/30/2032	—	(9)	(38)	—
Contractual Buyer, LLC	(8)(18)	First Lien Term Loan	S + 4.50%	8.55%	10/10/2030	244	241	244	0.01
Contractual Buyer, LLC	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	10/10/2030	142	141	142	0.01
Focus Financial Partners, LLC	(5)(15)(20)	First Lien Term Loan	S + 2.50%	6.42%	9/15/2031	6,061	6,050	5,960	0.28
Foreside Financial Group, LLC	(8)(13)(17)	First Lien Term Loan	S + 5.25%	9.45%	10/1/2029	5,627	5,595	5,585	0.26
Foreside Financial Group, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.25%	9.45%	10/1/2029	—	(11)	(5)	—
Frazier & Deeter Advisory, LLC	(8)(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.55%	5/2/2032	9,331	9,306	9,217	0.44
Frazier & Deeter Advisory, LLC	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	5/2/2032	6,135	6,120	6,060	0.29
Frazier & Deeter Advisory, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	5/2/2032	99	81	63	—
Frazier & Deeter Advisory, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.55%	5/2/2031	390	386	378	0.02
Frazier & Deeter Advisory, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.80%	5/2/2031	—	(1)	(1)	—
Heights Buyer, LLC	(8)(17)	First Lien Term Loan	S + 5.75%	9.90%	8/25/2028	3,730	3,730	3,712	0.18

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Financial Services (continued)
Heights Buyer, LLC	(8)(13)(17)	First Lien Term Loan	S + 5.00%	9.15%	8/25/2028	$956	$953	$939	0.04%
Heights Buyer, LLC	(15)(17)	First Lien Delayed Draw Term Loan	S + 5.75%	9.90%	8/25/2028	611	611	608	0.03
Heights Buyer, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.75%	9.90%	8/25/2028	—	(2)	(23)	—
Heights Buyer, LLC	(7)(15)(17)	First Lien Revolver	S + 5.75%	9.90%	8/25/2028	—	—	(3)	—
Kriv Acquisition Inc.	(8)(15)(17)	First Lien Term Loan	S + 4.50%	8.55%	7/31/2031	14,029	14,016	13,924	0.66
Kriv Acquisition Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	7/31/2031	—	(19)	(101)	—
Kriv Acquisition Inc.	(7)(15)(17)	First Lien Revolver	S + 4.50%	8.55%	7/31/2031	798	804	777	0.04
Minotaur Acquisition, Inc.	(8)(13)(16)(17)	First Lien Term Loan	S + 5.00%	9.05%	6/3/2030	23,866	23,704	23,567	1.12
Minotaur Acquisition, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.00%	9.05%	6/3/2030	7,630	7,599	7,535	0.36
Minotaur Acquisition, Inc.	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	6/3/2030	7,824	7,751	7,736	0.37
Minotaur Acquisition, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	9.05%	6/3/2030	—	(24)	(31)	—
Monarch Finco, LLC	(6)(8)(13)(16)(19)	First Lien Term Loan	S + 4.25%	8.30%	10/29/2032	4,126	4,108	4,126	0.20
Monarch Finco, LLC	(6)(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.25%	8.30%	10/29/2032	3,819	3,794	3,819	0.18
Monarch Finco, LLC	(6)(7)(13)(15)(19)	First Lien Revolver	S + 4.25%	8.30%	10/29/2032	—	(2)	—	—
NAB Holdings, LLC	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.55%	11/23/2028	5,664	5,619	5,360	0.25
Neon Maple Purchaser Inc.	(5)(6)(15)(20)	First Lien Term Loan	S + 2.50%	6.42%	11/17/2031	5,402	5,390	5,262	0.25
OneSource Virtual, Inc.	(8)(13)(16)(19)	First Lien Term Loan	S + 4.50%	8.55%	1/30/2033	32,647	32,577	32,566	1.53
OneSource Virtual, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.50%	8.55%	1/30/2033	—	(11)	(12)	—
Opalite Buyer, Inc.	(13)(15)(18)	First Lien Term Loan	S + 4.75%	8.80%	4/21/2033	5,231	5,206	5,205	0.25
Opalite Buyer, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	4/21/2033	—	(1)	(2)	—
Opalite Buyer, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.80%	4/21/2033	—	(3)	(4)	—
Osaic Holdings, Inc.	(5)(6)(15)(20)	First Lien Term Loan	S + 2.50%	6.55%	7/30/2032	4,187	4,194	4,155	0.20
OSTTRA Group Ltd	(5)(6)(15)(20)	First Lien Term Loan	S + 3.00%	7.05%	10/8/2032	3,188	3,186	3,192	0.15
Pathstone Family Office LLC	(8)(17)	First Lien Term Loan	S + 4.50%	8.52%	5/15/2029	2,555	2,538	2,549	0.12
Pathstone Family Office LLC	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.52%	5/15/2029	518	515	517	0.02
Pathstone Family Office LLC	(8)(13)(16)(17)	First Lien Term Loan	S + 4.50%	8.52%	5/15/2029	23,133	23,060	23,075	1.09
Pathstone Family Office LLC	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.52%	5/15/2029	2,388	2,377	2,382	0.11
Pathstone Family Office LLC	(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.52%	5/15/2029	279	277	278	0.01
Pathstone Family Office LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.52%	5/15/2029	5,019	4,987	5,006	0.24
Pathstone Family Office LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.52%	5/15/2029	339	333	333	0.02
Pathstone Family Office LLC	(7)(15)(17)	First Lien Revolver	S + 4.50%	8.52%	5/15/2028	—	(12)	(6)	—
Ryan, LLC	(5)(15)(20)	First Lien Term Loan	S + 3.50%	7.42%	11/5/2032	8,870	8,831	8,904	0.42
Ryan, LLC	(5)(7)(15)(20)	First Lien Revolver	S + 3.50%	7.42%	11/7/2030	19	19	19	—
The Chartis Group, LLC	(13)(15)(16)(18)	First Lien Term Loan	S + 4.25%	8.30%	9/17/2031	12,438	12,396	12,438	0.58
The Chartis Group, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.25%	8.30%	9/17/2031	948	938	948	0.04
The Chartis Group, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.25%	8.30%	9/17/2031	—	(7)	—	—
Wealth Enhancement Group, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.25%	8.30%	10/2/2028	2,369	2,357	2,226	0.11
Wealth Enhancement Group, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 4.25%	8.30%	10/2/2028	1,655	1,633	1,634	0.08

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Financial Services (continued)
Wealth Enhancement Group, LLC	(15)(17)	First Lien Delayed Draw Term Loan	S + 4.25%	8.30%	10/2/2028	$1,167	$1,149	$1,152	0.05%
Wealth Enhancement Group, LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.25%	8.30%	10/2/2028	28,936	28,878	28,574	1.35
Wealth Enhancement Group, LLC	(7)(15)(17)	First Lien Revolver	S + 4.25%	8.30%	10/2/2028	—	(1)	(13)	—
Wipfli Advisory LLC	(8)(13)(18)	First Lien Term Loan	S + 4.25%	8.30%	10/1/2032	7,215	7,201	7,125	0.34
Wipfli Advisory LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.25%	8.30%	10/1/2032	446	442	412	0.02
Wipfli Advisory LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.25%	8.30%	10/1/2032	—	(4)	(23)	—
							390,175	388,078	18.40
Food Products
Fiesta Purchaser, Inc.	(5)(15)(20)	First Lien Term Loan	S + 2.75%	6.67%	2/12/2031	5,892	5,904	5,828	0.28
RB Holdings Interco, LLC	(8)(17)	First Lien Term Loan	S + 5.00%	9.20%	5/4/2028	243	242	241	0.01
Sigma Holdco B.V.	(5)(6)(15)(20)	First Lien Term Loan	S + 4.25%	8.48%	10/31/2030	5,312	5,300	5,222	0.25
Sugar PPC Buyer LLC	(8)(17)	First Lien Term Loan	S + 4.75%	8.98%	10/2/2031	244	241	243	0.01
Sugar PPC Buyer LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.98%	10/2/2031	2,014	2,010	2,004	0.09
WPP Bullet Buyer, LLC	(8)(17)	First Lien Term Loan	S + 5.25%	9.30%	12/7/2030	10,142	10,074	10,041	0.48
							23,771	23,579	1.12
Gas Utilities
EDPO, LLC	(8)(15)(18)	First Lien Term Loan	S + 4.75%	8.67%	12/10/2029	4,733	4,733	4,733	0.22
EDPO, LLC	(8)(13)(15)(16)(18)	First Lien Term Loan	S + 4.75%	8.67%	12/10/2029	22,817	22,800	22,817	1.09
EDPO, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.67%	12/10/2029	—	(10)	—	—
EDPO, LLC	(7)(15)(18)	First Lien Revolver	S + 4.75%	8.67%	12/8/2028	887	878	887	0.04
							28,401	28,437	1.35
Ground Transportation
AMS Parent, LLC	(5)(8)(18)	First Lien Term Loan	S + 4.75%	9.06%	10/25/2028	243	241	226	0.01
							241	226	0.01
Health Care Technology
Acentra Holdings, LLC	(8)(19)	First Lien Term Loan	S + 5.25%	9.30%	12/17/2029	1,854	1,854	1,853	0.09
Acentra Holdings, LLC	(7)(15)(19)	First Lien Revolver	S + 5.50%	9.55%	12/17/2029	—	—	—	—
Athenahealth Group Inc.	(5)(15)(19)	First Lien Term Loan	S + 3.25%	7.17%	2/16/2032	4,781	4,763	4,781	0.23
Caerus US 1 Inc.	(6)(8)(18)	First Lien Term Loan	S + 5.00%	9.05%	5/25/2029	2,547	2,547	2,369	0.11
Caerus US 1 Inc.	(6)(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	5/25/2029	—	—	(7)	—
Cotiviti, Inc.	(5)(15)(20)	First Lien Term Loan	S + 2.75%	6.67%	5/1/2031	2,678	2,680	2,575	0.12
Cotiviti, Inc.	(5)(15)(20)	First Lien Term Loan	S + 2.75%	6.67%	3/26/2032	3,664	3,638	3,511	0.17
DeLorean Purchaser, Inc.	(8)(13)(16)(18)	First Lien Term Loan	S + 4.50%	8.55%	12/16/2031	30,036	29,858	29,736	1.41
DeLorean Purchaser, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.55%	12/16/2031	—	(34)	(46)	—
Ensemble RCM, LLC	(5)(15)(20)	First Lien Term Loan	S + 3.00%	7.05%	2/9/2033	4,988	4,983	4,997	0.24
Ensemble RCM, LLC	(5)(7)(15)(20)	First Lien Revolver	S + 3.00%	7.05%	2/10/2031	—	—	—	—
F&M Buyer LLC	(13)(15)(16)(18)	First Lien Term Loan	S + 4.50%	8.55%	3/18/2032	11,940	11,889	11,821	0.56

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Health Care Technology (continued)
F&M Buyer LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	3/18/2032	$—	$(8)	$(40)	—%
F&M Buyer LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.55%	3/18/2032	—	(9)	(17)	—
Gainwell Acquisition Corp.	(5)(8)(20)	First Lien Term Loan	S + 4.50%	8.55%	8/19/2031	1,953	1,921	1,967	0.09
Goldeneye Parent, LLC	(8)(13)(16)(18)	First Lien Term Loan	S + 4.75%	8.80%	3/31/2032	31,728	31,668	31,411	1.48
Goldeneye Parent, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.80%	3/31/2032	—	(12)	(47)	—
HT Intermediary III, Inc.	(13)(15)(16)(18)	First Lien Term Loan	S + 4.50%	8.42%	11/12/2030	14,443	14,394	14,407	0.68
HT Intermediary III, Inc.	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.42%	11/12/2030	3,555	3,540	3,493	0.17
HT Intermediary III, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.42%	11/12/2030	490	483	467	0.02
IMO Investor Holdings, Inc.	(8)(15)(18)	First Lien Term Loan	S + 5.00%	9.54%	5/11/2029	12,122	12,120	12,031	0.57
IMO Investor Holdings, Inc.	(8)(13)(18)	First Lien Term Loan	S + 5.00%	9.54%	5/11/2029	1,270	1,270	1,260	0.06
IMO Investor Holdings, Inc.	(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	9.54%	5/11/2029	1,024	1,024	1,017	0.05
IMO Investor Holdings, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	9.54%	5/11/2028	—	—	(11)	—
Net Health Acquisition Corp.	(13)(15)(18)	First Lien Term Loan	S + 4.75%	8.67%	7/3/2031	30,070	29,967	30,070	1.42
Net Health Acquisition Corp.	(8)(13)(18)	First Lien Term Loan	S + 4.75%	8.80%	7/3/2031	4,030	4,013	4,030	0.19
Net Health Acquisition Corp.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.67%	7/3/2031	—	(13)	—	—
Perfectserve, Inc.	(8)(13)(18)	First Lien Term Loan	S + 4.75%	8.80%	2/27/2032	8,488	8,451	8,488	0.40
Perfectserve, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.80%	2/27/2032	—	(5)	—	—
PointClickCare Technologies Inc.	(5)(6)(15)(20)	First Lien Term Loan	S + 2.75%	6.80%	11/3/2031	2,339	2,335	2,336	0.11
Signant Finance One Limited	(13)(15)(16)(18)	First Lien Term Loan	S + 6.00%	10.05%	10/16/2031	20,789	20,623	20,738	0.98
Signant Finance One Limited	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 6.00%	10.05%	10/16/2031	—	(10)	(6)	—
Signant Finance One Limited	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	9.05%	10/16/2031	895	880	891	0.04
Swoop Intermediate III, Inc.	(13)(15)(16)(19)	First Lien Term Loan	S + 4.50%	8.55%	4/12/2032	18,976	18,950	18,928	0.90
Swoop Intermediate III, Inc.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	4/12/2032	—	(5)	(8)	—
Swoop Intermediate III, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.50%	8.55%	4/12/2032	—	(8)	(8)	—
Unlimited Technology Holdings, LLC	(13)(15)(16)(18)	First Lien Term Loan	S + 4.75%	8.80% (Incl. 2.88% PIK)	3/12/2032	16,946	16,910	16,734	0.79
Unlimited Technology Holdings, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.80%	3/12/2032	—	(6)	(28)	—
Vatica Health, Inc.	(8)(13)(16)(18)	First Lien Term Loan	S + 4.25%	8.30%	10/29/2032	17,715	17,630	17,228	0.82
Vatica Health, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.25%	8.30%	10/29/2032	—	(8)	(49)	—
Wisdom Purchaser, LLC	(8)(13)(16)(19)	First Lien Term Loan	S + 4.25%	8.30%	7/24/2032	27,474	27,415	26,787	1.27
Wisdom Purchaser, LLC	(7)(13)(15)(19)	First Lien Revolver	S + 4.25%	8.30%	7/24/2032	—	(7)	(72)	—
							275,681	273,587	12.97
Healthcare Equipment and Supplies
Agiliti Health, Inc.	(5)(8)(15)(20)	First Lien Term Loan	S + 3.00%	7.05%	5/1/2030	3,899	3,888	3,802	0.18
Alcor Scientific LLC	(8)(17)	First Lien Term Loan	S + 4.50%	8.52%	1/31/2028	181	180	181	0.01
Aspen Medical Products, LLC	(8)(17)	First Lien Term Loan	S + 5.00%	9.05%	6/10/2028	3,845	3,845	3,836	0.18
Belmont Instrument, LLC	(8)(17)	First Lien Term Loan	S + 5.25%	9.30%	8/19/2028	2,891	2,875	2,891	0.14

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Equipment and Supplies (continued)
Blades Buyer, Inc.	(8)(17)	First Lien Term Loan	S + 4.50%	8.55%	3/28/2028	$3,026	$3,026	$3,018	0.14%
Blades Buyer, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.55%	3/28/2028	218	217	217	0.01
Blades Buyer, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	3/28/2028	10,967	10,931	10,920	0.51
Blades Buyer, Inc.	(8)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	3/28/2028	1,696	1,696	1,692	0.08
Blades Buyer, Inc.	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	3/28/2028	872	868	870	0.04
Blades Buyer, Inc.	(7)(15)(17)	First Lien Revolver	S + 4.50%	8.55%	3/28/2028	—	(4)	(4)	—
CDL Parent, Inc.	(8)(17)	First Lien Term Loan	S + 4.75%	8.80%	12/7/2028	244	242	242	0.01
CDL Parent, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.80%	12/7/2028	23,316	23,230	23,141	1.10
CDL Parent, Inc.	(8)(13)(16)(17)	First Lien Term Loan	S + 4.75%	8.80%	12/7/2028	27,362	27,255	27,157	1.29
CDL Parent, Inc.	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	12/7/2028	3,919	3,903	3,890	0.18
CDL Parent, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.80%	12/7/2028	—	(8)	(8)	—
CPC/Cirtec Holdings, Inc.	(8)(18)	First Lien Term Loan	S + 5.00%	9.05%	1/30/2029	4,861	4,861	4,813	0.23
CPC/Cirtec Holdings, Inc.	(13)(15)(18)	First Lien Term Loan	S + 5.00%	9.05%	1/30/2029	1,966	1,966	1,946	0.09
CPC/Cirtec Holdings, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	9.05%	10/31/2028	255	255	248	0.01
Sentry Acquisition, LLC	(8)(13)(16)(18)	First Lien Term Loan	S + 4.50%	8.55%	2/2/2033	12,771	12,717	12,771	0.61
Sentry Acquisition, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	2/2/2033	—	(8)	—	—
Sentry Acquisition, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.55%	2/2/2033	—	(10)	—	—
Tarrytown Acquisition Holdings, LLC	(13)(15)(16)(18)	First Lien Term Loan	S + 4.50%	8.42%	11/12/2032	16,684	16,619	16,600	0.79
Tarrytown Acquisition Holdings, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.42%	11/12/2032	—	(11)	(18)	—
Tarrytown Acquisition Holdings, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.42%	11/12/2032	—	(13)	(15)	—
							118,520	118,190	5.60
Healthcare Providers and Services
AB Centers Acquisition Corporation	(13)(15)(18)	First Lien Term Loan	S + 5.25%	9.17%	7/2/2031	11,102	11,051	11,073	0.52
AB Centers Acquisition Corporation	(8)(13)(18)	First Lien Term Loan	S + 5.25%	9.17%	7/2/2031	3,210	3,206	3,202	0.15
AB Centers Acquisition Corporation	(8)(13)(16)(18)	First Lien Term Loan	S + 5.25%	9.17%	7/2/2031	12,726	12,688	12,694	0.60
AB Centers Acquisition Corporation	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.25%	9.17%	7/2/2031	733	730	731	0.03
AB Centers Acquisition Corporation	(7)(13)(15)(18)	First Lien Revolver	S + 5.25%	9.17%	7/2/2031	—	(6)	(4)	—
Arrow Management Acquisition, LLC	(13)(15)(16)(18)	First Lien Term Loan	S + 5.00%	9.05%	7/26/2032	13,086	13,028	12,988	0.62
Arrow Management Acquisition, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	7/26/2032	640	627	605	0.03
Arrow Management Acquisition, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	9.05%	7/23/2032	565	557	553	0.03

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Providers and Services (continued)
Cardiology Management Holdings, LLC	(8)(17)	First Lien Term Loan	S + 5.50%	9.70%	1/31/2029	$102	$102	$101	—%
Cardiology Management Holdings, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.50%	9.70%	1/31/2029	72	72	71	—
Cardiology Management Holdings, LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.50%	9.70%	1/31/2029	68	68	67	—
Cardiology Management Holdings, LLC	(15)(17)	First Lien Delayed Draw Term Loan	S + 5.75%	9.95%	1/31/2029	2	2	2	—
Community Medical Acquisition Corp.	(8)(17)	First Lien Term Loan	S + 4.50%	8.98%	12/15/2028	243	238	243	0.01
Crown Laundry, LLC	(13)(15)(18)	First Lien Term Loan	S + 4.75%	8.67%	5/28/2031	7,943	7,911	7,943	0.38
Crown Laundry, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.67%	5/28/2031	432	427	432	0.02
Crown Laundry, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.67%	5/28/2031	157	149	157	0.01
DCA Investment Holding LLC	(13)(15)(18)	First Lien Term Loan	S + 5.00%	9.05%	6/2/2031	232	230	232	0.01
DCA Investment Holding LLC	(13)(15)(18)	First Lien Term Loan	S + 6.00%	10.05%	6/2/2031	1,582	1,582	1,582	0.07
DOCS, MSO, LLC	(8)(18)	First Lien Term Loan	S + 5.00%	9.15%	6/1/2028	116	114	115	0.01
ENT MSO, LLC	(8)(17)	First Lien Term Loan	S + 5.25%	9.40%	12/31/2028	107	106	106	0.01
ENT MSO, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.40%	12/31/2028	49	49	49	—
ENT MSO, LLC	(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.40%	12/31/2028	38	38	37	—
EPFS Buyer, Inc.	(8)(13)(15)(16)(18)	First Lien Term Loan	S + 4.50%	8.55%	7/31/2031	27,707	27,608	27,084	1.28
EPFS Buyer, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	7/31/2031	—	(2)	(8)	—
EPFS Buyer, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.55%	7/31/2031	988	975	927	0.04
Eyesouth Eye Care Holdco LLC	(15)(17)	First Lien Delayed Draw Term Loan	S + 5.50%	9.52%	10/5/2029	244	243	241	0.01
GTCR BC Purchaser, Inc.	(8)(13)(15)(18)	First Lien Term Loan	S + 5.00%	9.05%	11/19/2032	18,439	18,316	18,208	0.86
GTCR BC Purchaser, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	11/19/2032	—	(13)	(49)	—
GTCR BC Purchaser, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	9.05%	11/19/2031	—	(14)	(26)	—
ImageFirst Holdings, LLC	(5)(7)(15)(20)	First Lien Revolver	S + 3.00%	7.05%	3/12/2030	—	—	—	—
IvyRehab Intermediate II, LLC	(8)(18)	First Lien Term Loan	S + 5.00%	9.15%	4/23/2029	196	195	194	0.01
IvyRehab Intermediate II, LLC	(13)(15)(18)	First Lien Term Loan	S + 5.00%	9.15%	4/23/2029	2,000	1,980	1,980	0.09
IvyRehab Intermediate II, LLC	(8)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	9.15%	4/23/2029	12	12	12	—
JKC Parent, Inc.	(13)(15)(18)	First Lien Term Loan	S + 4.75%	8.80%	2/13/2032	5,227	5,211	5,175	0.25
JKC Parent, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	2/13/2032	2,379	2,365	2,339	0.11
JKC Parent, Inc.	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	2/13/2032	1,809	1,798	1,791	0.08
JKC Parent, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.80%	2/13/2032	448	442	436	0.02
MRO Corporation	(13)(15)(16)(18)	First Lien Term Loan	S + 4.50%	8.42%	6/9/2032	27,140	26,964	27,140	1.29
MRO Corporation	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.42%	6/9/2032	2,384	2,368	2,384	0.11
MRO Corporation	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.42%	6/9/2032	—	(18)	—	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Providers and Services (continued)
New ACI Buyer, LLC	(13)(15)(18)	First Lien Term Loan	S + 5.50%	9.55%	6/29/2031	$1,018	$1,005	$1,018	0.05%
ONS MSO, LLC	(8)(17)	First Lien Term Loan	S + 6.25%	10.30%	7/7/2028	245	245	217	0.01
Orsini Pharmaceutical Services, LLC	(8)(13)(18)	First Lien Term Loan	S + 4.50%	8.42%	5/22/2031	4,574	4,537	4,574	0.22
Orsini Pharmaceutical Services, LLC	(8)(13)(16)(18)	First Lien Term Loan	S + 4.50%	8.42%	5/22/2031	11,790	11,741	11,790	0.56
Orsini Pharmaceutical Services, LLC	(7)(15)(18)	First Lien Revolver	S + 4.50%	8.42%	5/22/2030	—	(6)	—	—
PhyNet Dermatology LLC	(8)(17)	First Lien Term Loan	S + 6.50%	10.55%	10/20/2029	253	251	248	0.01
Premise Health Holding Corp.	(13)(15)(18)	First Lien Term Loan	S + 4.75%	8.80%	11/8/2032	1,613	1,606	1,605	0.08
Premise Health Holding Corp.	(8)(13)(18)	First Lien Term Loan	S + 4.75%	8.80%	11/8/2032	1,112	1,107	1,107	0.05
Premise Health Holding Corp.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	11/8/2032	409	405	405	0.02
Premise Health Holding Corp.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.80%	11/6/2031	—	(1)	(1)	—
Raven Acquisition Holdings, LLC	(5)(15)(20)	First Lien Term Loan	S + 3.00%	6.92%	11/19/2031	4,124	4,107	4,124	0.20
Raven Acquisition Holdings, LLC	(5)(7)(15)(20)	First Lien Delayed Draw Term Loan	S + 3.00%	6.92%	11/19/2031	—	(1)	—	—
RxSense Holdings LLC	(8)(16)(17)	First Lien Term Loan	S + 5.00%	9.05%	4/17/2029	12,009	12,008	11,951	0.58
RxSense Holdings LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	9.05%	4/17/2029	—	—	(9)	—
SCHP Purchaser, Inc.	(8)(13)(15)(19)	First Lien Term Loan	S + 4.50%	8.55%	10/22/2032	18,837	18,754	18,225	0.87
SCHP Purchaser, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.50%	8.55%	10/22/2032	—	(14)	(102)	—
Smile Doctors LLC	(8)(18)	First Lien Term Loan	S + 5.90%	10.05%	12/23/2028	2,427	2,427	2,415	0.11
Smile Doctors LLC	(15)(18)	First Lien Delayed Draw Term Loan	S + 5.90%	10.05%	12/23/2028	218	217	217	0.01
Smile Doctors LLC	(8)(18)	First Lien Delayed Draw Term Loan	S + 5.90%	10.05%	12/23/2028	273	273	272	0.01
Soleo Holdings, Inc.	(13)(15)(16)(18)	First Lien Term Loan	S + 4.50%	8.55%	2/2/2032	13,847	13,828	13,847	0.66
Soleo Holdings, Inc.	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.73%	2/2/2032	3,447	3,430	3,447	0.16
Soleo Holdings, Inc.	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.73%	2/2/2032	2,100	2,098	2,100	0.10
Soleo Holdings, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	2/2/2032	—	(8)	—	—
Soleo Holdings, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.55%	2/2/2032	—	(5)	—	—
Specialized Dental Holdings II, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.42%	11/1/2028	267	266	267	0.01
Specialized Dental Holdings II, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.42%	11/1/2028	2,924	2,900	2,924	0.15
Specialized Dental Holdings II, LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.42%	11/1/2028	8,913	8,856	8,913	0.42
Specialized Dental Holdings II, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.42%	11/1/2028	—	—	—	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Providers and Services (continued)
SpecialtyCare, Inc.	(8)(13)(16)(17)	First Lien Term Loan	S + 4.75%	8.80%	12/18/2029	$22,957	$22,730	$22,842	1.08%
SpecialtyCare, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	12/18/2029	1,164	1,151	1,141	0.05
SpecialtyCare, Inc.	(7)(13)(15)(20)	First Lien Revolver	S + 3.75%	7.80%	12/18/2029	—	(3)	(3)	—
Summit Behavioral Healthcare, LLC	(5)(8)(18)	First Lien Term Loan	S + 4.68%	8.73%	12/31/2029	2,980	2,980	1,726	0.08
TST Intermediate Holdings, LLC	(8)(13)(17)	First Lien Term Loan	S + 5.50%	9.65%	12/31/2028	121	120	116	0.01
United Digestive MSO Parent, LLC	(8)(17)	First Lien Term Loan	S + 5.75%	9.80%	3/30/2029	243	243	242	0.01
USHV Management, LLC	(8)(13)(15)(16)(18)	First Lien Term Loan	S + 5.00%	9.05%	9/8/2032	16,455	16,398	16,373	0.78
USHV Management, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	9/8/2032	—	(4)	(4)	—
USHV Management, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	9.05%	9/8/2031	—	(9)	(11)	—
Valeris, Inc.	(8)(13)(18)	First Lien Term Loan	S + 4.75%	8.80%	9/19/2031	14,932	14,868	14,857	0.70
Valeris, Inc.	(8)(13)(16)(18)	First Lien Term Loan	S + 5.00%	9.05%	9/19/2031	20,383	20,353	20,332	0.96
Valeris, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.80%	9/19/2031	—	(14)	(22)	—
							310,238	307,950	14.60
Hotels, Restaurants and Leisure
Movati Athletic (Group) Inc.	(6)(8)(13)(17)	First Lien Term Loan	C + 4.25%	6.99%	5/29/2030	CAD 28,225	20,365	19,832	0.94
Movati Athletic (Group) Inc.	(6)(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	C + 4.25%	6.99%	5/29/2030	—	(24)	—	—
Movati Athletic (Group) Inc.	(6)(7)(13)(15)(17)	First Lien Revolver	C + 4.25%	6.99%	5/29/2029	—	(29)	—	—
Southpaw AP Buyer, LLC	(8)(13)(16)(17)	First Lien Term Loan	S + 5.25%	9.45%	3/2/2028	22,775	22,735	22,604	1.07
Southpaw AP Buyer, LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.32%	3/2/2028	4,148	4,135	4,117	0.20
Southpaw AP Buyer, LLC	(7)(15)(17)	First Lien Revolver	S + 5.25%	9.45%	3/2/2028	497	482	480	0.02
							47,664	47,033	2.23
Household Products
TPC US Parent, LLC	(8)(17)	First Lien Term Loan	S + 5.75%	9.95%	3/1/2027	34	34	34	—
TPC US Parent, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.75%	9.95%	3/1/2027	13	13	13	—
Wu Holdco, Inc.	(8)(13)(16)(18)	First Lien Term Loan	S + 4.75%	8.80%	4/19/2032	23,711	23,664	23,533	1.11
Wu Holdco, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	4/19/2032	—	(6)	(44)	—
Wu Holdco, Inc.	(7)(13)(15)(20)	First Lien Revolver	S + 4.75%	8.80%	4/19/2032	—	(5)	(14)	—
							23,700	23,522	1.11

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Industrial Conglomerates
Harvey Tool Company, LLC	(13)(15)(18)	First Lien Term Loan	E + 4.75%	7.34%	8/6/2032	EUR 4,109	$4,782	$4,656	0.22%
Harvey Tool Company, LLC	(8)(13)(15)(16)(18)	First Lien Term Loan	S + 4.50%	8.55%	8/6/2032	31,393	31,232	31,393	1.49
Harvey Tool Company, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	8/6/2032	—	(13)	—	—
Harvey Tool Company, LLC	(7)(15)(18)	First Lien Revolver	S + 4.75%	8.80%	8/6/2032	—	(24)	—	—
							35,977	36,049	1.71
Insurance
Acrisure, LLC	(5)(8)(15)(20)	First Lien Term Loan	S + 3.00%	6.92%	11/6/2030	6,064	6,062	4,916	0.23
Acrisure, LLC	(5)(15)(20)	First Lien Term Loan	S + 3.25%	7.17%	6/21/2032	1,319	1,319	1,027	0.05
AMBA Buyer, Inc.	(8)(18)	First Lien Term Loan	S + 5.25%	9.40%	7/30/2029	3,537	3,518	3,520	0.17
AMBA Buyer, Inc.	(13)(15)(18)	First Lien Term Loan	S + 5.25%	9.40%	7/30/2029	2,582	2,572	2,569	0.12
AMBA Buyer, Inc.	(8)(18)	First Lien Delayed Draw Term Loan	S + 5.25%	9.40%	7/30/2029	1,054	1,048	1,048	0.05
AMBA Buyer, Inc.	(7)(15)(18)	First Lien Revolver	S + 5.25%	9.40%	7/30/2029	—	(1)	(1)	—
AmeriLife Holdings LLC	(13)(15)(16)(18)	First Lien Term Loan	S + 5.00%	9.05%	8/31/2029	15,567	15,520	15,528	0.74
AmeriLife Holdings LLC	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	8/31/2029	14,553	14,522	14,516	0.69
AmeriLife Holdings LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	8/31/2029	698	695	690	0.03
AmeriLife Holdings LLC	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	9.05%	8/31/2028	565	559	560	0.03
Amynta Agency Borrower Inc.	(5)(15)(20)	First Lien Term Loan	S + 2.50%	6.42%	12/29/2031	2,590	2,585	2,587	0.12
AQ Sunshine, Inc.	(8)(13)(18)	First Lien Term Loan	S + 5.00%	9.05%	7/24/2033	21,949	21,894	21,839	1.04
AQ Sunshine, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	7/24/2033	261	248	236	0.01
AQ Sunshine, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	9.05%	7/24/2032	—	(9)	(12)	—
Ardonagh Midco 3 Limited	(5)(6)(15)(20)	First Lien Term Loan	S + 3.00%	7.23%	2/15/2031	4,925	4,908	4,890	0.23
Bellwether Buyer, L.L.C.	(13)(15)(16)(18)	First Lien Term Loan	S + 4.50%	8.42%	4/15/2032	14,638	14,616	14,601	0.69
Bellwether Buyer, L.L.C.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.42%	4/15/2032	1,723	1,714	1,704	0.08
Bellwether Buyer, L.L.C.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.42%	4/15/2032	—	(8)	(8)	—
Broadstreet Partners, Inc.	(5)(6)(8)(15)(20)	First Lien Term Loan	S + 2.50%	6.42%	6/13/2031	3,704	3,705	3,635	0.17
Foundation Risk Partners, Corp.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	10/29/2030	7,460	7,426	7,407	0.35
Galway Borrower LLC	(8)(13)(16)(18)	First Lien Term Loan	S + 4.50%	8.55%	9/29/2028	17,555	17,464	17,365	0.82
Galway Borrower LLC	(8)(13)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	9/29/2028	1,525	1,521	1,509	0.07
Galway Borrower LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	9/29/2028	805	799	757	0.04
Galway Borrower LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.55%	9/29/2028	368	362	343	0.02
Higginbotham Insurance Agency, Inc	(13)(15)(16)(17)	First Lien Term Loan	S + 4.50%	8.42%	6/11/2031	19,941	19,941	19,842	0.94
Higginbotham Insurance Agency, Inc	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.42%	6/11/2031	1,667	1,660	1,659	0.08
Higginbotham Insurance Agency, Inc	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.42%	6/11/2031	535	533	527	0.02
Imagine 360 LLC	(8)(13)(16)(18)	First Lien Term Loan	S + 4.75%	8.80%	9/30/2028	20,079	20,034	19,929	0.94
Imagine 360 LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.80%	9/30/2028	—	(22)	(32)	—
Integrity Marketing Acquisition, LLC	(8)(13)(18)	First Lien Term Loan	S + 5.00%	9.05%	8/25/2028	4,537	4,525	4,537	0.22
Integrity Marketing Acquisition, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	9.05%	8/25/2028	—	(1)	—	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Insurance (continued)
Iris Specialty Acquisition LLC	(13)(15)(16)(19)	First Lien Term Loan	S + 4.50%	8.55%	11/20/2032	$20,147	$20,107	$19,996	0.95%
Iris Specialty Acquisition LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	11/20/2032	306	302	280	0.01
Iris Specialty Acquisition LLC	(7)(13)(15)(19)	First Lien Revolver	S + 4.50%	8.55%	11/20/2032	679	673	657	0.03
KWOR Acquisition, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.25%	9.30%	2/28/2030	716	716	716	0.03
KWOR Acquisition, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.30%	2/28/2030	—	—	—	—
KWOR Acquisition, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.25%	9.30%	2/28/2030	—	—	—	—
Mclarens Midco Inc.	(8)(18)	First Lien Term Loan	S + 4.75%	8.95%	12/19/2027	638	636	636	0.03
Mclarens Midco Inc.	(8)(16)(18)	First Lien Term Loan	S + 4.75%	8.95%	12/19/2027	9,304	9,297	9,281	0.44
Mclarens Midco Inc.	(8)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.95%	12/19/2027	4,721	4,713	4,709	0.22
Mclarens Midco Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.95%	12/19/2027	10,063	10,012	10,027	0.48
Mclarens Midco Inc.	(7)(13)(15)(18)	First Lien Revolver	SON + 4.75%	8.65%	12/19/2027	—	—	(2)	—
Mclarens Midco Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.95%	12/19/2027	—	(9)	(5)	—
Oakbridge Insurance Agency LLC	(8)(18)	First Lien Term Loan	S + 4.75%	8.67%	11/1/2029	244	242	241	0.01
Oakbridge Insurance Agency LLC	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.92%	11/1/2029	5,126	5,101	5,100	0.24
Oakbridge Insurance Agency LLC	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.67%	11/1/2029	4,638	4,618	4,580	0.22
Oakbridge Insurance Agency LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.92%	11/1/2029	526	516	508	0.02
OneDigital Borrower LLC	(5)(15)(19)	First Lien Term Loan	S + 3.00%	6.92%	7/2/2031	4,198	4,188	4,154	0.20
Pareto Health Intermediate Holdings, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.00%	9.05%	6/1/2030	9,881	9,857	9,856	0.47
Pareto Health Intermediate Holdings, Inc.	(8)(13)(17)	First Lien Term Loan	S + 5.00%	9.05%	6/1/2030	4,586	4,565	4,575	0.22
Pareto Health Intermediate Holdings, Inc.	(7)(15)(17)	First Lien Revolver	S + 5.00%	9.05%	6/1/2029	—	(2)	(1)	—
Patriot Growth Insurance Services, LLC	(8)(16)(18)	First Lien Term Loan	S + 5.00%	9.20%	10/16/2028	19,937	19,873	19,788	0.94
Patriot Growth Insurance Services, LLC	(8)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	9.20%	10/16/2028	53	52	53	—
Riser Interco, LLC	(8)(13)(15)(18)	First Lien Term Loan	S + 4.75%	8.80%	10/31/2029	2,211	2,208	2,173	0.10
Riser Interco, LLC	(13)(15)(18)	First Lien Term Loan	SON + 4.75%	8.50%	10/31/2029	GBP 1,947	2,580	2,537	0.12
Riser Interco, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	10/31/2029	—	(2)	(13)	—
Riser Interco, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.80%	10/31/2029	—	—	(18)	—
Simplicity Financial Marketing Group Holdings, Inc.	(8)(13)(16)(18)	First Lien Term Loan	S + 5.00%	9.05%	12/31/2031	26,670	26,571	26,470	1.25
Simplicity Financial Marketing Group Holdings, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	12/31/2031	7,127	7,072	7,035	0.33
Simplicity Financial Marketing Group Holdings, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	9.05%	12/31/2031	—	(18)	(27)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Insurance (continued)
The Baldwin Insurance Group Holdings, LLC	(5)(6)(8)(20)	First Lien Term Loan	S + 2.50%	6.42%	5/27/2031	$1,649	$1,649	$1,650	0.08%
THG Acquisition, LLC	(8)(13)(16)(18)	First Lien Term Loan	S + 4.75%	8.67%	10/31/2031	14,584	14,536	14,548	0.69
THG Acquisition, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.67%	10/31/2031	2,788	2,774	2,780	0.13
THG Acquisition, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.67%	10/31/2031	632	626	628	0.03
Trucordia Insurance Holdings, LLC	(5)(15)(20)	First Lien Term Loan	S + 3.25%	7.30%	6/17/2032	1,005	1,003	933	0.03
Unison Risk Advisors Inc.	(8)(13)(15)(16)(18)	First Lien Term Loan	S + 4.75%	8.67%	10/17/2031	27,143	27,031	27,007	1.28
Unison Risk Advisors Inc.	(8)(13)(15)(18)	First Lien Term Loan	S + 4.75%	8.67%	10/17/2031	10,335	10,322	10,283	0.49
Unison Risk Advisors Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.67%	10/17/2031	—	(23)	(23)	—
Unison Risk Advisors Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.67%	10/17/2030	1,109	1,099	1,094	0.05
World Insurance Associates, LLC	(8)(13)(15)(17)	First Lien Term Loan	S + 5.00%	9.05%	4/3/2030	9,718	9,718	9,694	0.46
World Insurance Associates, LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	4/3/2030	6,666	6,650	6,650	0.33
World Insurance Associates, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	9.05%	4/3/2030	—	(1)	(2)	—
							378,961	376,236	17.83
IT Services
AVSC Holding Corp.	(6)(8)(13)(16)(18)	First Lien Term Loan	S + 5.00%	8.92%	12/5/2031	27,393	27,177	27,393	1.30
AVSC Holding Corp.	(6)(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	8.92%	12/5/2029	1,172	1,142	1,172	0.06
Cardinal Parent, Inc.	(5)(8)(18)	First Lien Term Loan	S + 4.50%	8.70%	11/12/2027	243	236	219	0.01
DT1 Midco Corp	(8)(13)(15)(16)(18)	First Lien Term Loan	S + 5.00%	8.92%	12/30/2031	19,059	18,976	18,773	0.89
DT1 Midco Corp	(13)(15)(18)	First Lien Term Loan	S + 5.00%	8.92%	12/30/2031	1,845	1,837	1,817	0.09
DT1 Midco Corp	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.92%	12/30/2031	3,637	3,616	3,544	0.17
DT1 Midco Corp	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	8.92%	12/30/2030	—	(12)	(44)	—
Marco Technologies, LLC	(8)(17)	First Lien Term Loan	S + 5.00%	8.92%	11/24/2027	250	249	248	0.01
MSS Zenith Buyer, LLC	(8)(13)(18)	First Lien Term Loan	S + 5.25%	9.30%	9/19/2033	3,069	3,046	3,045	0.14
MSS Zenith Buyer, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 5.25%	9.30%	9/19/2031	—	(3)	(3)	—
NTI Buyer LLC	(5)(7)(15)(20)	First Lien Revolver	S + 4.25%	8.30%	7/1/2031	—	—	(3)	—
Ridge Trail US Bidco, Inc.	(8)(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.55%	9/30/2031	19,639	19,527	19,541	0.93
Ridge Trail US Bidco, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	9/30/2031	956	936	921	0.04
Ridge Trail US Bidco, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.55%	3/31/2031	—	(26)	(11)	—
Safety Borrower Holdings LLC	(8)(15)(17)	First Lien Term Loan	S + 4.75%	8.67%	12/19/2032	2,286	2,279	2,257	0.11
Safety Borrower Holdings LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.67%	12/19/2032	—	(1)	(10)	—
Safety Borrower Holdings LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.67%	12/19/2032	10	10	7	—
Saturn Borrower Inc	(13)(15)(17)	First Lien Term Loan	S + 6.00%	10.05%	11/13/2028	7,703	7,672	7,568	0.35
Saturn Borrower Inc	(7)(13)(15)(17)	First Lien Revolver	S + 6.00%	10.05%	11/13/2028	410	400	387	0.02

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
IT Services (continued)
Spirit RR Holdings, Inc.	(8)(18)	First Lien Term Loan	S + 4.50%	8.65%	9/13/2028	$5,836	$5,836	$5,763	0.27%
Spirit RR Holdings, Inc.	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.76%	8.91%	9/13/2028	72	72	72	—
Spirit RR Holdings, Inc.	(7)(15)(18)	First Lien Revolver	S + 4.50%	8.65%	9/13/2028	—	—	(6)	—
Trunk Acquisition, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.75%	9.77%	2/19/2030	3,789	3,782	3,789	0.18
Trunk Acquisition, Inc.	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.75%	9.77%	2/19/2030	5	5	5	—
Trunk Acquisition, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.75%	9.77%	2/19/2030	3,091	3,073	3,091	0.15
							99,829	99,535	4.72
Life Sciences Tools & Services
Emmes Blocker, Inc.	(8)(18)	First Lien Term Loan	S + 5.75%	9.80%	7/7/2028	151	151	150	0.01
Emmes Blocker, Inc.	(15)(18)	First Lien Delayed Draw Term Loan	S + 5.75%	9.80%	7/7/2028	101	101	101	—
KWOL Acquisition, Inc.	(8)(18)	First Lien Term Loan	S + 5.00%	9.05%	12/12/2029	244	241	240	0.01
KWOL Acquisition, Inc.	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	12/12/2029	40,559	40,356	39,951	1.89
KWOL Acquisition, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	9.05%	12/12/2029	—	(16)	(62)	—
LSCS Holdings, Inc.	(5)(15)(20)	First Lien Term Loan	S + 4.50%	8.55%	3/4/2032	1,478	1,471	1,469	0.07
Parexel International Inc	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.42%	12/12/2031	780	779	782	0.04
							43,083	42,631	2.02
Machinery
Arch Cutting Tools Corp.	(8)(20)	First Lien Term Loan	S + 5.25%	9.40% (Incl. 0.50% PIK)	4/30/2028	244	244	227	0.01
Dynatect Group Holdings, Inc.	(8)(17)	First Lien Term Loan	S + 4.50%	8.65%	9/29/2028	1,640	1,640	1,640	0.08
Dynatect Group Holdings, Inc.	(7)(15)(17)	First Lien Revolver	S + 4.50%	8.65%	6/30/2028	—	—	—	—
Engineered Machinery Holdings, Inc.	(5)(6)(15)(20)	First Lien Term Loan	S + 2.75%	6.80%	11/26/2032	515	514	517	0.02
Flow Control Solutions, Inc.	(8)(18)	First Lien Term Loan	S + 5.00%	9.05%	3/29/2029	177	176	177	0.01
Flow Control Solutions, Inc.	(8)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	3/29/2029	66	66	66	—
Flow Control Solutions, Inc.	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	3/29/2029	7,845	7,814	7,845	0.38
Flow Control Solutions, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	9.05%	3/29/2029	314	303	314	0.01
Merlin Buyer Inc.	(5)(7)(15)(19)	First Lien Revolver	S + 3.75%	7.80%	4/16/2031	—	(7)	(4)	—
Process Insights Acquisition, Inc.	(8)(17)	First Lien Term Loan	S + 6.25%	10.30% (Incl. 4.60% PIK)	7/18/2029	248	247	224	0.01
RFI Buyer, Inc.	(8)(13)(16)(18)	First Lien Term Loan	S + 4.50%	8.65%	8/5/2030	10,327	10,284	10,275	0.49
RFI Buyer, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.65%	8/5/2030	4,981	4,954	4,942	0.24
RFI Buyer, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.65%	8/5/2030	108	101	99	—
SunSource Borrower, LLC	(5)(8)(15)(20)	First Lien Term Loan	S + 4.00%	8.02%	3/25/2031	4,899	4,912	4,913	0.23
WCI-Cedar Purchaser, LLC	(8)(17)	First Lien Term Loan	S + 4.50%	8.81%	12/31/2027	238	238	238	0.01
							31,486	31,473	1.49

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Media
Creative Artists Agency, LLC	(5)(15)(20)	First Lien Term Loan	S + 2.50%	6.42%	10/1/2031	$1,898	$1,897	$1,904	0.09%
Imagine Learning LLC	(5)(15)(19)	First Lien Term Loan	S + 3.50%	7.42%	12/21/2029	1,156	1,137	1,097	0.05
MH Sub I, LLC	(5)(8)(15)(19)	First Lien Term Loan	S + 4.25%	8.17%	5/3/2028	2,910	2,908	2,888	0.14
MH Sub I, LLC	(5)(8)(15)(19)	First Lien Term Loan	S + 4.25%	8.17%	12/31/2031	1,970	1,945	1,849	0.09
Planet US Buyer LLC	(5)(15)(20)	First Lien Term Loan	S + 3.00%	7.05%	2/7/2031	4,748	4,744	4,763	0.23
Red Ventures, LLC	(5)(8)(20)	First Lien Term Loan	S + 2.50%	6.42%	3/4/2030	904	904	854	0.04
United Talent Agency, LLC	(5)(15)(20)	First Lien Term Loan	S + 2.50%	6.42%	6/10/2032	2,985	2,995	2,998	0.14
							16,530	16,353	0.78
Oil, Gas and Consumable Fuels
CPPIB OVM Member U.S. LLC	(5)(15)(20)	First Lien Term Loan	S + 2.25%	6.30%	8/20/2031	1,035	1,035	1,039	0.05
Valicor PPC Intermediate II LLC	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.92%	7/24/2028	5,603	5,603	5,575	0.26
Valicor PPC Intermediate II LLC	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.92%	7/24/2028	1,756	1,754	1,748	0.08
Valicor PPC Intermediate II LLC	(8)(17)	First Lien Term Loan	S + 5.00%	8.92%	7/24/2028	201	201	200	0.01
Valicor PPC Intermediate II LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.92%	7/24/2028	41	41	41	—
Valicor PPC Intermediate II LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.92%	1/24/2028	745	744	739	0.04
							9,378	9,342	0.44
Personal Care Products
Opal U.S. LLC	(5)(6)(15)(20)	First Lien Term Loan	S + 2.50%	6.55%	4/28/2032	3,465	3,471	3,480	0.16
							3,471	3,480	0.16
Pharmaceuticals
Amneal Pharmaceuticals LLC	(5)(6)(15)(19)	First Lien Term Loan	S + 2.50%	6.42%	8/1/2032	1,498	1,499	1,507	0.07
Bridges Consumer Healthcare Intermediate LLC	(13)(15)(16)(17)	First Lien Term Loan	S + 5.25%	9.48%	12/22/2031	13,876	13,823	13,807	0.65
Bridges Consumer Healthcare Intermediate LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.48%	12/22/2031	6,624	6,609	6,591	0.31
Bridges Consumer Healthcare Intermediate LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.30%	12/22/2031	1,250	1,237	1,225	0.06
Bridges Consumer Healthcare Intermediate LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.25%	9.48%	12/22/2031	—	(13)	(13)	—
Curium BidCo S.a r.l.	(5)(6)(15)(20)	First Lien Term Loan	S + 3.00%	7.05%	8/4/2031	3,950	3,926	3,953	0.19
Exactcare Parent, Inc.	(8)(17)	First Lien Term Loan	S + 5.50%	9.55%	11/5/2029	244	241	244	0.01
NH Kronos Parent, Inc.	(8)(13)(16)(19)	First Lien Term Loan	S + 4.50%	8.55%	1/31/2033	46,425	46,325	46,193	2.19
NH Kronos Parent, Inc.	(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	1/31/2033	3,074	3,067	3,059	0.15
NH Kronos Parent, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.50%	8.55%	1/31/2033	—	(10)	(23)	—
Puma Buyer, LLC	(8)(13)(16)(19)	First Lien Term Loan	S + 4.25%	8.30%	3/29/2032	18,754	18,693	18,754	0.89
Puma Buyer, LLC	(13)(15)(19)	First Lien Term Loan	S + 4.25%	8.30%	3/29/2032	8,203	8,185	8,203	0.39
Puma Buyer, LLC	(5)(15)(20)	First Lien Term Loan	S + 2.50%	6.55%	10/10/2033	5,118	5,105	5,121	0.24
Puma Buyer, LLC	(7)(13)(15)(19)	First Lien Revolver	S + 4.25%	8.30%	3/29/2032	—	(15)	—	—
TerSera Therapeutics LLC	(8)(13)(17)	First Lien Term Loan	S + 5.00%	9.05%	4/4/2030	22,748	22,655	22,748	1.08
TerSera Therapeutics LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.75%	9.80%	4/4/2030	—	(2)	—	—
							131,325	131,369	6.23

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Professional Services
ABC Legal Holdings, LLC	(8)(13)(18)	First Lien Term Loan	S + 4.25%	8.30%	8/13/2032	$9,136	$9,097	$9,045	0.43%
ABC Legal Holdings, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.25%	8.30%	8/13/2032	687	679	659	0.03
ABC Legal Holdings, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.25%	8.30%	8/13/2032	687	679	669	0.03
Analytic Partners, LP	(8)(18)	First Lien Term Loan	S + 4.25%	8.17%	4/4/2030	243	241	242	0.01
Analytic Partners, LP	(8)(13)(18)	First Lien Term Loan	S + 4.25%	8.17%	4/4/2030	9,582	9,570	9,559	0.45
Analytic Partners, LP	(7)(13)(15)(20)	First Lien Revolver	S + 4.25%	8.17%	4/4/2030	—	(4)	(3)	—
Carr, Riggs & Ingram Capital, L.L.C.	(8)(13)(15)(16)(19)	First Lien Term Loan	S + 4.25%	8.30%	11/18/2031	16,991	16,921	16,949	0.80
Carr, Riggs & Ingram Capital, L.L.C.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.25%	8.30%	11/18/2031	3,903	3,879	3,882	0.18
Carr, Riggs & Ingram Capital, L.L.C.	(7)(13)(15)(19)	First Lien Revolver	S + 4.25%	8.30%	11/18/2031	1,810	1,790	1,800	0.09
Citrin Cooperman Advisors LLC	(5)(15)(20)	First Lien Term Loan	S + 3.00%	7.05%	4/1/2032	4,208	4,211	4,163	0.20
Clinical Education Alliance, LLC	(8)(17)	First Lien Term Loan	S + 5.00%	9.20%	12/21/2028	172	169	171	0.01
Clinical Education Alliance, LLC	(8)(17)	First Lien Term Loan	S + 5.50%	9.70%	12/21/2028	71	71	71	—
DISA Holdings Corp.	(8)(18)	First Lien Term Loan	S + 5.00%	9.05%	9/9/2028	192	192	191	0.01
DISA Holdings Corp.	(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	9/9/2028	52	52	51	—
DTI Holdco, Inc.	(5)(15)(18)	First Lien Term Loan	S + 4.00%	7.92%	4/26/2029	1,040	917	1,009	0.05
Foreigner Bidco Inc.	(8)(17)	First Lien Term Loan	S + 6.00%	10.15%	4/19/2028	225	225	217	0.01
Foreigner Bidco Inc.	(8)(17)	First Lien Delayed Draw Term Loan	S + 6.00%	10.15%	4/19/2028	25	25	24	—
Grant Thornton Advisors LLC	(5)(6)(8)(15)(20)	First Lien Term Loan	S + 2.75%	6.67%	6/2/2031	7,097	7,076	6,836	0.32
HSI Halo Acquisition, Inc.	(13)(15)(18)	First Lien Term Loan	S + 4.75%	8.80%	6/30/2031	8,073	8,060	7,952	0.38
HSI Halo Acquisition, Inc.	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	6/30/2031	724	724	714	0.03
HSI Halo Acquisition, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.80%	6/28/2030	—	(2)	(15)	—
IG Investments Holdings, LLC	(13)(15)(16)(18)	First Lien Term Loan	S + 5.00%	9.05%	9/22/2028	10,250	10,226	10,250	0.49
IG Investments Holdings, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	9.05%	9/22/2028	—	(3)	—	—
Iris Buyer LLC	(8)(17)	First Lien Term Loan	S + 5.00%	9.05%	10/2/2031	243	240	242	0.01
Iris Buyer LLC	(13)(15)(17)	First Lien Term Loan	S + 5.00%	9.05%	10/2/2031	957	953	952	0.05
Lighthouse Parent Holdings, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	12/22/2031	—	(22)	(47)	—
Marina Acquisition, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.80%	7/1/2030	9,840	9,772	9,767	0.46
Marina Acquisition, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.80%	7/1/2030	57	48	47	—
MHE Intermediate Holdings, LLC	(8)(17)	First Lien Term Loan	S + 6.00%	10.20%	7/21/2027	407	406	405	0.02
MHE Intermediate Holdings, LLC	(8)(17)	First Lien Term Loan	S + 6.50%	10.70%	7/21/2027	29	29	29	—
MHE Intermediate Holdings, LLC	(8)(17)	First Lien Term Loan	S + 6.25%	10.45%	7/21/2027	33	33	32	—
MHE Intermediate Holdings, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 6.00%	10.20%	7/21/2027	170	168	168	0.01
MHE Intermediate Holdings, LLC	(7)(15)(17)	First Lien Revolver	S + 6.00%	10.20%	7/21/2027	36	36	36	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Professional Services (continued)
Monarch Buyer, Inc.	(13)(15)(19)	First Lien Term Loan	S + 4.75%	8.98%	6/2/2032	$9,746	$9,705	$9,649	0.46%
Monarch Buyer, Inc.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	6/2/2032	876	865	835	0.04
Monarch Buyer, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.75%	8.80%	6/2/2032	328	321	310	0.01
OMNIA Partners, LLC	(5)(8)(15)(20)	First Lien Term Loan	S + 2.75%	6.80%	12/31/2032	4,410	4,426	4,425	0.21
Propio LS, LLC	(8)(13)(16)(18)	First Lien Term Loan	S + 4.75%	8.80%	5/10/2030	19,223	19,092	19,068	0.90
Propio LS, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.80%	5/10/2030	—	(3)	(4)	—
Ruppert Landscape, LLC	(8)(16)(18)	First Lien Term Loan	S + 5.00%	9.05%	12/3/2029	11,630	11,622	11,513	0.55
Ruppert Landscape, LLC	(8)(13)(18)	First Lien Term Loan	S + 5.00%	9.05%	12/3/2029	7,017	6,991	6,946	0.34
Ruppert Landscape, LLC	(8)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	12/3/2029	4,750	4,718	4,703	0.22
Ruppert Landscape, LLC	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	12/3/2029	10,613	10,556	10,507	0.50
Ruppert Landscape, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	12/3/2029	—	(5)	(27)	—
Ruppert Landscape, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	9.05%	12/3/2029	814	803	785	0.04
Sedgwick Claims Management Services, Inc.	(5)(15)(20)	First Lien Term Loan	S + 2.50%	6.42%	7/31/2031	5,146	5,137	5,126	0.24
Skopima Consilio Parent LLC	(5)(8)(15)(19)	First Lien Term Loan	S + 3.50%	7.42%	5/12/2028	4,734	4,724	4,521	0.21
USRP Holdings, Inc.	(8)(18)	First Lien Term Loan	S + 5.00%	8.92%	12/31/2029	4,270	4,270	4,270	0.20
USRP Holdings, Inc.	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.92%	12/31/2029	16,824	16,767	16,824	0.80
USRP Holdings, Inc.	(7)(15)(18)	First Lien Revolver	S + 5.00%	8.92%	12/31/2029	—	(6)	—	—
Vensure Employer Services, Inc.	(8)(13)(15)(19)	First Lien Term Loan	S + 5.00%	9.05%	9/27/2031	12,050	12,020	11,899	0.56
Vensure Employer Services, Inc.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	9/27/2031	—	(5)	(15)	—
VT Topco, Inc.	(5)(15)(19)	First Lien Term Loan	S + 3.00%	7.05%	8/9/2030	5,085	5,082	5,020	0.24
YA Intermediate Holdings II, LLC	(8)(13)(16)(18)	First Lien Term Loan	S + 5.00%	9.05%	10/1/2031	10,648	10,609	10,462	0.50
YA Intermediate Holdings II, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	10/1/2031	1,427	1,416	1,348	0.06
YA Intermediate Holdings II, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	9.23%	10/1/2031	1,510	1,502	1,472	0.07
							217,065	215,704	10.22
Real Estate Management and Development
Sako and Partners Lower Holdings LLC	(8)(13)(18)	First Lien Term Loan	S + 5.00%	9.05%	7/5/2033	2,283	2,271	2,272	0.11
Sako and Partners Lower Holdings LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	7/5/2033	—	(2)	(4)	—
Sako and Partners Lower Holdings LLC	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	9.05%	7/5/2033	28	26	26	—
							2,295	2,294	0.11
Software
Adelaide Borrower, LLC	(13)(15)(18)	First Lien Term Loan	S + 6.00%	10.05%	5/8/2030	7,517	7,418	7,367	0.35
Adelaide Borrower, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 6.00%	10.05%	5/8/2030	459	447	426	0.02

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
Adelaide Borrower, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 6.00%	10.05%	5/8/2030	$—	$(16)	$(21)	—%
Ahead DB Holdings, LLC	(5)(15)(18)	First Lien Term Loan	S + 2.75%	6.80%	2/1/2031	2,704	2,704	2,699	0.13
Alta Buyer, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.73%	2/18/2033	19,196	19,132	19,148	0.91
Alta Buyer, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.73%	2/18/2033	—	(7)	(5)	—
Articulate Global, LLC	(8)(13)(16)(19)	First Lien Term Loan	S + 4.00%	8.05%	10/25/2032	36,180	36,104	36,089	1.71
Articulate Global, LLC	(7)(13)(15)(19)	First Lien Revolver	S + 4.00%	8.05%	10/25/2032	—	(8)	(9)	—
Artifact Bidco, Inc.	(8)(13)(19)	First Lien Term Loan	S + 4.15%	8.20%	7/28/2031	6,709	6,660	6,709	0.32
Artifact Bidco, Inc.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.15%	8.20%	7/28/2031	—	(6)	—	—
Artifact Bidco, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.15%	8.20%	7/26/2030	—	(7)	—	—
Atlas US Finco, Inc.	(6)(13)(15)(16)(17)	First Lien Term Loan	S + 4.50%	8.55%	12/9/2029	18,805	18,795	18,335	0.87
Atlas US Finco, Inc.	(6)(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.55%	12/9/2028	—	(3)	(50)	—
Banker's Toolbox, Inc.	(8)(15)(16)(18)	First Lien Term Loan	S + 4.50%	8.73%	7/27/2029	31,433	31,345	31,433	1.49
Banker's Toolbox, Inc.	(7)(15)(18)	First Lien Revolver	S + 4.50%	8.73%	7/27/2029	—	(3)	—	—
BlueCat Networks (USA) Inc.	(6)(8)(18)	First Lien Term Loan	S + 5.25%	9.30%	8/8/2028	182	182	181	0.01
BlueCat Networks (USA) Inc.	(6)(8)(13)(18)	First Lien Term Loan	S + 5.25%	9.30%	8/8/2028	5,134	5,115	5,108	0.24
BlueCat Networks (USA) Inc.	(6)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.25%	9.30%	8/8/2028	24	23	23	—
BlueCat Networks (USA) Inc.	(6)(8)(18)	First Lien Delayed Draw Term Loan	S + 5.25%	9.30%	8/8/2028	34	34	34	—
Boxer Parent Company Inc.	(5)(15)(20)	First Lien Term Loan	S + 2.75%	6.80%	7/30/2031	6,399	6,390	6,061	0.29
Camelot U.S. Acquisition LLC	(5)(6)(15)(20)	First Lien Term Loan	S + 2.75%	6.67%	1/31/2031	5,260	5,258	5,040	0.24
Central Parent LLC	(5)(8)(15)(20)(21)	First Lien Term Loan	S + 3.25%	7.30%	7/6/2029	4,410	4,326	2,359	0.11
Clearwater Analytics Holdings, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.42%	6/27/2033	30,430	30,354	30,448	1.44
Clearwater Analytics Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.42%	6/27/2033	—	(7)	3	—
Clearwater Analytics Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.42%	6/27/2033	—	(9)	—	—
Concord Global Acquisition, LLC	(13)(15)(16)(18)	First Lien Term Loan	S + 4.50%	8.55%	12/29/2031	10,522	10,481	10,416	0.49
Concord Global Acquisition, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	12/29/2031	1,647	1,631	1,601	0.08
Concord Global Acquisition, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.55%	12/26/2031	—	(9)	(18)	—
ConnectWise, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.50%	7.81%	9/29/2028	6,604	6,600	6,498	0.31
Conservice Midco, LLC	(8)(13)(18)	First Lien Term Loan	S + 4.25%	8.30%	2/25/2033	18,945	18,908	18,898	0.90
Conservice Midco, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.25%	8.30%	2/25/2033	—	(6)	(6)	—
DT Intermediate Holdco, Inc.	(13)(15)(18)	First Lien Term Loan	S + 4.75%	8.80%	2/22/2030	4,126	4,119	3,992	0.19
DT Intermediate Holdco, Inc.	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	2/22/2030	2,841	2,831	2,749	0.13
DT Intermediate Holdco, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	2/22/2030	—	—	(120)	(0.01)
Eagan Parent, Inc.	(13)(15)(16)(19)	First Lien Term Loan	S + 4.25%	8.17%	9/8/2032	19,217	19,180	18,977	0.90
Eagan Parent, Inc.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.25%	8.17%	9/8/2032	—	(5)	(60)	—
Eagan Parent, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.25%	8.17%	9/8/2032	—	(5)	(32)	—
Eclipse Buyer, Inc.	(13)(15)(16)(19)	First Lien Term Loan	S + 4.25%	8.30%	9/8/2031	15,724	15,677	15,449	0.73
Eclipse Buyer, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.50%	8.55%	9/8/2031	—	(5)	(24)	—
e-Discovery AcquireCo, LLC	(8)(17)	First Lien Term Loan	S + 6.25%	10.30%	8/29/2029	248	247	238	0.01
e-Discovery AcquireCo, LLC	(8)(13)(17)	First Lien Term Loan	S + 5.50%	9.55%	8/29/2029	1,521	1,519	1,430	0.07

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
Edition Holdings, Inc.	(13)(15)(16)(18)	First Lien Term Loan	S + 4.50%	8.42%	12/20/2032	$43,885	$43,830	$43,008	2.04%
Edition Holdings, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.42%	12/20/2032	—	(12)	(149)	(0.01)
Edition Holdings, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.42%	12/20/2032	—	(6)	(74)	—
Emburse, Inc.	(8)(13)(16)(18)	First Lien Term Loan	S + 4.25%	8.30%	5/28/2032	25,421	25,359	25,103	1.19
Emburse, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.25%	8.30%	5/28/2032	—	(5)	(57)	—
Emburse, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.25%	8.30%	5/28/2032	—	(11)	(57)	—
Empyrean Solutions, LLC	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.55%	11/26/2031	2,765	2,755	2,724	0.13
Empyrean Solutions, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	11/26/2031	—	(2)	(17)	—
Empyrean Solutions, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.55%	11/26/2031	—	(2)	(6)	—
ESG Investments, Inc.	(8)(17)	First Lien Term Loan	S + 4.75%	8.80%	3/11/2029	137	136	136	0.01
ESG Investments, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.80%	3/11/2029	10,429	10,403	10,325	0.49
ESG Investments, Inc.	(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	3/11/2029	17	17	16	—
Fourth Enterprises, LLC	(8)(13)(16)(18)	First Lien Term Loan	S + 4.50%	8.42%	3/21/2031	24,760	24,670	24,326	1.15
Fourth Enterprises, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.42%	3/21/2031	—	(18)	(85)	—
Fourth Enterprises, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.42%	3/21/2031	—	(11)	(39)	—
Genesys Cloud Services Holdings I, LLC	(5)(15)(20)	First Lien Term Loan	S + 2.25%	6.17%	1/30/2032	6,057	6,039	5,940	0.28
Higher Logic, LLC	(8)(13)(18)	First Lien Term Loan	S + 5.25%	9.30%	1/10/2029	8,975	8,950	8,953	0.42
Higher Logic, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 5.25%	9.30%	1/10/2029	—	(4)	(2)	—
Hyphen Solutions, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.42%	8/6/2032	9,404	9,386	9,404	0.45
Hyphen Solutions, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.42%	8/6/2032	—	(2)	—	—
Hyphen Solutions, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.42%	8/6/2032	—	(2)	—	—
Inhabitiq Inc.	(13)(15)(16)(18)	First Lien Term Loan	S + 4.50%	8.42%	1/12/2032	17,354	17,328	17,224	0.82
Inhabitiq Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.42%	1/12/2032	—	(5)	(37)	—
Inhabitiq Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.42%	1/12/2032	—	(6)	(23)	—
Innovative Systems L.L.C.	(8)(13)(18)	First Lien Term Loan	S + 4.75%	8.80%	8/20/2032	1,357	1,351	1,336	0.06
Innovative Systems L.L.C.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	8/20/2032	116	115	108	0.01
Innovative Systems L.L.C.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.80%	8/20/2032	—	(1)	(3)	—
Javelin Buyer, Inc.	(5)(7)(15)(20)	First Lien Revolver	S + 2.75%	6.80%	12/6/2029	—	—	(27)	—
Kaseya Inc.	(5)(7)(15)(20)	First Lien Revolver	S + 3.25%	7.30%	3/20/2030	—	(8)	(202)	(0.01)
Kipu Buyer, LLC	(8)(17)	First Lien Term Loan	S + 4.25%	8.30%	1/27/2028	1,962	1,951	1,952	0.09
Kipu Buyer, LLC	(7)(15)(17)	First Lien Revolver	S + 4.25%	8.30%	1/27/2028	292	290	290	0.01

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
KPA Parent Holdings, Inc.	(8)(13)(15)(16)(18)	First Lien Term Loan	S + 4.50%	8.42%	3/12/2032	$16,773	$16,698	$16,605	0.79%
KPA Parent Holdings, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.42%	3/12/2032	—	(5)	(22)	—
KPA Parent Holdings, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.42%	3/12/2032	—	(8)	(17)	—
Litera Bidco LLC	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.92%	5/1/2028	5,110	5,110	5,059	0.24
Litera Bidco LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.92%	5/1/2028	1,849	1,847	1,820	0.09
Litera Bidco LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.92%	5/1/2028	—	—	(4)	—
Majesco, LLC	(13)(15)(16)(19)	First Lien Term Loan	S + 4.25%	8.30%	1/7/2033	29,518	29,497	28,928	1.37
Majesco, LLC	(7)(13)(15)(19)	First Lien Revolver	S + 4.25%	8.30%	1/7/2033	—	(3)	(51)	—
Maverick Bidco Inc.	(13)(15)(16)(18)	First Lien Term Loan	S + 4.75%	8.98%	12/2/2031	47,305	47,204	46,714	2.21
Maverick Bidco Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.98%	12/2/2031	—	(3)	(30)	—
Maverick Bidco Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.98%	12/2/2031	—	(4)	(24)	—
McAfee Corp.	(5)(8)(19)	First Lien Term Loan	S + 3.00%	6.92%	3/1/2029	4,678	4,678	4,291	0.20
ML Holdco, LLC	(8)(13)(16)(19)	First Lien Term Loan	S + 4.25%	8.30%	10/25/2032	26,581	26,534	26,581	1.25
ML Holdco, LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.25%	8.17%	10/25/2032	221	214	221	0.01
Montana Buyer Inc.	(8)(16)(18)	First Lien Term Loan	S + 4.75%	8.67%	7/22/2029	24,909	24,909	24,536	1.16
Montana Buyer Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.67%	7/22/2028	—	(1)	(35)	—
MRI Software LLC	(8)(15)(17)	First Lien Term Loan	S + 4.75%	8.80%	2/10/2028	3,485	3,483	3,467	0.16
MRI Software LLC	(8)(17)	First Lien Term Loan	S + 4.75%	8.80%	2/10/2028	28	28	28	—
MRI Software LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	2/10/2028	1,283	1,280	1,277	0.06
MRI Software LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	2/10/2028	633	631	629	0.03
MRI Software LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.80%	2/10/2028	58	58	57	—
Nasuni Corporation	(13)(15)(18)	First Lien Term Loan	S + 5.00%	9.05%	9/10/2030	8,203	8,163	8,101	0.38
Nasuni Corporation	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	9.05%	9/10/2030	521	514	505	0.02
Navex Global Holdings Corporation	(8)(13)(16)(18)	First Lien Term Loan	S + 5.00%	8.92%	10/14/2032	29,204	29,104	28,839	1.37
Navex Global Holdings Corporation	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.92%	10/14/2032	—	(11)	(131)	(0.01)
Navex Global Holdings Corporation	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	8.92%	10/14/2031	—	(1)	(6)	—
North Star Acquisitionco, LLC	(8)(17)	First Lien Term Loan	S + 4.75%	8.80%	5/3/2029	4,064	4,064	4,064	0.19
North Star Acquisitionco, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.80%	5/3/2029	2,367	2,362	2,367	0.11
North Star Acquisitionco, LLC	(8)(13)(17)	First Lien Term Loan	C + 4.75%	7.17%	5/3/2029	CAD 9,064	6,559	6,369	0.30
North Star Acquisitionco, LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	5/3/2029	1,713	1,712	1,713	0.08
North Star Acquisitionco, LLC	(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	5/3/2029	371	371	371	0.02
North Star Acquisitionco, LLC	(7)(15)(17)	First Lien Revolver	S + 4.75%	8.80%	5/3/2029	2,059	2,050	2,059	0.10
OEConnection LLC	(8)(13)(16)(19)	First Lien Term Loan	S + 4.50%	8.42%	12/23/2032	38,466	38,397	38,081	1.81
OEConnection LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.50%	8.42%	12/23/2032	—	(6)	(96)	—
OEConnection LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.42%	12/23/2032	—	(10)	(41)	—
OLO Parent, Inc.	(13)(15)(16)(19)	First Lien Term Loan	S + 4.50%	8.55%	9/13/2032	29,133	29,072	28,769	1.36
OLO Parent, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.50%	8.55%	9/13/2032	—	(6)	(33)	—
Onit, Inc.	(8)(13)(15)(18)	First Lien Term Loan	S + 4.75%	8.80%	1/27/2032	18,852	18,784	18,852	0.89
Onit, Inc.	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.55%	1/27/2032	5,992	5,983	5,992	0.28
Onit, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	1/27/2032	—	(16)	—	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
Onit, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.80%	1/27/2032	$—	$(14)	$—	—%
Onward Acquireco, Inc.	(8)(13)(18)	First Lien Term Loan	S + 5.05%	8.97% (Incl. 2.68% PIK)	4/1/2033	20,808	20,735	20,444	0.97
Onward Acquireco, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.67%	4/1/2033	—	(15)	(154)	(0.01)
Onward Acquireco, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.67%	4/1/2033	—	(13)	(55)	—
Pegasus Transtech Holding, LLC	(8)(17)	First Lien Term Loan	S + 6.00%	9.92%	11/17/2026	240	240	235	0.01
Pegasus Transtech Holding, LLC	(13)(15)(17)	First Lien Term Loan	S + 6.00%	9.92%	11/17/2026	10	10	10	—
Perforce Software, Inc.	(5)(8)(19)	First Lien Term Loan	S + 4.75%	8.67%	6/29/2029	2,925	2,884	1,602	0.08
Prism Parent Co. Inc.	(8)(13)(18)	First Lien Term Loan	S + 5.00%	8.92%	9/19/2028	3,881	3,881	3,852	0.18
Prism Parent Co. Inc.	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.92%	9/19/2028	159	159	158	0.01
Proofpoint, Inc.	(5)(15)(19)	First Lien Term Loan	S + 4.50%	8.55%	8/31/2030	2,026	2,006	2,035	0.10
QBS Parent, Inc.	(8)(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.55%	6/3/2032	4,702	4,693	4,585	0.22
QBS Parent, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.55%	6/3/2032	—	3	(11)	—
Rally Buyer, Inc.	(13)(15)(18)	First Lien Term Loan	S + 6.25%	10.30% (Incl. 3.50% PIK)	7/19/2029	186	186	162	0.01
Rally Buyer, Inc.	(15)(18)	First Lien Delayed Draw Term Loan	S + 6.25%	10.30% (Incl. 3.50% PIK)	7/19/2029	16	16	14	—
Renaissance Holding Corp	(5)(15)(19)	First Lien Term Loan	S + 4.00%	7.92%	4/5/2030	4,340	4,340	3,326	0.16
Routeware, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.25%	9.30%	9/18/2031	6,364	6,341	6,236	0.30
Routeware, Inc.	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.30%	9/18/2031	843	841	826	0.04
Routeware, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.75%	9.80%	9/18/2031	—	—	(11)	—
Routeware, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.25%	9.30%	9/18/2031	—	(2)	(14)	—
Supernova Intermediate Pty Ltd	(6)(8)(13)(19)	First Lien Term Loan	S + 5.00%	9.05%	5/12/2033	22,933	22,882	22,589	1.07
Supernova Intermediate Pty Ltd	(6)(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	5/12/2033	—	(10)	(125)	(0.01)
Supernova Intermediate Pty Ltd	(6)(7)(13)(15)(19)	First Lien Revolver	S + 5.00%	9.05%	5/12/2033	—	(7)	(44)	—
Thunder Purchaser, Inc.	(8)(13)(17)	First Lien Term Loan	S + 5.25%	9.45%	6/30/2028	4,341	4,330	4,341	0.21
Thunder Purchaser, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.45%	6/30/2028	7,316	7,304	7,316	0.34
TriMech Acquisition Corp.	(8)(17)	First Lien Term Loan	S + 4.75%	8.80%	3/10/2028	1,789	1,789	1,789	0.08
TriMech Acquisition Corp.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.80%	3/10/2028	4,015	4,015	4,015	0.19
TriMech Acquisition Corp.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.80%	3/10/2028	8,799	8,781	8,799	0.42
TriMech Acquisition Corp.	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	3/10/2028	10,788	10,763	10,788	0.51
TriMech Acquisition Corp.	(13)(15)(17)	First Lien Delayed Draw Term Loan	SON + 4.75%	8.50%	3/10/2028	GBP 899	1,215	1,192	0.06
TriMech Acquisition Corp.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.80%	3/10/2028	—	(6)	—	—
TriMech Acquisition Corp.	(7)(15)(17)	First Lien Revolver	S + 4.75%	8.80%	3/10/2028	—	(14)	—	—
UKG Inc.	(5)(15)(20)	First Lien Term Loan	S + 2.25%	6.30%	2/10/2031	5,917	5,914	5,750	0.27
Validity, Inc.	(13)(15)(19)	First Lien Term Loan	S + 5.00%	9.23%	4/12/2032	4,359	4,285	4,173	0.20
Validity, Inc.	(7)(13)(15)(20)	First Lien Revolver	S + 5.00%	9.23%	4/10/2030	—	—	(33)	—
Vamos Bidco, Inc	(13)(15)(19)	First Lien Term Loan	S + 4.50%	8.55%	1/30/2032	8,731	8,697	8,710	0.41
Vamos Bidco, Inc	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.50%	8.55%	1/30/2032	1,103	1,093	1,093	0.05
Vamos Bidco, Inc	(7)(13)(15)(19)	First Lien Revolver	S + 4.50%	8.55%	1/30/2032	663	658	660	0.03
WatchGuard Technologies, Inc.	(8)(18)	First Lien Term Loan	S + 5.25%	9.17%	7/2/2029	243	238	231	0.01
							845,319	831,722	39.44

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Specialty Retail
LS Group Opco Acquisition LLC	(5)(8)(20)	First Lien Term Loan	S + 2.50%	6.42%	4/23/2031	$1,951	$1,951	$1,951	0.09%
SCW Holdings III Corp.	(8)(13)(15)(16)(18)	First Lien Term Loan	S + 5.00%	9.05%	3/17/2032	22,658	22,629	22,488	1.07
SCW Holdings III Corp.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	9.05%	3/17/2032	—	(9)	(17)	—
SCW Holdings III Corp.	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	9.05%	3/17/2031	—	(8)	(15)	—
Shock Doctor Intermediate, LLC	(8)(17)	First Lien Term Loan	S + 5.25%	9.30%	11/20/2029	225	224	225	0.01
							24,787	24,632	1.17
Technology Hardware, Storage and Peripherals
TouchTunes Music Group, LLC	(5)(8)(19)	First Lien Term Loan	S + 4.75%	8.80%	4/2/2029	2,925	2,918	2,720	0.13
UBEO, LLC	(8)(17)	First Lien Term Loan	S + 5.50%	9.55%	7/3/2028	797	797	797	0.04
UBEO, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.50%	9.55%	7/3/2028	4,537	4,514	4,537	0.22
Victors Purchaser, LLC	(13)(15)(16)(19)	First Lien Term Loan	S + 4.25%	8.30%	12/23/2032	9,621	9,605	9,548	0.45
Victors Purchaser, LLC	(13)(15)(19)	First Lien Term Loan	S + 4.25%	8.30%	12/23/2032	7,285	7,278	7,231	0.34
Victors Purchaser, LLC	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.25%	8.30%	12/23/2032	—	(1)	(17)	—
Victors Purchaser, LLC	(7)(13)(15)(19)	First Lien Revolver	S + 4.25%	8.17%	12/23/2032	216	212	199	0.01
							25,323	25,015	1.19
Textiles, Apparel and Luxury Goods
Gloves Buyer, Inc.	(5)(7)(15)(19)	First Lien Revolver	S + 1.25%	5.30%	5/22/2030	—	—	—	—
Varsity Brands, Inc.	(5)(15)(20)	First Lien Term Loan	S + 2.75%	6.80%	8/26/2031	1,781	1,781	1,782	0.08
							1,781	1,782	0.08
Trading Companies and Distributors
Kele Holdco, Inc.	(8)(17)	First Lien Term Loan	S + 4.50%	8.42%	2/20/2028	2,585	2,585	2,585	0.12
Kele Holdco, Inc.	(7)(15)(17)	First Lien Revolver	S + 4.50%	8.42%	2/20/2028	103	103	103	—
Painters Supply and Equipment Co.	(8)(13)(17)	First Lien Term Loan	S + 5.50%	9.65%	8/10/2027	2,407	2,402	2,365	0.11
Painters Supply and Equipment Co.	(8)(17)	First Lien Term Loan	S + 5.50%	9.65%	8/10/2027	3,339	3,326	3,281	0.16
Painters Supply and Equipment Co.	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.50%	9.65%	8/10/2027	503	503	494	0.02
Painters Supply and Equipment Co.	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.50%	9.65%	8/10/2027	1,520	1,515	1,494	0.07
							10,434	10,322	0.48
Transportation Infrastructure
VRS Buyer, Inc.	(5)(15)(20)	First Lien Term Loan	S + 3.50%	7.55%	10/12/2032	326	325	325	0.02
VRS Buyer, Inc.	(5)(7)(15)(20)	First Lien Delayed Draw Term Loan	S + 3.50%	7.55%	10/12/2032	—	—	—	—
							325	325	0.02

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Wireless Telecommunication Services
Alert Media, Inc.	(8)(17)	First Lien Term Loan	S + 5.50%	9.55%	4/12/2028	$150	$150	$147	0.01%
Alert Media, Inc.	(8)(17)	First Lien Term Loan	S + 5.25%	9.30%	4/12/2028	131	131	129	0.01
Alert Media, Inc.	(8)(13)(17)	First Lien Term Loan	S + 6.25%	10.30% (Incl. 9.21% PIK)	4/12/2028	504	503	503	0.02
Alert Media, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.25%	9.30%	4/12/2028	37	36	33	—
CCI Buyer, Inc.	(13)(15)(16)(18)	First Lien Term Loan	S + 5.00%	9.05%	5/13/2032	34,393	34,244	34,221	1.62
CCI Buyer, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 5.00%	9.05%	5/13/2032	—	(10)	(10)	—
DAS Purchaser 2 Corp.	(13)(15)(18)	First Lien Term Loan	S + 5.25%	9.40%	5/4/2029	92	91	92	—
DAS Purchaser 2 Corp.	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.25%	9.40%	5/4/2029	183	182	183	0.01
							35,327	35,298	1.67
Total Secured Debt Investments							4,420,190	4,380,898	207.67

Unsecured Debt Investments
Diversified Consumer Services
AVG Intermediate Holdings LLC	(15)	Subordinated Unsecured Term Loan	N/A	13.75% PIK	11/16/2028	$740	$740	$729	0.03%
AVG Intermediate Holdings LLC	(15)	Subordinated Unsecured Delayed Draw Term Loan	N/A	13.75% PIK	11/16/2028	283	283	278	0.01
PPV Intermediate Holdings, LLC	(15)	Subordinated Unsecured Term Loan	N/A	13.75% PIK	8/31/2030	7	6	7	—
PPV Intermediate Holdings, LLC	(15)	Subordinated Unsecured Term Loan	N/A	14.75% PIK	8/31/2030	2	2	2	—
PPV Intermediate Holdings, LLC	(15)(22)	Subordinated Unsecured Delayed Draw Term Loan	N/A	13.75% PIK	8/31/2030	—	—	—	—
PPV Intermediate Holdings, LLC	(8)(22)	Subordinated Unsecured Delayed Draw Term Loan	N/A	13.75% PIK	8/31/2030	—	—	—	—
							1,031	1,016	0.04
Health Care Technology
Employee Health Co.	(15)	Senior Unsecured Term Loan	N/A	13.75% PIK	11/10/2031	362	358	295	0.01
							358	295	0.01
Healthcare Providers and Services
GTCR BC Intermediate II, Inc.	(13)(15)	Subordinated Unsecured Term Loan	N/A	12.75% PIK	11/20/2034	7,784	7,622	7,453	0.35
New ACI Intermediate I LLC	(13)(15)	Subordinated Unsecured Term Loan	N/A	10.00% PIK	6/28/2032	805	805	804	0.04
							8,427	8,257	0.39
Insurance
KWOR Acquisition, Inc.	(13)(15)(17)	Subordinated Unsecured Term Loan	S + 8.00%	12.05% PIK	2/28/2030	781	781	780	0.04
							781	780	0.04

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software
OEC Holdco, LLC	(13)(15)	Subordinated Unsecured Term Loan	N/A	11.00% PIK	12/30/2035	$10,578	$10,388	$10,128	0.48%
							10,388	10,128	0.48
Total Unsecured Debt Investments							20,985	20,476	0.96

Equity Investments
Automobile Components
Enthusiast Auto Holdings, LLC	(11)(15)(22)	Common	—	—	—	—	$136	$225	0.01%
Quality Automotive Services, LLC	(11)(15)	Common	—	—	—	237	366	622	0.03
							502	847	0.04
Building Products
MDC Interior Acquisition Inc	(12)(13)(15)	Common	—	—	—	1	894	1,156	0.05
							894	1,156	0.05
Capital Markets
Arax MidCo, LLC	(7)(12)(13)(15)	LP Units	—	—	—	882	699	1,640	0.08
GTCR ABC Buyer, LLC	(12)(13)(15)	Common	—	—	—	1,708	—	359	0.02
GTCR ABC Holdings, LLC	(12)(13)(15)	Preferred	—	—	—	2	1,708	1,772	0.08
Integrum Elevate Co-Invest LP	(12)(13)(15)	Common	—	—	—	122	122	124	0.01
Lido Advisors, LLC	(12)(13)(15)	Preferred	—	—	—	529	562	592	0.03
Lido Advisors, LLC	(12)(13)(15)	Common	—	—	—	529	547	692	0.03
Parthenon Nova, L.P.	(7)(12)(13)(15)	LP Units	—	—	—	88	88	88	—
							3,726	5,267	0.25
Chemicals
Americhem, Inc.	(12)(13)(15)	Common	—	—	—	6	571	815	0.04
Bulab Holdings, Inc.	(12)(13)(15)	LP Units	—	—	—	867	870	1,248	0.06
							1,441	2,063	0.10
Commercial Services and Supplies
AWP Group Holdings, Inc.	(11)(15)(22)	Common	—	—	—	—	309	268	0.01
Hercules Borrower LLC	(9)(11)(15)	Common	—	—	—	140	252	238	0.01
Low Voltage Holdings INC.	(12)(13)(15)	LP Units	—	—	—	2	2,363	2,877	0.14
REP Summit Coinvest IV, L.P.	(12)(13)(15)	LP Units	—	—	—	753	756	643	0.03
Zinc Buyer Corporation	(12)(13)(15)	LP Units	—	—	—	242	242	179	0.01
							3,922	4,205	0.20
Construction & Engineering
Hydraulic Technologies USA LLC	(12)(13)(15)	Common	—	—	—	8	8	—	—
Hydraulic Technologies USA LLC	(12)(13)(15)	Preferred	—	—	—	743	743	328	0.02
MEI Buyer LLC	(11)(15)	Common	—	—	—	1	796	2,753	0.13
							1,547	3,081	0.15
Containers and Packaging
Packaging Coordinators Midco, Inc.	(12)(13)(15)	LP Units	—	—	—	194	1,935	1,929	0.09
Proampac PG Parent LLC	(12)(13)(15)	Preferred	N/A	13.00% PIK	—	267	261	265	0.01
							2,196	2,194	0.10
Diversified Consumer Services
AVG Intermediate Holdings LLC	(11)(15)	Common	—	—	—	243	387	273	0.01
EXPG Holdings, L.P.	(12)(13)(15)	Common	—	—	—	1	515	447	0.03

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services (continued)
FSHS I, LLC	(11)(15)(22)	Common	—	—	—	—	$203	$172	0.01%
GS Seer Group Borrower, LLC	(11)(15)(22)	Common	—	—	—	—	110	24	—
Health Buyer LLC	(11)(15)(22)	Common	—	—	—	—	159	131	0.01
Home Service TopCo IV, Inc.	(11)(15)	Common	—	—	—	2	74	112	0.01
Lido Co-Invest L.P.	(12)(13)(15)	LP Units	—	—	—	289	289	289	0.01
Seahawk BidCo, LLC	(12)(13)(15)	LP Units	—	—	—	3	3,035	3,671	0.16
US Fitness Holdings, LLC	(12)(13)(15)	LP Units	—	—	—	3	3,182	6,154	0.29
VPP Intermediate Holdings, LLC	(11)(15)(22)	LP Units	—	—	—	—	265	221	0.01
							8,219	11,494	0.54
Energy Equipment and Services
CRCI Longhorn Holdings, Inc.	(12)(13)(15)	LP Units	—	—	—	1	1,154	1,859	0.09
Integrated Power Services Holdings, Inc.	(11)(15)(22)	Common	—	—	—	—	895	1,335	0.06
							2,049	3,194	0.15
Financial Services
Foreside Financial Group, LLC	(11)(15)	Common	—	—	—	507	648	634	0.03
Foreside Financial Group, LLC	(11)(15)	Preferred	N/A	11.00% PIK	—	1,022	1,022	1,025	0.05
GTCR Momentum Aggregator LP	(12)(13)(15)	Preferred	—	—	—	865	961	962	0.05
Opalite Holdings, L.P.	(12)(13)(15)	LP Units	—	—	—	1	818	966	0.05
TA Investors Thunderbolt, L.P.	(7)(12)(13)(15)	LP Units	—	—	—	1,395	1,395	1,682	0.08
							4,844	5,269	0.26
Healthcare Providers and Services
AB Centers Acquisition Corporation	(10)(11)(15)	Preferred	—	—	—	374	374	596	0.03
ACG Parent Holdings, LP	(12)(13)(15)	Common	—	—	—	17	17	159	0.01
ACG Parent Holdings, LP	(12)(13)(15)	Preferred	—	—	—	2	1,734	1,691	0.08
Cyan Investors LP	(7)(12)(13)(15)	LP Units	—	—	—	1,690	1,690	1,721	0.08
DCA TopCo LP	(12)(13)(15)	LP Units	—	—	—	101	1,209	1,186	0.06
EPFS Buyer, Inc.	(12)(13)(15)	Common	—	—	—	1	625	985	0.05
MRO Corporation	(12)(13)(15)	Common	—	—	—	1	716	866	0.04
New ACI Holdings LLC	(12)(13)(15)	Common	—	—	—	3	1,361	1,318	0.06
RxSense Holdings LLC	(11)(15)	Common	—	—	—	14	284	366	0.02
SCHP Holdings, L.P.	(12)(13)(15)	LP Units	—	—	—	20	1,987	2,586	0.12
USHV Management, LLC	(11)(15)	Common	—	—	—	100	106	133	—
							10,103	11,607	0.55
Healthcare Equipment and Supplies
REP RS Coinvest IV, L.P.	(7)(12)(13)(15)	LP Units	—	—	—	1,271	1,271	1,527	0.07
							1,271	1,527	0.07
Health Care Technology
DeLorean Purchaser, Inc.	(12)(13)(15)	Common	—	—	—	3,043	3,043	3,222	0.15
F&M Buyer LLC	(12)(13)(15)	Common	—	—	—	1,217	1,217	1,336	0.06
FH VH Parent, L.P.	(12)(13)(15)	Common	—	—	—	785	1,130	1,398	0.07
Goldeneye Parent, LLC	(12)(13)(15)	LP Units	—	—	—	55	1,111	1,797	0.09
Novacap TMT VI Co-Investment (Invita) LP	(12)(13)(15)	LP Units	—	—	—	535	561	648	0.03
Unlimited Technology Holdings, LLC	(12)(13)(15)	LP Units	—	—	—	1,655	1,655	1,148	0.05
							8,717	9,549	0.45

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Insurance
AmeriLife Holdings LLC	(11)(15)	Common	—	—	—	6	$222	$399	0.02%
BayPine Regal Co-Invest, LP	(12)(13)(15)	LP Units	—	—	—	1,935	1,935	2,123	0.10
Galway Borrower LLC	(11)(15)	LP Units	—	—	—	109	114	131	0.01
Integrity Marketing Acquisition, LLC	(11)(15)(22)	Common	—	—	—	—	6	5	—
Integrity Marketing Acquisition, LLC	(11)(15)	Preferred	N/A	10.50% PIK	—	161	161	154	0.01
Integrity Marketing Acquisition, LLC	(11)(15)	Preferred	—	—	—	48	571	476	0.02
Iris Specialty Acquisition LLC	(12)(13)(15)	Common	—	—	—	3,395	3,395	3,275	0.16
KWOR Acquisition, Inc.	(12)(13)(15)(22)	Common	—	—	—	—	330	—	—
KWOR Acquisition, Inc.	(12)(13)(15)(22)	Preferred	—	—	—	—	481	95	—
Mclarens Midco Inc.	(11)(15)	LP Units	—	—	—	40	132	193	0.01
Unison Risk Advisors Inc.	(12)(13)(15)	LP Units	—	—	—	1,820	2,857	2,966	0.14
							10,204	9,817	0.47
IT Services
DT1 Midco Corp	(12)(13)(15)	LP Units	—	—	—	3,754	3,813	4,430	0.21
Ridge Trail US Bidco, Inc.	(12)(13)(15)	Preferred	—	—	—	1,418	1,616	1,730	0.08
Ridge Trail US Bidco, Inc.	(12)(13)(15)	Common	—	—	—	34	34	204	0.01
Spirit RR Holdings, Inc.	(11)(15)	Common	—	—	—	445	673	974	0.05
							6,136	7,338	0.35
Pharmaceuticals
Creek Parent, Inc.	(12)(13)(15)	LP Units	—	—	—	150	150	190	0.01
							150	190	0.01
Professional Services
Elevator Holdco, Inc. Common Stock	(11)(15)(22)	Common	—	—	—	—	453	337	0.02
Marina Acquisition, Inc.	(12)(13)(15)(22)	Common	—	—	—	—	231	234	0.01
Monarch Buyer, Inc.	(12)(13)(15)	LP Units	—	—	—	2,753	2,791	3,033	0.14
USRP Holdings, Inc.	(11)(15)(22)	Preferred	—	—	—	—	285	233	0.01
							3,760	3,837	0.18
Software
CB ML Co-Invest, L.P.	(12)(13)(15)	Common	—	—	—	3,780	3,794	4,685	0.22
Concord Global Acquisition, LLC	(12)(13)(15)	LP Units	—	—	—	2,670	2,987	2,533	0.12
Eclipse Buyer, Inc.	(12)(13)(15)	Preferred	N/A	12.50% PIK	—	4,419	4,419	4,350	0.21
Five Arrows Supernova Falt Co-Invest Scsp	(6)(12)(13)(15)	Common	—	—	—	22	1,074	1,128	0.05
GT Silver Co-Invest SCSp	(12)(13)(15)(22)	LP Units	—	—	—	—	2,395	2,449	0.12
Noble Aggregator LP	(12)(13)(15)	Common	—	—	—	4	4,068	3,164	0.15
North Star Acquisitionco, LLC	(11)(15)	Common	—	—	—	336	362	485	0.02
North Star Acquisitionco, LLC	(12)(13)(15)	Common	—	—	—	51	72	73	—
							19,171	18,867	0.89

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (3)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Specialty Retail
SCW Holdings III Corp.	(12)(13)(15)	LP Units	—	—	—	1	$1,167	$1,690	0.08%
							1,167	1,690	0.08
Technology Hardware, Storage and Peripherals
WP Victors Co-Investment	(12)(13)(15)	LP Units	—	—	—	651	652	824	0.04
							652	824	0.04
Textiles, Apparel and Luxury Goods
Gloves Buyer, Inc.	(12)(13)(15)	Common	—	—	—	2	243	412	0.02
							243	412	0.02
Trading Companies and Distributors
Kele Holdco, Inc.	(11)(15)(22)	Common	—	—	—	—	187	361	0.02
Painters Supply and Equipment Co.	(11)(15)	Common	—	—	—	2	522	128	0.01
							709	489	0.03
Transportation Infrastructure
VRS Buyer, Inc.	(12)(13)(15)	Common	—	—	—	9	915	1,129	0.05
							915	1,129	0.05
Total Equity Investments							92,538	106,046	5.03
Total Investments - non-controlled/non-affiliated							4,533,713	4,507,420	213.66

Short-Term Investments
BlackRock Liquidity T-Fund - Institutional Shares	(14)		—	—	—	—	$62,302	$62,302	2.95%
Total Short-Term Investments							62,302	62,302	2.95
Total Investments at fair value							$4,596,015	$4,569,722	216.61%

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Derivative Instrument	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Derivative asset (liability) at fair value
Interest rate swap	Fixed 5.76%	3M SOFR + 2.38%	Royal Bank of Canada	3/30/2030	$500,000	$(17,168)
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
2.
The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), Canadian Overnight Repo Rate Average (“CORRA” or “C”), Sterling Overnight Index Average (“SONIA” or “SON”), Euro Interbank Offered Rate (“EURIBOR” or “E”) or other relevant benchmark, which reset daily, monthly, quarterly, semi-annually or annually. For each such investment, the Company has provided the spread over reference rates and the current contractual interest rate in effect on September 30, 2026. Certain investments are subject to an interest rate floor, or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision. SOFR based contracts may include a credit spread adjustment, which is included within the stated all-in interest rate, if applicable, that is charged in addition to the base rate and the stated spread.
3.
Par amount reflects total outstanding (i.e., funded par) for each debt investment, excluding unfunded commitments, and the number of shares or units held for equity investments.
4.
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
5.
These investments were not valued using unobservable inputs and are not considered Level 3 investments. Fair value was determined in good faith by the Adviser as the Company’s valuation designee, subject to the oversight of the Board of Trustees (the “Board”) (see “Note 2. Significant Accounting Policies” and “Note 6. Fair Value Measurements”), pursuant to the Company’s valuation policy.
6.
The investment is not a qualifying asset, in whole or in part, under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2026, non-qualifying assets represented 4.81% of total assets as calculated in accordance with regulatory requirements.
7.
Position or portion thereof is an unfunded investment commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from unamortized fees, which are capitalized to the investment cost. The unfunded investment commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See unfunded commitments table following the footnotes to this Consolidated Schedule of Investments and “Note 8. Commitments and Contingencies” to the consolidated financial statements for more information on the Company’s unfunded commitments.
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
11.
Security exempt from registration under the Securities Act of 1933 (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2026, the aggregate fair value of these securities is $13,004 or 0.62% of the Company’s net assets. The acquisition date of these restricted securities was January 19, 2024.
12.
Security exempt from registration under the Securities Act, and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2026, the aggregate fair value of these securities is $93,042 or 4.41% of the Company’s net assets. The acquisition dates of these restricted securities are as follows:

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Portfolio Company	Investment	Acquisition Date
ACG Parent Holdings, LP	Common	July 25, 2025
ACG Parent Holdings, LP	Preferred	July 25, 2025
Americhem, Inc.	Common	February 28, 2025
Arax MidCo, LLC	LP Units	May 30, 2024
BayPine Regal Co-Invest, LP	LP Units	June 1, 2026
Bulab Holdings, Inc.	LP Units	July 1, 2025
CB ML Co-Invest, L.P.	Common	October 24, 2025
Concord Global Acquisition, LLC	LP Units	December 27, 2024
Concord Global Acquisition, LLC	LP Units	December 27, 2024
CRCI Longhorn Holdings, Inc.	LP Units	August 27, 2024
Creek Parent, Inc.	LP Units	December 18, 2024
Cyan Investors LP	LP Units	November 19, 2025
DCA TopCo LP	LP Units	June 2, 2026
DeLorean Purchaser, Inc.	Common	December 16, 2024
DT1 Midco Corp	LP Units	December 30, 2024
Eclipse Buyer, Inc.	Preferred	September 6, 2024
EPFS Buyer, Inc.	Common	July 31, 2025
EXPG Holdings, L.P.	Common	December 10, 2025
F&M Buyer LLC	Common	March 18, 2025
FH VH Parent, L.P.	Common	October 31, 2025
Five Arrows Supernova Falt Co-Invest Scsp	Common	May 12, 2026
Five Arrows Supernova Falt Co-Invest Scsp	Common	May 12, 2026
Gloves Buyer, Inc.	Common	June 6, 2025
Goldeneye Parent, LLC	LP Units	March 31, 2025
Goldeneye Parent, LLC	LP Units	March 31, 2025
GT Silver Co-Invest SCSp	LP Units	June 25, 2026
GTCR ABC Buyer, LLC	Common	April 14, 2026
GTCR ABC Holdings, LLC	Preferred	April 14, 2026
GTCR Momentum Aggregator LP	Preferred	July 2, 2025
Hydraulic Technologies USA LLC	Common	June 3, 2024
Hydraulic Technologies USA LLC	Preferred	June 3, 2024
Integrum Elevate Co-Invest LP	Common	June 30, 2026
Iris Specialty Acquisition LLC	Common	November 20, 2025
KWOR Acquisition, Inc.	Common	February 28, 2025
KWOR Acquisition, Inc.	Preferred	February 28, 2025
Lido Advisors, LLC	Common	August 6, 2025
Lido Advisors, LLC	Preferred	August 6, 2025
Lido Co-Invest L.P.	LP Units	April 2, 2026
Low Voltage Holdings INC.	LP Units	April 28, 2025
Marina Acquisition, Inc.	Common	July 1, 2024
MDC Interior Acquisition Inc	Common	April 26, 2024
Monarch Buyer, Inc.	LP Units	June 2, 2025
MRO Corporation	Common	June 3, 2025

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Portfolio Company	Investment	Acquisition Date
New ACI Holdings LLC	Common	June 29, 2026
Noble Aggregator LP	Common	October 14, 2025
North Star Acquisitionco, LLC	Common	June 8, 2026
Novacap TMT VI Co-Investment (Invita) LP	LP Units	August 12, 2025
Opalite Holdings, L.P.	LP Units	April 21, 2026
Packaging Coordinators Midco, Inc.	LP Units	September 26, 2025
Parthenon Nova, L.P.	LP Units	September 21, 2026
Proampac PG Parent LLC	Preferred	March 6, 2026
REP RS Coinvest IV, L.P.	LP Units	February 2, 2026
REP Summit Coinvest IV, L.P.	LP Units	December 31, 2025
Ridge Trail US Bidco, Inc.	Common	September 30, 2024
Ridge Trail US Bidco, Inc.	Preferred	September 30, 2024
SCHP Holdings, L.P.	LP Units	October 24, 2025
SCW Holdings III Corp.	LP Units	March 17, 2025
Seahawk BidCo, LLC	LP Units	December 19, 2024
TA Investors Thunderbolt, L.P.	LP Units	January 29, 2026
Unison Risk Advisors Inc.	LP Units	October 30, 2024
Unlimited Technology Holdings, LLC	LP Units	March 12, 2025
US Fitness Holdings, LLC	LP Units	September 4, 2024
VRS Buyer, Inc.	Common	July 18, 2025
WP Victors Co-Investment	LP Units	August 15, 2024
Zinc Buyer Corporation	LP Units	July 24, 2024
13.
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting the Company to do so (see “Note 3. Agreements and Related Party Transactions” to the consolidated financial statements for discussion of the exemptive order from the SEC).
14.
Short-term investments amounting to $62,302 are invested in money market funds (BlackRock Liquidity T-Fund - Institutional Shares) and are categorized as Level 1 under the ASC 820 fair value level hierarchy as of September 30, 2026.
15.
Position or portion thereof is or can be pledged as collateral under the Revolving Credit Facility (as defined below).
16.
Position or portion thereof is or can be pledged as collateral under the PNC Facility (as defined below).
17.
Loan includes interest floor of 1.00%.
18.
Loan includes interest floor of 0.75%.
19.
Loan includes interest floor of 0.50%.
20.
Loan includes interest floor of 0.00%.
21.
Position is on non-accrual status. See “Note 2. Significant Accounting Policies” in the accompanying notes to the consolidated financial statements for additional information on the Company's accounting policies.
22.
Investments with par value / shares less than 500 are shown as zero.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Unfunded Commitments

As of September 30, 2026, the Company had the following commitments to fund various revolving, delayed draw and equity investments. Such commitments, also included in the Consolidated Schedule of Investments above, are subject to the satisfaction of certain conditions set forth in the documents governing these loans. See “Note 8. Commitments and Contingencies” to the consolidated financial statements for more information on the Company’s unfunded commitments.

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
1596213 B.C. Ltd.	Delayed Draw Term Loan	9/22/2028	$534	$(3)
1596213 B.C. Ltd.	Revolver	9/21/2033	193	(1)
365RM Holdco, LLC	Delayed Draw Term Loan	5/9/2028	304	(2)
365RM Holdco, LLC	Revolver	5/6/2033	506	(4)
AAH Topco., LLC	Delayed Draw Term Loan	4/1/2027	1,320	(3)
AB Centers Acquisition Corporation	Revolver	7/2/2031	1,463	(4)
ABC Legal Holdings, LLC	Delayed Draw Term Loan	8/14/2027	2,061	(21)
ABC Legal Holdings, LLC	Revolver	8/13/2032	1,099	(11)
Acentra Holdings, LLC	Revolver	12/17/2029	94	—
Adelaide Borrower, LLC	Delayed Draw Term Loan	11/8/2027	1,211	(24)
Adelaide Borrower, LLC	Revolver	5/8/2030	1,040	(21)
Alert Media, Inc.	Revolver	4/12/2028	174	(3)
Alta Buyer, LLC	Revolver	2/18/2033	2,094	(5)
AMBA Buyer, Inc.	Revolver	7/30/2029	276	(1)
American Residential Services LLC	Revolver	1/31/2030	1,739	—
Americhem, Inc.	Delayed Draw Term Loan	2/28/2027	6,278	(31)
Americhem, Inc.	Revolver	3/1/2032	4,447	(22)
AmeriLife Holdings LLC	Delayed Draw Term Loan	3/1/2027	2,632	(7)
AmeriLife Holdings LLC	Revolver	8/31/2028	1,696	(4)
AMP Purchaser, LLC	Revolver	4/1/2033	571	(1)
Ampirical Solutions, LLC	Delayed Draw Term Loan	9/30/2027	14,602	—
Ampirical Solutions, LLC	Revolver	9/30/2032	3,894	—
Analytic Partners, LP	Revolver	4/4/2030	1,002	(3)
Apex Service Partners, LLC	Delayed Draw Term Loan	11/21/2027	1,827	—
Apex Service Partners, LLC	Revolver	10/24/2029	378	—
Aprio Advisory Group, LLC	Delayed Draw Term Loan	12/24/2027	2,293	(11)
Aprio Advisory Group, LLC	Revolver	8/1/2031	4,018	(20)
AQ Sunshine, Inc.	Delayed Draw Term Loan	6/1/2028	4,671	(23)
AQ Sunshine, Inc.	Revolver	7/24/2032	2,466	(12)
Arax MidCo, LLC	Delayed Draw Term Loan	3/24/2028	872	(4)
Arax MidCo, LLC	Revolver	3/24/2032	267	(1)
Arax MidCo, LLC	LP Units	N/A	271	—
Ares Holdings, LLC	Delayed Draw Term Loan	11/12/2027	5,127	(13)
Ares Holdings, LLC	Revolver	11/18/2029	4,550	(11)
Arrow Management Acquisition, LLC	Delayed Draw Term Loan	7/27/2027	4,065	(30)
Arrow Management Acquisition, LLC	Revolver	7/23/2032	1,005	(8)
Articulate Global, LLC	Revolver	10/25/2032	3,645	(9)
Artifact Bidco, Inc.	Delayed Draw Term Loan	7/27/2027	1,642	—
Artifact Bidco, Inc.	Revolver	7/26/2030	1,173	—
Atlas US Finco, Inc.	Revolver	12/9/2028	1,995	(50)
Aurora Plastics, LLC	Delayed Draw Term Loan	4/10/2027	2,850	(36)
AVG Intermediate Holdings LLC	Revolver	5/16/2028	166	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
AVSC Holding Corp.	Revolver	12/5/2029	$1,787	$—
Banker's Toolbox, Inc.	Revolver	7/27/2029	637	—
BC Group Holdings, Inc.	Delayed Draw Term Loan	8/21/2027	2,570	—
Bells Parent, Inc.	Delayed Draw Term Loan	9/30/2028	1,964	(10)
Bells Parent, Inc.	Revolver	4/25/2033	436	(2)
Bellwether Buyer, L.L.C.	Delayed Draw Term Loan	10/16/2027	5,901	(15)
Bellwether Buyer, L.L.C.	Revolver	4/15/2032	3,050	(8)
Blackbird Purchaser, Inc.	Revolver	12/19/2029	248	(4)
BlackHawk Industrial Distribution, Inc.	Revolver	5/30/2030	3,503	(131)
Blades Buyer, Inc.	Delayed Draw Term Loan	11/13/2027	7,909	(20)
Blades Buyer, Inc.	Revolver	3/28/2028	1,668	(4)
Bridges Consumer Healthcare Intermediate LLC	Delayed Draw Term Loan	3/31/2027	3,750	(19)
Bridges Consumer Healthcare Intermediate LLC	Revolver	12/22/2031	2,682	(13)
Bulab Holdings, Inc.	Delayed Draw Term Loan	7/1/2027	4,506	(45)
Bulab Holdings, Inc.	Revolver	7/1/2032	4,346	(43)
Caerus US 1 Inc.	Delayed Draw Term Loan	9/22/2027	357	(7)
Carr, Riggs & Ingram Capital, L.L.C.	Delayed Draw Term Loan	11/18/2026	4,807	(12)
Carr, Riggs & Ingram Capital, L.L.C.	Revolver	11/18/2031	2,190	(5)
CCI Buyer, Inc.	Revolver	5/13/2032	2,029	(10)
CDL Parent, Inc.	Revolver	12/7/2028	867	(8)
Cerity Partners Equity Holding LLC	Delayed Draw Term Loan	12/20/2027	10,642	—
Cerity Partners Equity Holding LLC	Revolver	7/28/2031	2,557	—
CFGI Holdings, LLC	Revolver	11/2/2029	191	(2)
Cherry Bekaert Advisory LLC	Revolver	6/28/2030	226	(3)
Chicago US Midco III LP	Delayed Draw Term Loan	10/30/2027	340	(2)
ClearCapital Holdings, LLC	Delayed Draw Term Loan	7/6/2027	614	(17)
ClearCapital Holdings, LLC	Revolver	6/30/2032	1,366	(38)
Clearwater Analytics Holdings, Inc.	Delayed Draw Term Loan	12/25/2028	5,635	3
Clearwater Analytics Holdings, Inc.	Revolver	6/27/2033	3,663	—
Cold Chain Technologies, LLC	Revolver	7/2/2028	133	—
Concord Global Acquisition, LLC	Delayed Draw Term Loan	12/28/2026	2,928	(29)
Concord Global Acquisition, LLC	Revolver	12/26/2031	1,830	(18)
Conservice Midco, LLC	Revolver	2/25/2033	2,580	(6)
CPC/Cirtec Holdings, Inc.	Revolver	10/31/2028	416	(4)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/28/2027	821	—
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	3,030	—
Crimson FLS Acquisition, Inc.	Delayed Draw Term Loan	2/19/2028	1,761	(22)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Crimson FLS Acquisition, Inc.	Revolver	2/18/2033	$4,223	$(53)
Crown Laundry, LLC	Delayed Draw Term Loan	5/29/2027	870	—
Crown Laundry, LLC	Revolver	5/28/2031	1,365	—
CRS Midco Holdings, LLC	Delayed Draw Term Loan	12/31/2027	2,692	(13)
CRS Midco Holdings, LLC	Revolver	12/31/2032	1,615	(8)
CVP Holdco, Inc.	Revolver	6/28/2030	2,353	(11)
Cyan Investors LP	LP Units	N/A	235	—
DCG Acquisition Corp.	Revolver	6/13/2031	4,408	—
DeLorean Purchaser, Inc.	Revolver	12/16/2031	4,574	(46)
DT Intermediate Holdco, Inc.	Delayed Draw Term Loan	1/1/2028	3,697	(120)
DT1 Midco Corp	Delayed Draw Term Loan	6/4/2027	2,590	(39)
DT1 Midco Corp	Revolver	12/30/2030	2,940	(44)
Dwyer Instruments, LLC	Revolver	7/24/2031	1,000	—
Dynatect Group Holdings, Inc.	Revolver	6/30/2028	1,236	—
Eagan Parent, Inc.	Delayed Draw Term Loan	9/8/2027	4,804	(60)
Eagan Parent, Inc.	Revolver	9/8/2032	2,562	(32)
Eclipse Buyer, Inc.	Revolver	9/8/2031	1,352	(24)
Edition Holdings, Inc.	Delayed Draw Term Loan	12/20/2027	7,430	(149)
Edition Holdings, Inc.	Revolver	12/20/2032	3,685	(74)
EDPO, LLC	Delayed Draw Term Loan	8/29/2027	3,431	—
EDPO, LLC	Revolver	12/8/2028	1,915	—
Emburse, Inc.	Delayed Draw Term Loan	5/29/2027	4,539	(57)
Emburse, Inc.	Revolver	5/28/2032	4,539	(57)
Empyrean Solutions, LLC	Delayed Draw Term Loan	11/25/2026	1,106	(17)
Empyrean Solutions, LLC	Revolver	11/26/2031	415	(6)
Ensemble RCM, LLC	Revolver	2/10/2031	1,372	—
EPFS Buyer, Inc.	Delayed Draw Term Loan	7/31/2027	362	(8)
EPFS Buyer, Inc.	Revolver	7/31/2031	1,757	(40)
Essential Services Holding Corporation	Revolver	6/17/2030	729	(18)
ExperiGreen Intermediate Holdings, Inc.	Delayed Draw Term Loan	12/10/2027	4,702	(47)
ExperiGreen Intermediate Holdings, Inc.	Revolver	12/10/2032	2,953	(30)
F&M Buyer LLC	Delayed Draw Term Loan	3/19/2027	3,980	(40)
F&M Buyer LLC	Revolver	3/18/2032	1,741	(17)
FL Hawk Intermediate Holdings, Inc.	Revolver	2/22/2029	2,233	—
Flint Opco, LLC	Delayed Draw Term Loan	6/27/2027	5,390	(27)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Flint Opco, LLC	Revolver	8/15/2029	$435	$(1)
Flow Control Solutions, Inc.	Revolver	3/29/2029	1,097	—
Foreside Financial Group, LLC	Revolver	10/1/2029	712	(5)
Foundation Risk Partners, Corp.	Delayed Draw Term Loan	2/26/2027	3,221	(16)
Fourth Enterprises, LLC	Delayed Draw Term Loan	3/21/2027	4,851	(85)
Fourth Enterprises, LLC	Revolver	3/21/2031	2,238	(39)
Frazier & Deeter Advisory, LLC	Delayed Draw Term Loan	8/29/2028	7,113	(35)
Frazier & Deeter Advisory, LLC	Revolver	5/2/2031	288	(1)
Frazier & Deeter Advisory, LLC	Revolver	5/2/2031	585	(7)
Galway Borrower LLC	Delayed Draw Term Loan	2/7/2028	3,617	(39)
Galway Borrower LLC	Revolver	9/29/2028	1,937	(21)
Gloves Buyer, Inc.	Revolver	5/22/2030	631	—
Goldeneye Parent, LLC	Revolver	3/31/2032	4,652	(47)
Goodlife Fitness Centres Inc.	Revolver	4/1/2033	2,894	(14)
GSV Holding, LLC	Revolver	10/18/2030	1,651	—
GTCR ABC Buyer, LLC	Delayed Draw Term Loan	4/15/2028	2,564	(13)
GTCR ABC Buyer, LLC	Revolver	4/14/2033	1,282	(6)
GTCR BC Purchaser, Inc.	Delayed Draw Term Loan	11/22/2027	3,951	(49)
GTCR BC Purchaser, Inc.	Revolver	11/19/2031	2,107	(26)
Harvey Tool Company, LLC	Delayed Draw Term Loan	8/6/2027	7,936	—
Harvey Tool Company, LLC	Revolver	8/6/2032	3,806	—
HeartLand PPC Buyer, LLC	Delayed Draw Term Loan	11/12/2027	9,653	(193)
HeartLand PPC Buyer, LLC	Revolver	12/12/2029	1,217	(24)
Heights Buyer, LLC	Delayed Draw Term Loan	6/25/2027	1,311	(23)
Heights Buyer, LLC	Revolver	8/25/2028	543	(3)
Hercules Borrower LLC	Delayed Draw Term Loan	7/16/2027	5,756	(14)
Hercules Borrower LLC	Revolver	12/15/2028	1,044	(3)
Higginbotham Insurance Agency, Inc	Delayed Draw Term Loan	12/11/2027	1,021	(5)
Higher Logic, LLC	Revolver	1/10/2029	759	(2)
HP RSS Buyer, Inc.	Delayed Draw Term Loan	12/17/2027	1,936	(19)
HSI Halo Acquisition, Inc.	Revolver	6/28/2030	978	(15)
HT Intermediary III, Inc.	Revolver	11/12/2030	846	(15)
Hydraulic Technologies USA LLC	Revolver	6/3/2030	1,001	(40)
Hyphen Solutions, LLC	Delayed Draw Term Loan	8/6/2027	1,755	—
Hyphen Solutions, LLC	Revolver	8/6/2032	1,053	—
IG Investments Holdings, LLC	Revolver	9/22/2028	1,172	—
IH Elevate Buyer, Inc.	Delayed Draw Term Loan	7/1/2028	1,129	(8)
IH Elevate Buyer, Inc.	Revolver	6/30/2033	376	(3)
ImageFirst Holdings, LLC	Revolver	3/12/2030	5,000	—
Imagine 360 LLC	Revolver	9/30/2028	4,326	(32)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
IMO Investor Holdings, Inc.	Revolver	5/11/2028	$1,479	$(11)
Inhabitiq Inc.	Delayed Draw Term Loan	1/11/2027	4,882	(37)
Inhabitiq Inc.	Revolver	1/12/2032	3,051	(23)
Innovative Systems L.L.C.	Delayed Draw Term Loan	8/21/2027	465	(7)
Innovative Systems L.L.C.	Revolver	8/20/2032	194	(3)
Integrated Power Services Holdings, Inc.	Delayed Draw Term Loan	1/28/2028	5,809	(73)
Integrated Power Services Holdings, Inc.	Revolver	11/22/2030	4,035	(40)
Integrity Marketing Acquisition, LLC	Revolver	8/25/2028	122	—
Iris Specialty Acquisition LLC	Delayed Draw Term Loan	11/20/2028	3,090	(23)
Iris Specialty Acquisition LLC	Revolver	11/20/2032	2,309	(17)
Javelin Buyer, Inc.	Revolver	12/6/2029	1,304	(27)
JKC Parent, Inc.	Delayed Draw Term Loan	6/2/2027	1,586	(16)
JKC Parent, Inc.	Revolver	2/13/2032	774	(8)
Kaseya Inc.	Revolver	3/20/2030	1,522	(202)
Kele Holdco, Inc.	Revolver	2/20/2028	239	—
Kenco PPC Buyer LLC	Revolver	11/15/2029	1,173	—
Kipu Buyer, LLC	Revolver	1/27/2028	73	—
Kleinfelder Intermediate LLC	Delayed Draw Term Loan	2/23/2028	2,907	(7)
KPA Parent Holdings, Inc.	Delayed Draw Term Loan	3/15/2027	2,192	(22)
KPA Parent Holdings, Inc.	Revolver	3/12/2032	1,659	(17)
Kriv Acquisition Inc.	Delayed Draw Term Loan	2/25/2028	13,452	(101)
Kriv Acquisition Inc.	Revolver	7/31/2031	1,914	(14)
KWOL Acquisition, Inc.	Revolver	12/12/2029	4,111	(62)
KWOR Acquisition, Inc.	Delayed Draw Term Loan	3/1/2027	434	—
KWOR Acquisition, Inc.	Revolver	2/28/2030	326	—
Lido Advisors, LLC	Revolver	5/10/2032	388	(6)
Lido Purchaser, Inc.	Delayed Draw Term Loan	4/3/2028	1,278	(3)
Lightbeam Bidco Inc.	Delayed Draw Term Loan	12/6/2027	4,106	(31)
Lightbeam Bidco Inc.	Revolver	5/4/2029	476	(4)
Lighthouse Parent Holdings, Inc.	Delayed Draw Term Loan	5/6/2028	4,716	(47)
Litera Bidco LLC	Delayed Draw Term Loan	11/17/2026	962	(10)
Litera Bidco LLC	Revolver	5/1/2028	434	(4)
Low Voltage Holdings Inc.	Delayed Draw Term Loan	10/28/2027	3,778	(47)
Low Voltage Holdings Inc.	Revolver	4/28/2032	2,358	(29)
Lubricant Engineers	Revolver	9/1/2029	2,212	(11)
Majesco, LLC	Revolver	1/7/2033	2,567	(51)
Marina Acquisition, Inc.	Revolver	7/1/2030	1,377	(10)
Maverick Bidco Inc.	Delayed Draw Term Loan	12/3/2027	2,365	(30)
Maverick Bidco Inc.	Revolver	12/2/2031	1,892	(24)
Mclarens Midco Inc.	Delayed Draw Term Loan	6/20/2027	4,001	(10)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Mclarens Midco Inc.	Revolver	12/19/2027	$1,896	$(5)
Mclarens Midco Inc.	Revolver	12/19/2027	662	(2)
MDC Interior Acquisition Inc	Revolver	4/26/2030	2,084	(26)
Merlin Buyer Inc.	Revolver	4/16/2031	598	(4)
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	24	—
Minotaur Acquisition, Inc.	Revolver	6/3/2030	2,442	(31)
ML Holdco, LLC	Delayed Draw Term Loan	10/24/2027	6,694	—
Monarch Buyer, Inc.	Delayed Draw Term Loan	6/3/2027	3,220	(32)
Monarch Buyer, Inc.	Revolver	6/2/2032	1,518	(15)
Monarch Finco, LLC	Delayed Draw Term Loan	5/1/2028	1,924	—
Monarch Finco, LLC	Revolver	10/29/2032	385	—
Montana Buyer Inc.	Revolver	7/22/2028	2,352	(35)
Motion & Control Enterprises LLC	Delayed Draw Term Loan	10/1/2026	463	—
Movati Athletic (Group) Inc.	Delayed Draw Term Loan	12/31/2027	2,459	—
Movati Athletic (Group) Inc.	Revolver	5/29/2029	1,844	—
MRI Software LLC	Delayed Draw Term Loan	10/2/2027	247	(1)
MRI Software LLC	Revolver	2/10/2028	174	(1)
MRO Corporation	Revolver	6/9/2032	2,384	—
MSS Zenith Buyer, LLC	Revolver	9/19/2031	346	(3)
Nasuni Corporation	Revolver	9/10/2030	781	(10)
Navex Global Holdings Corporation	Delayed Draw Term Loan	10/15/2027	10,473	(131)
Navex Global Holdings Corporation	Revolver	10/14/2031	516	(6)
Net Health Acquisition Corp.	Revolver	7/3/2031	3,924	—
NewEdge Capital Group, LLC	Delayed Draw Term Loan	7/8/2028	490	(2)
NewEdge Capital Group, LLC	Revolver	8/8/2033	286	(1)
NFO Orange Buyer, LLC	Delayed Draw Term Loan	1/13/2027	4,082	(20)
NFO Orange Buyer, LLC	Revolver	1/13/2033	1,742	(9)
NH Kronos Parent, Inc.	Revolver	1/31/2033	4,623	(23)
North Star Acquisitionco, LLC	Revolver	5/3/2029	216	—
NTI Buyer LLC	Revolver	7/1/2031	300	(3)
Oakbridge Insurance Agency LLC	Delayed Draw Term Loan	8/28/2028	3,090	(15)
OEConnection LLC	Delayed Draw Term Loan	12/26/2028	9,581	(96)
OEConnection LLC	Revolver	12/23/2032	4,124	(41)
OLO Parent, Inc.	Revolver	9/13/2032	2,663	(33)
OneSource Virtual, Inc.	Revolver	1/30/2033	4,766	(12)
Onit, Inc.	Delayed Draw Term Loan	1/28/2027	8,359	—
Onit, Inc.	Revolver	1/27/2032	2,786	—
Onward Acquireco, Inc.	Delayed Draw Term Loan	4/1/2028	8,800	(154)
Onward Acquireco, Inc.	Revolver	4/1/2033	3,667	(55)
Opalite Buyer, Inc.	Delayed Draw Term Loan	4/21/2028	489	(2)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Opalite Buyer, Inc.	Revolver	4/21/2033	$733	$(4)
Orsini Pharmaceutical Services, LLC	Revolver	5/22/2030	1,152	—
Packaging Coordinators Midco, Inc.	Delayed Draw Term Loan	10/16/2027	8,546	(171)
Packaging Coordinators Midco, Inc.	Revolver	10/15/2032	3,145	(63)
Pareto Health Intermediate Holdings, Inc.	Revolver	6/1/2029	554	(1)
Parthenon Nova, L.P.	LP Units	N/A	37	—
Pathstone Family Office LLC	Delayed Draw Term Loan	6/2/2028	2,266	(6)
Pathstone Family Office LLC	Revolver	5/15/2028	2,502	(6)
Perfectserve, Inc.	Revolver	2/27/2032	1,213	—
Plaskolite PPC Intermediate II LLC	Revolver	2/7/2030	141	(1)
PLZ CORP.	Revolver	3/31/2032	2,229	(45)
Polyphase Elevator Holding Company	Delayed Draw Term Loan	11/24/2027	638	(3)
Polyphase Elevator Holding Company	Revolver	11/24/2032	1,439	(7)
Premise Health Holding Corp.	Delayed Draw Term Loan	11/6/2027	275	(1)
Premise Health Holding Corp.	Revolver	11/6/2031	160	(1)
ProAmpac PG Borrower LLC	Revolver	3/6/2031	4,920	(49)
Propio LS, LLC	Revolver	5/10/2030	533	(4)
Puma Buyer, LLC	Revolver	3/29/2032	4,677	—
QBS Parent, Inc.	Revolver	6/3/2032	450	(11)
Quality Automotive Services, LLC	Delayed Draw Term Loan	7/16/2027	8,368	—
Quality Automotive Services, LLC	Revolver	7/16/2027	130	—
Raven Acquisition Holdings, LLC	Delayed Draw Term Loan	11/19/2026	299	—
Red Fox CD Acquisition Corporation	Delayed Draw Term Loan	11/23/2026	306	(3)
REP RS Coinvest IV, L.P.	LP Units	N/A	139	—
RFI Buyer, Inc.	Delayed Draw Term Loan	8/29/2027	2,808	(14)
RFI Buyer, Inc.	Revolver	8/5/2030	1,693	(8)
Ridge Trail US Bidco, Inc.	Delayed Draw Term Loan	3/31/2027	5,932	(30)
Ridge Trail US Bidco, Inc.	Revolver	3/31/2031	2,298	(11)
Riser Interco, LLC	Delayed Draw Term Loan	4/16/2027	718	(13)
Riser Interco, LLC	Revolver	10/31/2029	1,040	(18)
Routeware, Inc.	Delayed Draw Term Loan	9/19/2027	2,111	(11)
Routeware, Inc.	Revolver	9/18/2031	682	(14)
Ruppert Landscape, LLC	Delayed Draw Term Loan	4/25/2027	2,707	(27)
Ruppert Landscape, LLC	Revolver	12/3/2029	2,146	(21)
RxSense Holdings LLC	Revolver	4/17/2029	1,856	(9)
Ryan, LLC	Revolver	11/7/2030	1,646	—
Saber Parent Holdings Corp.	Delayed Draw Term Loan	12/15/2028	3,529	(44)
Saber Parent Holdings Corp.	Revolver	12/16/2032	3,228	(40)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Safety Borrower Holdings LLC	Delayed Draw Term Loan	12/19/2027	$790	$(10)
Safety Borrower Holdings LLC	Revolver	12/19/2032	227	(3)
Sako and Partners Lower Holdings LLC	Delayed Draw Term Loan	7/1/2028	830	(4)
Sako and Partners Lower Holdings LLC	Revolver	7/5/2033	360	(2)
Saturn Borrower Inc	Revolver	11/13/2028	870	(15)
SCHP Purchaser, Inc.	Revolver	10/22/2032	3,140	(102)
SCW Holdings III Corp.	Delayed Draw Term Loan	2/10/2028	2,286	(17)
SCW Holdings III Corp.	Revolver	3/17/2031	2,035	(15)
Seahawk BidCo, LLC	Delayed Draw Term Loan	12/25/2027	18,094	(136)
Seahawk BidCo, LLC	Revolver	12/19/2030	848	(6)
Sentry Acquisition, LLC	Delayed Draw Term Loan	2/2/2028	3,519	—
Sentry Acquisition, LLC	Revolver	2/2/2033	2,111	—
Signant Finance One Limited	Delayed Draw Term Loan	10/16/2027	2,310	(6)
Signant Finance One Limited	Revolver	10/16/2031	910	(2)
Simplicity Financial Marketing Group Holdings, Inc.	Delayed Draw Term Loan	12/31/2026	5,029	(38)
Simplicity Financial Marketing Group Holdings, Inc.	Revolver	12/31/2031	3,610	(27)
Soleo Holdings, Inc.	Delayed Draw Term Loan	6/2/2028	3,447	—
Soleo Holdings, Inc.	Revolver	2/2/2032	2,111	—
Southpaw AP Buyer, LLC	Revolver	3/2/2028	1,681	(13)
Specialized Dental Holdings II, LLC	Revolver	11/1/2028	266	—
SpecialtyCare, Inc.	Delayed Draw Term Loan	8/27/2027	3,337	(17)
SpecialtyCare, Inc.	Revolver	12/18/2029	681	(3)
Spirit RR Holdings, Inc.	Revolver	9/13/2028	497	(6)
ST Athena Global LLC	Revolver	6/26/2029	367	(4)
Supernova Intermediate Pty Ltd	Delayed Draw Term Loan	5/13/2029	8,339	(125)
Supernova Intermediate Pty Ltd	Revolver	5/12/2033	2,919	(44)
SureWerx Purchaser III Inc.	Revolver	12/28/2028	1,730	—
Swoop Intermediate III, Inc.	Delayed Draw Term Loan	10/12/2027	3,036	(8)
Swoop Intermediate III, Inc.	Revolver	4/12/2032	3,036	(8)

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
Tarrytown Acquisition Holdings, LLC	Delayed Draw Term Loan	11/15/2027	$3,578	$(18)
Tarrytown Acquisition Holdings, LLC	Revolver	11/12/2032	3,018	(15)
TA Investors Thunderbolt, L.P.	LP Units	N/A	271	—
TerSera Therapeutics LLC	Revolver	4/4/2030	441	—
The Chartis Group, LLC	Delayed Draw Term Loan	9/18/2028	2,920	—
The Chartis Group, LLC	Revolver	9/17/2031	1,938	—
The Ultimus Group Midco, LLC	Delayed Draw Term Loan	1/1/2028	4,068	—
The Ultimus Group Midco, LLC	Revolver	7/1/2032	1,526	—
THG Acquisition, LLC	Delayed Draw Term Loan	10/30/2026	493	(1)
THG Acquisition, LLC	Revolver	10/31/2031	1,019	(3)
Thunder Purchaser, Inc.	Delayed Draw Term Loan	10/31/2026	2,482	—
TriMech Acquisition Corp.	Delayed Draw Term Loan	2/13/2028	6,703	—
TriMech Acquisition Corp.	Revolver	3/10/2028	7,004	—
Trunk Acquisition, Inc.	Delayed Draw Term Loan	12/20/2026	550	—
UBEO, LLC	Delayed Draw Term Loan	2/18/2028	2,561	—
Unison Risk Advisors Inc.	Delayed Draw Term Loan	6/30/2027	4,665	(23)
Unison Risk Advisors Inc.	Revolver	10/17/2030	1,749	(9)
Unlimited Technology Holdings, LLC	Revolver	3/12/2032	2,240	(28)
US Fitness Holdings, LLC	Delayed Draw Term Loan	8/31/2028	3,710	(19)
US Fitness Holdings, LLC	Revolver	9/4/2030	2,651	(13)
USHV Management, LLC	Delayed Draw Term Loan	9/9/2027	791	(4)
USHV Management, LLC	Revolver	9/8/2031	2,197	(11)
USRP Holdings, Inc.	Revolver	12/31/2029	2,290	—
Valeris, Inc.	Revolver	9/19/2031	4,494	(22)
Valicor PPC Intermediate II LLC	Revolver	1/24/2028	384	(2)
Validity, Inc.	Revolver	4/10/2030	783	(33)
Vamos Bidco, Inc	Delayed Draw Term Loan	1/30/2027	2,579	(6)
Vamos Bidco, Inc	Revolver	1/30/2032	442	(1)
Vatica Health, Inc.	Revolver	10/29/2032	1,780	(49)
Vensure Employer Services, Inc.	Delayed Draw Term Loan	3/4/2028	1,173	(15)
Vertex Service Partners, LLC	Delayed Draw Term Loan	10/2/2026	1,206	(96)
Vessco Midco Holdings, LLC	Delayed Draw Term Loan	5/3/2028	8,070	(61)
Vessco Midco Holdings, LLC	Revolver	7/24/2031	3,086	(23)
Victors Purchaser, LLC	Delayed Draw Term Loan	12/23/2027	2,286	(17)
Victors Purchaser, LLC	Revolver	12/23/2032	2,118	(16)
VPP Intermediate Holdings, LLC	Delayed Draw Term Loan	7/31/2028	185	(1)
VPP Intermediate Holdings, LLC	Revolver	5/31/2030	87	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

September 30, 2026

(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment (1)	Fair Value (1)
VRS Buyer, Inc.	Delayed Draw Term Loan	10/10/2027	$20	$—
Wealth Enhancement Group, LLC	Delayed Draw Term Loan	8/29/2027	9,094	(114)
Wealth Enhancement Group, LLC	Revolver	10/2/2028	1,073	(13)
Wipfli Advisory LLC	Delayed Draw Term Loan	4/2/2028	2,260	(28)
Wipfli Advisory LLC	Revolver	10/1/2032	1,804	(23)
Wisdom Purchaser, LLC	Revolver	7/24/2032	2,864	(72)
World Insurance Associates, LLC	Revolver	4/3/2030	700	(2)
WRE Holding Corp.	Delayed Draw Term Loan	10/1/2027	6,978	(17)
WRE Holding Corp.	Revolver	7/2/2030	481	(1)
Wu Holdco, Inc.	Delayed Draw Term Loan	4/16/2027	5,826	(44)
Wu Holdco, Inc.	Revolver	4/19/2032	1,812	(14)
YA Intermediate Holdings II, LLC	Delayed Draw Term Loan	10/2/2026	3,075	(54)
YA Intermediate Holdings II, LLC	Revolver	10/1/2031	657	(11)
YLG Holdings, Inc.	Delayed Draw Term Loan	11/26/2026	324	(2)
YLG Holdings, Inc.	Revolver	12/23/2030	3,270	(16)
Zinc Buyer Corporation	Revolver	7/24/2031	1,739	(87)
Total Unfunded Commitments			$864,353	$(6,759)
(1)
Foreign domiciled investments have been converted to U.S. dollars based on prevailing rates at period-end.

See accompanying notes to the consolidated financial statements.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (21)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
Secured Debt
Aerospace and Defense
Bleriot US Bidco Inc.	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.15%	10/31/2030	$4,708	$4,709	$4,737	0.23%
Peraton Corp.	(5)(8)(15)(17)	First Lien Term Loan	S + 3.75%	7.50%	2/1/2028	4,908	4,910	4,565	0.23
TransDigm Inc.	(5)(6)(15)(19)	First Lien Term Loan	S + 2.50%	6.17%	8/19/2032	2,515	2,508	2,528	0.13
TransDigm Inc.	(5)(6)(15)(19)	First Lien Term Loan	S + 2.25%	5.92%	3/22/2030	3,678	3,691	3,693	0.18
							15,818	15,523	0.77
Air Freight and Logistics
American Trailer Rental Group, LLC	(13)(15)(16)	First Lien Term Loan	S + 5.69%	9.49%	6/1/2027	129	129	116	0.01
American Trailer Rental Group, LLC	(13)(15)(16)	First Lien Term Loan	S + 5.50%	9.30%	6/1/2027	40	40	36	—
American Trailer Rental Group, LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.69%	9.49%	6/1/2027	33	33	30	—
American Trailer Rental Group, LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.30%	6/1/2027	34	34	31	—
American Trailer Rental Group, LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	9.55%	6/1/2027	9	9	8	—
Apple Bidco, LLC	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.17%	9/23/2031	2,487	2,487	2,503	0.12
Kenco PPC Buyer LLC	(13)(15)(16)	First Lien Term Loan	S + 4.50%	8.08%	11/15/2029	12,466	12,408	12,466	0.62
Kenco PPC Buyer LLC	(7)(13)(15)(16)	First Lien Revolver	S + 4.50%	8.08%	11/15/2029	—	(4)	—	—
Lightbeam Bidco Inc.	(8)(17)	First Lien Term Loan	S + 4.75%	8.40%	5/6/2030	3,860	3,860	3,840	0.19
Lightbeam Bidco Inc.	(8)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	5/6/2030	585	585	582	0.03
Lightbeam Bidco Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	5/6/2030	5,865	5,801	5,795	0.29
Lightbeam Bidco Inc.	(7)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	5/4/2029	—	—	(2)	—
							25,382	25,405	1.26
Automobile Components
Enthusiast Auto Holdings, LLC	(8)(16)	First Lien Term Loan	S + 4.50%	8.17%	12/19/2026	2,939	2,927	2,939	0.15
JHCC Holdings LLC	(8)(16)	First Lien Term Loan	S + 5.25%	8.90%	9/9/2027	3,094	3,089	3,094	0.15
JHCC Holdings LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	9/9/2027	2,048	2,046	2,048	0.10
JHCC Holdings LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	9/9/2027	9,090	9,079	9,090	0.45
JHCC Holdings LLC	(7)(15)(16)	First Lien Revolver	S + 5.25%	8.90%	9/9/2027	162	162	162	0.01
OAC Holdings I Corp.	(8)(16)	First Lien Term Loan	S + 5.00%	8.80%	3/30/2029	2,756	2,682	2,736	0.14
Quality Automotive Services, LLC	(8)(16)	First Lien Term Loan	S + 5.00%	8.67%	7/16/2027	2,356	2,350	2,350	0.12
Quality Automotive Services, LLC	(13)(15)(16)	First Lien Term Loan	S + 5.00%	8.67%	7/16/2027	6,162	6,144	6,146	0.30
Quality Automotive Services, LLC	(8)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	7/16/2027	463	461	462	0.02
Quality Automotive Services, LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	7/16/2027	3,604	3,588	3,595	0.18
Quality Automotive Services, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	7/16/2027	1,158	1,111	1,112	0.06
Quality Automotive Services, LLC	(7)(15)(16)	First Lien Revolver	S + 5.00%	8.67%	7/16/2027	—	—	—	—
							33,639	33,734	1.68

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (21)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Beverages
Pegasus Bidco B.V.	(5)(6)(15)(19)	First Lien Term Loan	S + 2.75%	6.40%	7/12/2029	$6,168	$6,157	$6,199	0.31%
							6,157	6,199	0.31
Broadline Retail
Peer Holding III B.V.	(5)(6)(15)(19)	First Lien Term Loan	S + 2.50%	6.15%	7/1/2031	5,201	5,205	5,230	0.26
							5,205	5,230	0.26
Building Products
MDC Interior Acquisition Inc	(8)(13)(16)	First Lien Term Loan	S + 5.00%	8.65%	4/26/2030	14,589	14,419	14,443	0.72
MDC Interior Acquisition Inc	(13)(15)(16)	First Lien Term Loan	S + 5.00%	8.65%	4/26/2030	4,743	4,720	4,696	0.23
MDC Interior Acquisition Inc	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	8.65%	4/26/2030	—	(31)	(21)	—
SureWerx Purchaser III Inc.	(8)(17)	First Lien Term Loan	S + 5.25%	8.90%	12/28/2029	245	245	245	0.01
SureWerx Purchaser III Inc.	(8)(13)(17)	First Lien Term Loan	C + 5.25%	7.52%	12/28/2029	CAD 16,903	12,349	11,978	0.59
SureWerx Purchaser III Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.25%	8.90%	12/28/2028	—	(4)	—	—
WST USA Holdco, Inc.	(6)(8)(16)	First Lien Term Loan	S + 4.75%	8.50%	3/31/2027	2,450	2,450	2,444	0.12
WST USA Holdco, Inc.	(6)(7)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	3/31/2027	1,062	1,054	1,056	0.05
							35,202	34,841	1.72
Capital Markets
Allworth Financial Group, L.P.	(8)(16)	First Lien Term Loan	S + 4.75%	8.42%	12/23/2027	2,505	2,505	2,505	0.12
Allworth Financial Group, L.P.	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	12/23/2027	2,393	2,393	2,393	0.12
Arax MidCo, LLC	(8)(13)(15)(16)	First Lien Term Loan	S + 5.00%	8.65%	4/11/2029	13,400	13,334	13,400	0.66
Arax MidCo, LLC	(13)(15)(16)	First Lien Term Loan	S + 5.00%	8.65%	4/11/2029	6,649	6,625	6,649	0.33
Arax MidCo, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	4/11/2029	—	(19)	—	—
Arax MidCo, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	8.65%	4/11/2029	181	165	181	0.01
Cub Financing Intermediate, LLC	(8)(13)(18)	First Lien Term Loan	S + 4.75%	8.40%	6/28/2030	10,675	10,632	10,675	0.53
Cub Financing Intermediate, LLC	(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	6/28/2030	4,962	4,929	4,962	0.25
EdgeCo Buyer, Inc.	(8)(13)(16)	First Lien Term Loan	S + 4.50%	8.15%	6/1/2028	1,385	1,385	1,385	0.07
EdgeCo Buyer, Inc.	(8)(16)	First Lien Term Loan	S + 4.50%	8.15%	6/1/2028	795	789	795	0.04
EdgeCo Buyer, Inc.	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	6/1/2028	324	324	324	0.02
EdgeCo Buyer, Inc.	(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	6/1/2028	17	17	17	—
EdgeCo Buyer, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	6/1/2028	2,851	2,844	2,851	0.14
EdgeCo Buyer, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 4.50%	8.15%	6/1/2028	—	(2)	—	—
Lido Advisors, LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	5/10/2032	1,592	1,580	1,588	0.08
Lido Advisors, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	5/10/2032	3,443	3,443	3,435	0.17
Lido Advisors, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	5/10/2032	6,304	6,249	6,278	0.31

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (21)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Capital Markets (continued)
Lido Advisors, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 4.75%	8.42%	5/10/2032	$931	$923	$926	0.05%
R&T Acquisitions, LLC	(8)(15)(16)	First Lien Term Loan	S + 5.50%	9.15%	8/31/2030	2,117	2,104	2,117	0.10
R&T Acquisitions, LLC	(7)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.15%	8/31/2030	—	(3)	—	—
The Ultimus Group Midco, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.40%	7/1/2032	12,205	12,144	12,144	0.60
The Ultimus Group Midco, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	7/1/2032	—	(9)	(20)	—
The Ultimus Group Midco, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	7/1/2032	—	(8)	(8)	—
							72,344	72,597	3.60
Chemicals
Americhem, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.17%	3/1/2032	24,379	24,261	24,257	1.20
Americhem, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	3/1/2032	—	(14)	(31)	—
Americhem, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.17%	3/1/2032	—	(20)	(22)	—
Aurora Plastics, LLC	(8)(17)	First Lien Term Loan	S + 4.75%	8.52%	8/12/2030	35,341	35,191	35,165	1.74
Aurora Plastics, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.52%	8/12/2030	50	42	50	—
Aurora Plastics, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.52%	8/12/2030	—	—	(14)	—
Bulab Holdings, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.42%	7/1/2032	19,152	19,059	19,057	0.94
Bulab Holdings, Inc.	(13)(15)(17)	First Lien Term Loan	E + 4.75%	6.78%	7/1/2032	EUR 3,154	3,706	3,687	0.18
Bulab Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	7/1/2032	—	(10)	(23)	—
Bulab Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	7/1/2032	—	(22)	(22)	—
DCG Acquisition Corp.	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.65%	6/13/2031	26,360	26,314	25,964	1.29
DCG Acquisition Corp.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	6/13/2031	3,128	3,110	3,062	0.15
DCG Acquisition Corp.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.65%	6/13/2031	—	(11)	(66)	—
LTI Holdings, Inc.	(5)(15)(19)	First Lien Term Loan	S + 3.75%	7.42%	7/29/2029	3,776	3,742	3,804	0.19
Lubricant Engineers	(8)(16)	First Lien Term Loan	S + 5.25%	8.90%	9/1/2029	245	239	245	0.01
Lubricant Engineers	(8)(13)(15)(16)	First Lien Term Loan	S + 5.25%	8.90%	9/1/2029	19,221	19,175	19,221	0.95
Lubricant Engineers	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	9/1/2029	—	(11)	—	—
Lubricant Engineers	(7)(13)(15)(16)	First Lien Revolver	S + 5.25%	8.90%	9/1/2029	—	(11)	—	—
Lummus Technology Holdings V LLC	(5)(8)(19)	First Lien Term Loan	S + 2.50%	6.17%	12/31/2029	4,913	4,936	4,923	0.24
Plaskolite PPC Intermediate II LLC	(13)(15)(16)	First Lien Term Loan	S + 8.00%	11.65% (Incl. 4.00% PIK)	5/9/2030	3,282	3,252	3,120	0.15
Plaskolite PPC Intermediate II LLC	(7)(13)(15)(16)	First Lien Revolver	S + 7.00%	10.65%	2/7/2030	26	23	7	—
Tangent Technologies Acquisition, LLC	(8)(16)	First Lien Term Loan	S + 4.75%	8.55%	11/30/2027	245	243	242	0.01
							143,194	142,626	7.05

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (21)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies
Acuren Delaware Holdco, Inc.	(5)(6)(15)(19)	First Lien Term Loan	S + 2.75%	6.42%	7/30/2031	$2,964	$2,964	$2,984	0.15%
Anticimex Global AB	(5)(6)(15)(19)	First Lien Term Loan	S + 2.90%	6.55%	11/17/2031	1,234	1,234	1,241	0.06
Ares Holdings, LLC	(8)(16)	First Lien Term Loan	S + 4.75%	8.40%	11/18/2029	4,802	4,756	4,788	0.24
Ares Holdings, LLC	(13)(15)(16)	First Lien Term Loan	S + 4.75%	8.42%	11/18/2029	1,015	1,014	1,012	0.05
Ares Holdings, LLC	(8)(13)(16)	First Lien Term Loan	S + 4.75%	8.42%	11/18/2029	6,275	6,250	6,259	0.31
Ares Holdings, LLC	(13)(15)(16)	First Lien Term Loan	S + 4.75%	8.40%	11/18/2029	5,523	5,510	5,510	0.27
Ares Holdings, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	11/18/2029	—	(6)	(13)	—
Ares Holdings, LLC	(7)(15)(16)	First Lien Revolver	S + 4.75%	8.40%	11/18/2029	—	(13)	(12)	—
AWP Group Holdings, Inc.	(8)(13)(15)(16)	First Lien Term Loan	S + 4.50%	8.17%	12/23/2030	5,972	5,960	5,913	0.29
AWP Group Holdings, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	12/23/2030	4,546	4,503	4,418	0.22
AWP Group Holdings, Inc.	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	12/23/2030	106	105	105	0.01
AWP Group Holdings, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 4.50%	8.17%	12/23/2030	22	22	22	—
BCPE Empire Holdings, Inc.	(5)(8)(15)(18)	First Lien Term Loan	S + 3.25%	6.92%	12/11/2030	2,778	2,781	2,754	0.14
BIFM CA Buyer Inc.	(5)(15)(18)	First Lien Term Loan	S + 3.25%	6.92%	5/31/2028	4,817	4,815	4,857	0.24
CoolSys, Inc.	(5)(8)(17)	First Lien Term Loan	S + 4.75%	8.66%	8/11/2028	245	235	220	0.01
CRS Midco Holdings, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.15%	12/31/2032	8,077	8,037	8,037	0.40
CRS Midco Holdings, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	12/31/2032	—	(7)	(13)	—
CRS Midco Holdings, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.15%	12/31/2032	—	(8)	(8)	—
Discovery Purchaser Corporation	(5)(6)(15)(18)	First Lien Term Loan	S + 3.75%	7.40%	10/4/2029	4,800	4,805	4,624	0.23
FL Hawk Intermediate Holdings, Inc.	(8)(13)(15)(16)	First Lien Term Loan	S + 4.50%	8.15%	2/22/2030	7,415	7,390	7,415	0.37
FL Hawk Intermediate Holdings, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 4.50%	8.15%	2/22/2029	—	(3)	—	—
Fresh Holdco, Inc.	(8)(16)	First Lien Term Loan	S + 5.25%	9.05%	1/24/2026	245	245	245	0.01
Fresh Holdco, Inc.	(13)(15)(16)	First Lien Term Loan	S + 5.25%	9.05%	1/24/2026	190	190	190	0.01
HeartLand PPC Buyer, LLC	(8)(17)	First Lien Term Loan	S + 4.75%	8.40%	12/12/2029	2,947	2,921	2,933	0.15
HeartLand PPC Buyer, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.40%	12/12/2029	4,271	4,258	4,251	0.21
HeartLand PPC Buyer, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/12/2029	169	145	122	0.01
HeartLand PPC Buyer, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	12/12/2029	26	17	17	—
Hercules Blocker LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.40%	12/15/2028	12,373	12,329	12,311	0.61
Hercules Blocker LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/15/2028	—	(24)	(58)	—
Hercules Blocker LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	12/15/2028	—	(3)	(5)	—
High Bar Brands Operating, LLC	(6)(8)(16)	First Lien Term Loan	S + 5.25%	8.90%	12/19/2029	245	242	245	0.01
HP RSS Buyer, Inc.	(8)(17)	First Lien Term Loan	S + 5.00%	8.65%	12/11/2029	4,912	4,868	4,888	0.24
HP RSS Buyer, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.40%	12/11/2029	371	369	369	0.02

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (21)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies (continued)
HP RSS Buyer, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/11/2029	$6,317	$6,285	$6,247	0.31%
Low Voltage Holdings Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.40%	4/28/2032	27,066	26,976	26,998	1.34
Low Voltage Holdings Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	4/28/2032	—	(15)	(13)	—
Low Voltage Holdings Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	4/28/2032	—	(13)	(9)	—
Monarch Landscape Holdings, LLC	(8)(17)	First Lien Term Loan	S + 5.00%	8.65%	10/2/2028	1,777	1,775	1,762	0.09
Monarch Landscape Holdings, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	10/2/2028	301	298	298	0.01
Monarch Landscape Holdings, LLC	(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	10/2/2028	865	860	858	0.04
Onyx-Fire Protection Services Inc.	(6)(13)(15)(17)	First Lien Term Loan	C + 4.50%	6.77%	7/31/2031	CAD 18,453	13,287	13,445	0.67
Onyx-Fire Protection Services Inc.	(6)(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	C + 4.50%	6.77%	7/31/2031	—	(3)	—	—
Onyx-Fire Protection Services Inc.	(6)(7)(13)(15)(17)	First Lien Revolver	C + 4.50%	6.77%	7/31/2031	CAD 292	201	213	0.01
Palmetto Acquisitionco Inc.	(8)(16)	First Lien Term Loan	S + 5.75%	9.40%	9/18/2029	245	243	239	0.01
Polyphase Elevator Holding Company	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.65%	11/24/2032	15,998	15,939	15,919	0.79
Polyphase Elevator Holding Company	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	11/24/2032	1,077	1,072	1,064	0.05
Polyphase Elevator Holding Company	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.65%	11/24/2032	—	(5)	(7)	—
Project Boost Purchaser, LLC	(5)(15)(19)	First Lien Term Loan	S + 2.75%	6.40%	7/16/2031	6,431	6,426	6,454	0.32
Saber Parent Holdings Corp.	(13)(15)(19)	First Lien Term Loan	S + 4.50%	8.15%	12/16/2032	23,400	23,343	23,342	1.16
Saber Parent Holdings Corp.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	12/16/2032	—	(8)	(16)	—
Saber Parent Holdings Corp.	(7)(13)(15)(19)	First Lien Revolver	S + 4.50%	8.15%	12/16/2032	—	(8)	(8)	—
Soliant Lower Intermediate, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.75%	7.33%	7/18/2031	2,705	2,682	2,205	0.11
The Hiller Companies, LLC	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.67%	6/20/2030	15,502	15,442	15,502	0.77
The Hiller Companies, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	6/20/2030	4,058	4,034	4,058	0.20
The Hiller Companies, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	6/20/2030	2,674	2,652	2,674	0.13
The Hiller Companies, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.67%	6/20/2030	—	(14)	—	—
Thermostat Purchaser III, Inc.	(5)(8)(15)(17)	First Lien Term Loan	S + 4.25%	7.90%	8/31/2028	5,171	5,168	5,162	0.26
Valet Waste Holdings, Inc.	(8)(13)(16)	First Lien Term Loan	S + 6.00%	9.67%	5/1/2029	31,244	31,183	31,244	1.55
Valet Waste Holdings, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 6.00%	9.67%	5/1/2029	878	874	878	0.04
WRE Holding Corp.	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.58%	7/2/2031	8,201	8,166	8,140	0.40
WRE Holding Corp.	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.58%	7/2/2031	2,679	2,680	2,658	0.13
WRE Holding Corp.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.58%	7/2/2031	—	(17)	(52)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (21)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Commercial Services and Supplies (continued)
WRE Holding Corp.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.58%	7/2/2030	$—	$(4)	$(7)	—%
YLG Holdings, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.40%	12/23/2030	26,820	26,768	26,686	1.32
YLG Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/23/2030	3,252	3,241	3,225	0.16
YLG Holdings, Inc.	(7)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	12/23/2030	—	(5)	(16)	—
Zinc Buyer Corporation	(8)(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.40%	7/24/2031	18,515	18,488	18,515	0.92
Zinc Buyer Corporation	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	7/24/2031	—	(8)	—	—
Zinc Buyer Corporation	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	7/24/2031	—	(4)	—	—
Zone Climate Services, Inc.	(8)(16)	First Lien Term Loan	S + 5.50%	9.30%	3/9/2028	2,939	2,905	2,873	0.14
							306,785	306,152	15.19
Construction & Engineering
Ampirical Solutions, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.25%	7.90%	9/30/2032	9,735	9,686	9,637	0.48
Ampirical Solutions, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.25%	7.90%	9/30/2032	—	(35)	(146)	(0.01)
Ampirical Solutions, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.25%	7.90%	9/30/2032	—	(19)	(39)	—
Groundworks, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.00%	6.65%	3/14/2031	1,997	1,997	2,010	0.10
Hydraulic Technologies USA LLC	(8)(13)(16)	First Lien Term Loan	S + 5.50%	9.15%	6/3/2031	17,284	16,985	16,852	0.84
Hydraulic Technologies USA LLC	(7)(13)(15)(16)	First Lien Revolver	S + 5.50%	9.15%	6/3/2030	1,097	1,049	1,037	0.05
Kleinfelder Intermediate LLC	(8)(17)	First Lien Term Loan	S + 5.00%	8.65%	9/18/2030	245	245	245	0.01
MEI Buyer LLC	(8)(16)	First Lien Term Loan	S + 4.25%	7.92%	6/29/2029	4,233	4,212	4,223	0.21
MEI Buyer LLC	(15)(16)	First Lien Delayed Draw Term Loan	S + 4.25%	7.92%	6/29/2029	672	661	670	0.03
Trilon Group, LLC	(8)(13)(16)	First Lien Term Loan	S + 4.75%	8.40%	5/25/2029	2,995	2,974	2,973	0.15
Trilon Group, LLC	(8)(13)(15)(16)	First Lien Term Loan	S + 4.75%	8.40%	5/25/2029	2,994	2,975	2,972	0.15
Trilon Group, LLC	(8)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	5/25/2029	4,256	4,207	4,224	0.21
Trilon Group, LLC	(8)(13)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	5/25/2029	113	112	112	0.01
Trilon Group, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	5/25/2029	843	839	820	0.04
Trilon Group, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 4.75%	8.40%	5/25/2029	—	(12)	(9)	—
							45,876	45,581	2.27

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (21)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Construction Materials
Pearlman Enterprises Inc.	(8)(16)	First Lien Term Loan	S + 4.50%	8.27%	5/5/2027	$2,946	$2,936	$2,887	0.14%
Profile Products LLC	(8)(17)	First Lien Term Loan	S + 5.50%	9.25%	11/12/2027	245	243	244	0.01
Red Fox CD Acquisition Corporation	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 6.00%	9.65%	3/4/2030	23,477	23,263	23,343	1.16
							26,442	26,474	1.31
Containers and Packaging
Berlin Packaging LLC	(5)(6)(8)(15)(19)	First Lien Term Loan	S + 3.25%	6.92%	6/7/2031	7,463	7,447	7,489	0.37
CFs Brands, LLC	(8)(16)	First Lien Term Loan	S + 5.00%	8.67%	10/2/2030	245	243	245	0.01
Charter Next Generation, Inc.	(5)(15)(17)	First Lien Term Loan	S + 2.75%	6.42%	11/29/2030	4,571	4,576	4,586	0.23
Clydesdale Acquisition Holdings, Inc.	(5)(15)(18)	First Lien Term Loan	S + 3.25%	6.92%	4/1/2032	4,465	4,435	4,466	0.22
Cold Chain Technologies, LLC	(13)(15)(16)	First Lien Term Loan	S + 5.25%	8.90%	7/2/2027	18,054	18,028	18,017	0.89
Cold Chain Technologies, LLC	(7)(15)(16)	First Lien Revolver	S + 5.25%	8.90%	7/2/2027	111	111	111	0.01
Engineered Machinery Holdings, Inc.	(5)(6)(15)(19)	First Lien Term Loan	S + 3.25%	6.90%	11/26/2032	518	516	522	0.03
Packaging Coordinators Midco, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.40%	10/15/2032	30,657	30,635	30,513	1.51
Packaging Coordinators Midco, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	10/15/2032	214	167	182	0.01
Packaging Coordinators Midco, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	10/15/2032	—	(3)	(12)	—
Packaging Coordinators Midco, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	10/15/2032	—	(7)	(16)	—
Plastipak Holdings, Inc.	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.17%	9/24/2032	3,223	3,208	3,235	0.16
Pregis TopCo LLC	(5)(15)(19)	First Lien Term Loan	S + 4.00%	7.67%	2/1/2029	4,466	4,479	4,509	0.22
Pro Mach Group, Inc.	(5)(15)(19)	First Lien Term Loan	S + 2.75%	6.42%	10/15/2032	2,554	2,547	2,573	0.13
Ring Container Technologies Group, LLC	(5)(15)(18)	First Lien Term Loan	S + 2.50%	6.17%	9/15/2032	4,718	4,727	4,736	0.23
Rohrer Corp.	(8)(16)	First Lien Term Loan	S + 5.00%	8.83%	3/15/2027	246	243	240	0.01
ST Athena Global LLC	(6)(8)(13)(17)	First Lien Term Loan	SON + 5.25%	8.82%	6/26/2030	GBP 1,271	1,596	1,696	0.08
ST Athena Global LLC	(6)(8)(13)(15)(17)	First Lien Term Loan	S + 5.25%	8.90%	6/26/2030	2,809	2,794	2,781	0.14
ST Athena Global LLC	(6)(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	6/26/2030	—	(1)	(1)	—
ST Athena Global LLC	(6)(7)(13)(15)(17)	First Lien Revolver	S + 5.25%	8.90%	6/26/2029	55	52	51	—
Tank Holding Corp.	(8)(17)	First Lien Term Loan	S + 5.75%	9.52%	3/31/2028	245	239	225	0.01
Trident TPI Holdings, Inc.	(5)(15)(18)	First Lien Term Loan	S + 3.75%	7.40%	9/15/2028	3,613	3,615	3,480	0.17
Verde Purchaser, LLC	(5)(15)(19)	First Lien Term Loan	S + 4.00%	7.65%	11/30/2030	4,772	4,777	4,778	0.24
							94,424	94,406	4.67

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (21)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Distributors
Aurora Parts & Accessories LLC	(8)(16)	First Lien Term Loan	S + 5.75%	9.55%	1/13/2029	$245	$245	$244	0.01%
BC Group Holdings, Inc.	(8)(17)	First Lien Term Loan	S + 5.00%	8.65%	12/21/2027	244	244	243	0.01
BC Group Holdings, Inc.	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.65%	12/21/2027	4,721	4,708	4,698	0.23
BC Group Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	12/21/2027	5,871	5,842	5,829	0.29
Blackbird Purchaser, Inc.	(8)(15)(17)	First Lien Term Loan	S + 5.75%	9.40%	12/19/2030	5,150	5,114	5,111	0.25
Blackbird Purchaser, Inc.	(7)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.75%	9.40%	12/19/2030	—	(3)	(3)	—
Blackbird Purchaser, Inc.	(7)(15)(17)	First Lien Revolver	S + 5.75%	9.40%	12/19/2029	433	429	429	0.02
BlackHawk Industrial Distribution, Inc.	(8)(15)(16)	First Lien Term Loan	S + 5.25%	9.05%	9/17/2026	6,868	6,868	6,508	0.32
BlackHawk Industrial Distribution, Inc.	(8)(13)(16)	First Lien Term Loan	S + 5.25%	9.05%	9/17/2026	233	233	221	0.01
BlackHawk Industrial Distribution, Inc.	(8)(16)	First Lien Term Loan	S + 5.25%	9.05%	9/17/2026	135	135	127	0.01
BlackHawk Industrial Distribution, Inc.	(13)(15)(16)	First Lien Term Loan	S + 5.25%	9.05%	9/17/2026	2,851	2,846	2,701	0.13
BlackHawk Industrial Distribution, Inc.	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	9.05%	9/17/2026	1	1	1	—
BlackHawk Industrial Distribution, Inc.	(7)(15)(16)	First Lien Revolver	S + 5.25%	9.05%	9/17/2026	1,752	1,745	1,568	0.08
Dealer Tire Financial, LLC	(5)(15)(18)	First Lien Term Loan	S + 3.00%	6.67%	7/2/2031	4,861	4,842	4,873	0.24
Johnstone Supply, LLC	(5)(8)(15)(19)	First Lien Term Loan	S + 2.50%	6.17%	6/9/2031	4,890	4,892	4,924	0.24
Motion & Control Enterprises LLC	(8)(16)	First Lien Term Loan	S + 6.00%	9.65%	6/1/2028	2,327	2,315	2,292	0.11
Motion & Control Enterprises LLC	(8)(13)(16)	First Lien Term Loan	S + 6.00%	9.65%	6/1/2028	879	878	866	0.04
Motion & Control Enterprises LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 6.00%	9.65%	6/1/2028	612	609	602	0.03
Motion & Control Enterprises LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 6.00%	9.65%	6/1/2028	—	(4)	(22)	—
Vessco Midco Holdings, LLC	(8)(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.17%	7/24/2031	27,777	27,667	27,710	1.37
Vessco Midco Holdings, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.08%	7/24/2031	9,984	9,972	9,960	0.50
Vessco Midco Holdings, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	7/24/2031	7,654	7,599	7,609	0.38
Vessco Midco Holdings, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.17%	7/24/2031	—	(11)	(7)	—
							87,166	86,484	4.27

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (21)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services
AAH Topco., LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.77%	12/22/2027	$1,698	$1,679	$1,698	0.08%
American Residential Services, LLC	(5)(7)(15)(19)	First Lien Revolver	S + 2.50%	6.15%	1/31/2030	—	—	(35)	—
Apex Service Partners, LLC	(8)(13)(16)	First Lien Term Loan	S + 5.00%	8.65%	10/24/2030	4,744	4,691	4,744	0.24
Apex Service Partners, LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	10/24/2030	15,039	14,939	15,039	0.75
Apex Service Partners, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	10/24/2030	—	(25)	(75)	—
Apex Service Partners, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	8.65%	10/24/2029	99	99	99	—
Ascend Learning, LLC	(5)(15)(18)	First Lien Term Loan	S + 3.00%	6.67%	12/11/2028	6,451	6,401	6,482	0.32
AVE Holdings III, Corp.	(8)(17)	First Lien Term Loan	S + 5.50%	9.33%	2/25/2028	143	142	135	0.01
AVE Holdings III, Corp.	(15)(17)	First Lien Delayed Draw Term Loan	S + 5.50%	9.33%	2/25/2028	62	61	58	—
AVE Holdings III, Corp.	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.50%	9.33%	2/25/2028	40	40	38	—
AVG Intermediate Holdings LLC	(8)(16)	First Lien Term Loan	S + 6.00%	9.75%	3/16/2027	821	821	815	0.04
AVG Intermediate Holdings LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 6.00%	9.75%	3/16/2027	3,024	3,024	3,001	0.15
AVG Intermediate Holdings LLC	(7)(15)(16)	First Lien Revolver	S + 6.00%	9.75%	3/16/2027	—	—	(1)	—
COP Hometown Acquisitions, Inc.	(8)(16)	First Lien Term Loan	S + 5.25%	8.90%	7/16/2027	899	889	894	0.04
COP Hometown Acquisitions, Inc.	(8)(13)(15)(16)	First Lien Term Loan	S + 5.25%	8.90%	7/16/2027	1,273	1,269	1,267	0.06
COP Hometown Acquisitions, Inc.	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	7/16/2027	4,012	3,968	3,991	0.20
CVP Holdco, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.42%	6/30/2031	22,159	22,125	22,103	1.10
CVP Holdco, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	6/30/2031	1,358	1,346	1,343	0.07
CVP Holdco, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	6/28/2030	—	(6)	(6)	—
Essential Services Holding Corporation	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.65%	6/17/2031	10,617	10,597	10,591	0.52
Essential Services Holding Corporation	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	6/17/2031	—	(2)	(5)	—
Essential Services Holding Corporation	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.65%	6/17/2030	520	517	517	0.03
Experigreen Intermediate Holdings, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.40%	12/10/2032	25,044	24,922	24,919	1.24
Experigreen Intermediate Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/10/2032	—	(16)	(31)	—
Experigreen Intermediate Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	12/10/2032	—	(16)	(16)	—
Flint Opco, LLC	(8)(16)	First Lien Term Loan	S + 4.75%	8.40%	8/15/2030	246	244	246	0.01
Flint Opco, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	8/15/2030	3,539	3,503	3,539	0.18
FSHS I, LLC	(8)(17)	First Lien Term Loan	S + 5.50%	9.17%	11/18/2028	3,945	3,945	3,915	0.19
GS SEER Group Holdings, LLC	(8)(16)	First Lien Term Loan	S + 6.75%	10.40%	4/29/2030	4,899	4,824	4,728	0.23
GSV Holding, LLC	(13)(15)(16)	First Lien Term Loan	S + 5.75%	9.40% (Incl. 3.13% PIK)	10/18/2030	37,964	37,806	37,774	1.87

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (21)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services (continued)
GSV Holding, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 7.38%	11.03% (Incl. 3.13% PIK)	10/18/2030	$—	$(8)	$—	—%
Health Buyer LLC	(8)(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.40%	4/29/2030	5,450	5,430	5,424	0.27
Health Buyer LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	4/29/2030	—	(30)	(48)	—
Home Service TopCo IV, Inc.	(8)(16)	First Lien Term Loan	S + 4.50%	8.08%	12/31/2027	4,899	4,899	4,887	0.24
Home Service TopCo IV, Inc.	(13)(15)(16)	First Lien Term Loan	S + 4.50%	8.08%	12/31/2027	3,910	3,901	3,901	0.19
Home Service TopCo IV, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.08%	12/31/2027	—	—	(9)	—
Innovetive Petcare, LLC	(8)(16)	First Lien Term Loan	S + 5.00%	8.77%	6/30/2028	192	187	190	0.01
Innovetive Petcare, LLC	(8)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.77%	6/30/2028	46	45	46	—
Innovetive Petcare, LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.77%	6/30/2028	18,689	18,656	18,549	0.92
Innovetive Petcare, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.77%	6/30/2028	2,756	2,737	2,693	0.13
Learning Care Group (US) No. 2 Inc.	(5)(15)(18)	First Lien Term Loan	S + 4.00%	7.65%	8/11/2028	1,743	1,738	1,460	0.07
PPV Intermediate Holdings, LLC	(8)(17)	First Lien Term Loan	S + 5.75%	9.40%	8/31/2029	240	238	238	0.01
PPV Intermediate Holdings, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	8/31/2029	5,885	5,838	5,585	0.28
Seahawk BidCo, LLC	(13)(15)(16)	First Lien Term Loan	S + 4.75%	8.40%	12/19/2031	13,474	13,433	13,474	0.67
Seahawk BidCo, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/19/2031	3,323	3,308	3,323	0.16
Seahawk BidCo, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/19/2031	—	(25)	—	—
Seahawk BidCo, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 4.75%	8.40%	12/19/2030	—	(5)	—	—
Southern Veterinary Partners, LLC	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.15%	12/4/2031	7,714	7,698	7,714	0.38
Taymax Group Acquisition, LLC	(8)(16)	First Lien Term Loan	S + 6.00%	9.77%	7/30/2027	1,470	1,470	1,470	0.07
Taymax Group Acquisition, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.52%	7/30/2027	548	542	542	0.03
University Support Services LLC	(5)(15)(18)	First Lien Term Loan	S + 2.75%	6.42%	2/10/2029	2,382	2,349	2,308	0.11
US Fitness Holdings, LLC	(8)(13)(15)(17)	First Lien Term Loan	S + 5.50%	9.15%	9/4/2031	30,252	30,135	30,252	1.50
US Fitness Holdings, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.50%	9.15%	9/4/2031	—	(23)	—	—
US Fitness Holdings, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.50%	9.15%	9/4/2030	—	(13)	—	—
Vertex Service Partners, LLC	(8)(17)	First Lien Term Loan	S + 6.00%	9.65% (Incl. 4.14% PIK)	11/8/2030	248	245	241	0.01
Vertex Service Partners, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90% (Incl. 3.83% PIK)	11/8/2030	296	293	213	0.01
VPP Intermediate Holdings, LLC	(8)(16)	First Lien Term Loan	S + 5.75%	9.52%	12/1/2027	1,800	1,799	1,795	0.09
VPP Intermediate Holdings, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	12/1/2027	5,059	5,020	4,994	0.25
VPP Intermediate Holdings, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	9.52%	12/1/2027	2,169	2,169	2,163	0.11
VPP Intermediate Holdings, LLC	(15)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	9.42%	12/1/2027	2,196	2,188	2,190	0.11
VPP Intermediate Holdings, LLC	(7)(15)(16)	First Lien Revolver	S + 5.75%	9.52%	12/1/2027	—	—	(1)	—
							262,001	261,361	12.95

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (21)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Telecommunication Services
Coral-US Co-Borrower LLC	(5)(6)(15)(19)	First Lien Term Loan	S + 3.25%	6.90%	1/31/2032	$3,700	$3,677	$3,637	0.18%
Guardian US Holdco LLC	(5)(8)(15)(18)	First Lien Term Loan	S + 3.50%	7.15%	1/31/2030	5,270	5,277	5,285	0.26
Virgin Media Bristol LLC	(5)(6)(8)(15)(19)	First Lien Term Loan	S + 3.18%	6.86%	3/31/2031	4,877	4,822	4,840	0.24
Zacapa S.a r.l.	(5)(6)(8)(15)(18)	First Lien Term Loan	S + 3.75%	7.40%	3/22/2029	6,821	6,823	6,834	0.34
							20,599	20,596	1.02
Electrical Equipment
Infinite Bidco LLC	(5)(8)(18)	First Lien Term Loan	S + 6.25%	9.90%	3/2/2028	245	243	246	0.01
Power Grid Holdings, Inc.	(8)(15)(17)	First Lien Term Loan	S + 4.75%	8.40%	12/2/2030	25,246	25,174	25,246	1.25
Power Grid Holdings, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.40%	12/2/2030	2,443	2,441	2,443	0.12
							27,858	27,935	1.38
Electronic Equipment, Instruments and Components
AdvancedPCB Intermediate Holdings, Inc.(f/k/a AEP Passion Intermediate Holdings, Inc.)	(13)(15)(16)	First Lien Term Loan	S + 6.50%	10.30% (Incl. 4.75% PIK)	10/5/2027	255	254	241	0.01
Dwyer Instruments, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.40%	7/20/2029	230	227	227	0.01
Dwyer Instruments, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.40%	7/20/2029	21,560	21,390	21,344	1.06
Dwyer Instruments, LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	7/20/2029	2,837	2,820	2,808	0.14
Dwyer Instruments, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	7/20/2029	1,216	1,182	1,182	0.06
Excelitas Technologies Corp.	(8)(17)	First Lien Term Loan	S + 5.25%	8.92%	8/13/2029	193	191	193	0.01
Excelitas Technologies Corp.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	8/13/2029	—	(9)	—	—
Phoenix 1 Buyer Corp.	(8)(17)	First Lien Term Loan	S + 4.75%	8.40%	11/20/2030	246	243	246	0.01
Wildcat Topco, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.15%	11/17/2031	15,337	15,275	15,337	0.76
Wildcat Topco, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	11/17/2031	—	(21)	—	—
Wildcat Topco, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.15%	11/17/2031	—	—	—	—
							41,552	41,578	2.06
Energy Equipment and Services
CRCI Longhorn Holdings, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.42%	8/27/2031	17,995	17,924	17,995	0.89
CRCI Longhorn Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	8/27/2031	—	(9)	—	—
CRCI Longhorn Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	8/27/2031	—	(12)	—	—
Integrated Power Services Holdings, Inc.	(8)(17)	First Lien Term Loan	S + 4.75%	8.53%	11/22/2028	4,366	4,316	4,355	0.22
Integrated Power Services Holdings, Inc.	(8)(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.53%	11/22/2028	16,848	16,845	16,806	0.83
Integrated Power Services Holdings, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.53%	11/22/2028	5,925	5,924	5,910	0.29
Integrated Power Services Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.53%	11/22/2028	—	(15)	(15)	—
Integrated Power Services Holdings, Inc.	(7)(15)(17)	First Lien Revolver	S + 4.75%	8.53%	11/22/2027	126	121	126	0.01
Phillips & Temro Industries Inc.	(8)(16)	First Lien Term Loan	S + 5.00%	8.80%	3/12/2027	228	228	227	0.01
							45,322	45,404	2.25

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (21)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Financial Services
Aprio Advisory Group, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.40%	8/1/2031	$19,962	$19,908	$19,946	0.99%
Aprio Advisory Group, LLC	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	8/1/2031	7,969	7,950	7,963	0.39
Aprio Advisory Group, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	8/1/2031	5,463	5,416	5,454	0.27
Aprio Advisory Group, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	8/1/2031	—	(8)	(3)	—
Aretec Group, Inc.	(5)(15)(19)	First Lien Term Loan	S + 3.00%	6.67%	8/9/2030	6,952	6,943	6,988	0.35
Ascensus Group Holdings, Inc.	(5)(6)(8)(15)(18)	First Lien Term Loan	S + 3.00%	6.67%	11/24/2032	8,693	8,698	8,694	0.43
Cerity Partners Equity Holding LLC	(8)(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.15%	7/28/2031	33,112	33,047	33,029	1.64
Cerity Partners Equity Holding LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	7/28/2029	—	(19)	(12)	—
Cerity Partners Equity Holding LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	7/28/2031	—	(20)	(41)	—
Cerity Partners Equity Holding LLC	(7)(15)(17)	First Lien Revolver	S + 4.50%	8.15%	7/28/2031	760	748	748	0.04
CFGI Holdings, LLC	(8)(17)	First Lien Term Loan	S + 4.50%	8.17%	11/2/2027	4,138	4,100	4,117	0.20
CFGI Holdings, LLC	(7)(15)(17)	First Lien Revolver	S + 4.50%	8.17%	11/2/2027	—	(2)	(1)	—
Cherry Bekaert Advisory LLC	(8)(17)	First Lien Term Loan	S + 4.50%	8.17%	6/28/2030	1,925	1,881	1,915	0.09
Cherry Bekaert Advisory LLC	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.17%	6/28/2030	26,943	26,821	26,809	1.33
Cherry Bekaert Advisory LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	6/28/2030	793	775	789	0.04
Cherry Bekaert Advisory LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	6/28/2030	2,270	2,239	2,249	0.11
Cherry Bekaert Advisory LLC	(7)(15)(17)	First Lien Revolver	S + 4.50%	8.15%	6/28/2030	—	(5)	(1)	—
Chicago US Midco III LP	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.17%	11/1/2032	2,291	2,286	2,299	0.11
Chicago US Midco III LP	(5)(7)(15)(19)	First Lien Delayed Draw Term Loan	S + 2.50%	6.17%	11/1/2032	—	—	1	—
Clear Capital Holdings, LLC	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.65%	6/30/2032	7,169	7,124	7,133	0.35
Clear Capital Holdings, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	6/30/2032	—	(10)	(17)	—
Clear Capital Holdings, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.65%	6/30/2032	—	(9)	(7)	—
Contractual Buyer, LLC	(8)(17)	First Lien Term Loan	S + 5.75%	9.40%	10/10/2030	246	242	244	0.01
Focus Financial Partners, LLC	(5)(6)(15)(19)	First Lien Term Loan	S + 2.50%	6.17%	9/15/2031	7,405	7,389	7,426	0.37
Foreside Financial Group, LLC	(8)(16)	First Lien Term Loan	S + 5.25%	9.05%	9/30/2027	5,670	5,622	5,656	0.28
Foreside Financial Group, LLC	(7)(15)(16)	First Lien Revolver	S + 5.25%	9.00%	9/30/2027	—	(6)	(2)	—
Frazier & Deeter Advisory, LLC	(8)(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.15%	5/3/2032	8,441	8,414	8,356	0.42
Frazier & Deeter Advisory, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	5/3/2032	—	(6)	(10)	—
Frazier & Deeter Advisory, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.15%	5/2/2031	—	(4)	(10)	—
GTCR Everest Borrower, LLC	(5)(6)(8)(15)(19)	First Lien Term Loan	S + 2.75%	6.40%	9/5/2031	6,282	6,274	6,312	0.31
Heights Buyer, LLC	(8)(16)	First Lien Term Loan	S + 5.75%	9.50%	8/25/2028	3,759	3,759	3,759	0.19

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (21)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Financial Services (continued)
Heights Buyer, LLC	(8)(13)(16)	First Lien Term Loan	S + 5.00%	8.75%	8/25/2028	$963	$959	$958	0.05%
Heights Buyer, LLC	(15)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	9.50%	8/25/2028	616	616	616	0.03
Heights Buyer, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	8/25/2028	—	(3)	(7)	—
Heights Buyer, LLC	(7)(15)(16)	First Lien Revolver	S + 5.75%	9.50%	8/25/2028	—	—	—	—
Kestra Advisor Services Holdings A, Inc.	(5)(6)(15)(19)	First Lien Term Loan	S + 3.00%	6.67%	3/22/2031	4,966	4,934	4,982	0.25
Kriv Acquisition Inc.	(8)(15)(16)	First Lien Term Loan	S + 5.00%	8.65%	7/31/2031	4,633	4,617	4,610	0.23
Kriv Acquisition Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	7/31/2031	—	(4)	(72)	—
Kriv Acquisition Inc.	(7)(15)(16)	First Lien Revolver	S + 5.00%	8.65%	7/31/2031	151	160	141	0.01
Minotaur Acquisition, Inc.	(8)(13)(16)	First Lien Term Loan	S + 5.00%	8.67%	6/3/2030	24,049	23,857	23,989	1.19
Minotaur Acquisition, Inc.	(13)(15)(16)	First Lien Term Loan	S + 5.00%	8.67%	5/10/2030	7,688	7,649	7,668	0.38
Minotaur Acquisition, Inc.	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	6/3/2030	7,967	7,880	7,946	0.39
Minotaur Acquisition, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	8.67%	6/3/2030	—	(24)	(6)	—
Monarch Finco, LLC	(13)(15)(18)	First Lien Term Loan	S + 4.25%	7.90%	10/29/2032	19,240	19,144	19,147	0.95
Monarch Finco, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.25%	7.90%	10/29/2032	1,919	1,896	1,891	0.09
Monarch Finco, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.25%	7.90%	10/29/2032	—	(2)	(2)	—
NAB Holdings, LLC	(5)(15)(18)	First Lien Term Loan	S + 2.50%	6.15%	11/23/2028	5,959	5,895	5,712	0.28
Neon Maple Purchaser Inc.	(5)(6)(15)(19)	First Lien Term Loan	S + 2.50%	6.17%	11/17/2031	7,445	7,428	7,463	0.37
Osaic Holdings, Inc.	(5)(6)(15)(19)	First Lien Term Loan	S + 3.00%	6.58%	7/30/2032	6,870	6,878	6,907	0.34
Osttra Group Ltd.	(5)(6)(15)(19)	First Lien Term Loan	S + 3.50%	7.15%	10/8/2032	3,196	3,193	3,215	0.16
Pathstone Family Office LLC	(8)(16)	First Lien Term Loan	S + 5.00%	8.77%	5/15/2029	2,576	2,553	2,569	0.13
Pathstone Family Office LLC	(13)(15)(16)	First Lien Term Loan	S + 5.00%	8.77%	5/15/2029	522	518	521	0.03
Pathstone Family Office LLC	(8)(13)(16)	First Lien Term Loan	S + 5.00%	8.77%	5/15/2029	23,309	23,217	23,251	1.15
Pathstone Family Office LLC	(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.77%	5/15/2029	281	278	280	0.01
Pathstone Family Office LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.77%	5/15/2029	—	(17)	(13)	—
Pathstone Family Office LLC	(7)(15)(16)	First Lien Revolver	S + 5.00%	8.77%	5/15/2028	600	588	594	0.03
Ryan, LLC	(5)(15)(18)	First Lien Term Loan	S + 3.50%	7.17%	11/5/2032	10,000	9,950	9,888	0.49
Ryan, LLC	(5)(7)(15)(19)	First Lien Revolver	S + 3.00%	6.67%	11/7/2030	—	—	(19)	—
The Chartis Group, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.25%	7.90%	9/17/2031	12,533	12,485	12,533	0.62
The Chartis Group, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.25%	7.90%	9/17/2031	644	633	644	0.03
The Chartis Group, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.15%	9/17/2031	—	(8)	—	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (21)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Financial Services (continued)
Wealth Enhancement Group, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	10/2/2028	$1,667	$1,638	$1,668	0.08%
Wealth Enhancement Group, LLC	(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	10/2/2028	1,176	1,151	1,176	0.06
Wealth Enhancement Group, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	10/2/2028	11,801	11,739	11,801	0.59
Wealth Enhancement Group, LLC	(7)(15)(16)	First Lien Revolver	S + 4.50%	8.15%	10/2/2028	—	(2)	—	—
Wipfli Advisory LLC	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.15%	10/1/2032	7,215	7,197	7,179	0.36
Wipfli Advisory LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	10/1/2032	—	(3)	(14)	—
Wipfli Advisory LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.15%	10/1/2032	—	(4)	(9)	—
							326,533	326,990	16.22
Food Products
Fiesta Purchaser, Inc.	(5)(15)(19)	First Lien Term Loan	S + 2.75%	6.42%	2/12/2031	6,687	6,703	6,693	0.33
RB Holdings Interco, LLC	(8)(16)	First Lien Term Loan	S + 5.00%	8.80%	5/4/2028	245	243	245	0.01
Sigma Holdco B.V.	(5)(6)(15)(19)	First Lien Term Loan	S + 3.75%	7.49%	12/31/2027	5,340	5,322	5,179	0.26
Sugar PPC Buyer LLC	(8)(16)	First Lien Term Loan	S + 4.75%	8.33%	10/2/2031	246	242	244	0.01
Sugar PPC Buyer LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.33%	10/2/2031	2,030	2,016	1,996	0.10
WPP Bullet Buyer, LLC	(8)(16)	First Lien Term Loan	S + 5.25%	8.90%	12/7/2030	10,220	10,141	10,144	0.50
							24,667	24,501	1.21
Gas Utilities
EDPO, LLC	(8)(15)(17)	First Lien Term Loan	S + 4.75%	8.42%	12/10/2029	4,771	4,771	4,759	0.24
EDPO, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.42%	12/10/2029	19,559	19,529	19,510	0.97
EDPO, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	12/10/2029	—	(16)	(17)	—
EDPO, LLC	(7)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	12/8/2028	514	501	507	0.03
							24,785	24,759	1.24
Ground Transportation
AMS Parent, LLC	(5)(8)(17)	First Lien Term Loan	S + 4.75%	8.66%	10/25/2028	245	242	236	0.01
							242	236	0.01
Health Care Technology
Acentra Holdings, LLC	(8)(18)	First Lien Term Loan	S + 5.50%	9.15%	12/17/2029	1,868	1,868	1,868	0.09
Acentra Holdings, LLC	(7)(15)(18)	First Lien Revolver	S + 5.50%	9.15%	12/17/2029	—	—	—	—
Athenahealth Group Inc.	(5)(15)(18)	First Lien Term Loan	S + 2.75%	6.42%	2/15/2029	4,805	4,784	4,820	0.24
Caerus US 1 Inc.	(6)(8)(17)	First Lien Term Loan	S + 5.00%	8.65%	5/25/2029	2,567	2,567	2,567	0.13
Cotiviti, Inc.	(5)(15)(19)	First Lien Term Loan	S + 2.75%	6.42%	5/1/2031	2,698	2,702	2,599	0.13
Cotiviti, Inc.	(5)(15)(19)	First Lien Term Loan	S + 2.75%	6.42%	3/26/2032	3,692	3,662	3,553	0.18
DeLorean Purchaser, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.40%	12/16/2031	30,265	30,065	30,038	1.49
DeLorean Purchaser, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	12/16/2031	—	(34)	(34)	—
F&M Buyer LLC	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.15%	3/18/2032	11,940	11,884	11,940	0.59

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (21)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Health Care Technology (continued)
F&M Buyer LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	3/18/2032	$—	$(9)	$—	—%
F&M Buyer LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.15%	3/18/2032	—	(9)	—	—
Gainwell Acquisition Corp.	(5)(8)(17)	First Lien Term Loan	S + 4.00%	7.75%	10/1/2027	1,964	1,913	1,933	0.10
Goldeneye Parent, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.42%	3/31/2032	31,969	31,894	31,969	1.58
Goldeneye Parent, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	3/31/2032	—	(12)	—	—
HT Intermediary III, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.17%	11/12/2030	14,553	14,494	14,480	0.72
HT Intermediary III, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	11/12/2030	—	(7)	(18)	—
HT Intermediary III, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.17%	11/12/2030	—	(7)	(7)	—
IMO Investor Holdings, Inc.	(8)(15)(17)	First Lien Term Loan	S + 5.00%	8.58%	5/11/2029	12,216	12,215	12,216	0.61
IMO Investor Holdings, Inc.	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.58%	5/11/2029	1,280	1,280	1,280	0.06
IMO Investor Holdings, Inc.	(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.58%	5/11/2029	1,250	1,250	1,250	0.06
IMO Investor Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.65%	5/11/2028	—	—	—	—
Net Health Acquisition Corp.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.42%	7/3/2031	30,299	30,178	30,148	1.49
Net Health Acquisition Corp.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.42%	7/3/2031	4,061	4,041	4,040	0.20
Net Health Acquisition Corp.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	7/3/2031	—	(15)	(20)	—
PointClickCare Technologies Inc.	(5)(6)(15)(19)	First Lien Term Loan	S + 2.75%	6.40%	11/3/2031	3,362	3,355	3,373	0.17
Signant Finance One Limited	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.40%	10/16/2031	18,769	18,586	18,681	0.93
Signant Finance One Limited	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	10/16/2031	—	(21)	(20)	—
Signant Finance One Limited	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	10/16/2031	—	(18)	(8)	—
Swoop Intermediate III, Inc.	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.17%	4/12/2032	12,904	12,873	12,871	0.64
Swoop Intermediate III, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	4/12/2032	—	(10)	(23)	—
Swoop Intermediate III, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.17%	4/12/2032	—	(8)	(8)	—
Unlimited Technology Holdings, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.15%	3/12/2032	16,715	16,674	16,715	0.83
Unlimited Technology Holdings, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.15%	3/12/2032	—	(6)	—	—
Vatica Health, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.33%	10/29/2032	17,804	17,718	17,719	0.88
Vatica Health, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.33%	10/29/2032	—	(9)	(9)	—
Wisdom Purchaser, LLC	(8)(13)(18)	First Lien Term Loan	S + 4.50%	8.15%	7/24/2032	27,682	27,613	27,613	1.37
Wisdom Purchaser, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.15%	7/24/2032	—	(7)	(7)	—
							251,444	251,519	12.49
Healthcare Equipment and Supplies
Agiliti Health, Inc.	(5)(8)(15)(19)	First Lien Term Loan	S + 3.00%	6.58%	5/1/2030	3,929	3,916	3,858	0.19
Alcor Scientific LLC	(8)(16)	First Lien Term Loan	S + 4.50%	8.27%	1/31/2028	215	213	215	0.01
Aspen Medical Products, LLC	(8)(16)	First Lien Term Loan	S + 4.75%	8.42%	6/10/2028	3,876	3,870	3,876	0.19
Belmont Instrument, LLC	(8)(16)	First Lien Term Loan	S + 5.25%	8.90%	8/19/2028	2,939	2,916	2,939	0.15

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (21)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Equipment and Supplies (continued)
Blades Buyer, Inc.	(8)(16)	First Lien Term Loan	S + 4.75%	8.42%	3/28/2028	$3,049	$3,049	$3,039	0.15%
Blades Buyer, Inc.	(8)(13)(16)	First Lien Term Loan	S + 4.75%	8.42%	3/28/2028	219	218	219	0.01
Blades Buyer, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	3/28/2028	—	(33)	(66)	—
Blades Buyer, Inc.	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	3/28/2028	1,709	1,709	1,703	0.08
Blades Buyer, Inc.	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	3/28/2028	879	872	876	0.04
Blades Buyer, Inc.	(7)(15)(16)	First Lien Revolver	S + 4.75%	8.42%	3/28/2028	—	(6)	(6)	—
CDL Parent, Inc.	(8)(16)	First Lien Term Loan	S + 4.75%	8.40%	12/7/2028	246	244	245	0.01
CDL Parent, Inc.	(8)(13)(16)	First Lien Term Loan	S + 4.75%	8.40%	12/7/2028	23,494	23,379	23,377	1.16
CDL Parent, Inc.	(13)(15)(16)	First Lien Term Loan	S + 4.75%	8.42%	12/7/2028	27,500	27,362	27,362	1.36
CDL Parent, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/7/2028	106	97	87	—
CDL Parent, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 4.75%	8.55%	12/7/2028	—	(7)	(4)	—
CPC/Cirtec Holdings, Inc.	(8)(17)	First Lien Term Loan	S + 5.00%	8.65%	1/30/2029	4,899	4,899	4,899	0.24
CPC/Cirtec Holdings, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.65%	1/30/2029	1,981	1,981	1,981	0.10
CPC/Cirtec Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.65%	10/31/2028	107	107	107	0.01
CVET Midco 2, L.P.	(5)(8)(18)	First Lien Term Loan	S + 5.00%	8.65%	10/13/2029	2,999	3,004	2,703	0.13
GTCR BC Purchaser, Inc.	(6)(8)(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.65%	11/19/2032	18,439	18,301	18,304	0.91
GTCR BC Purchaser, Inc.	(6)(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	11/19/2032	—	(15)	(29)	—
GTCR BC Purchaser, Inc.	(6)(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.65%	11/19/2031	—	(15)	(15)	—
Tarrytown Acquisition Holdings, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.42%	11/12/2032	15,951	15,873	15,874	0.79
Tarrytown Acquisition Holdings, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	11/12/2032	—	(11)	(21)	—
Tarrytown Acquisition Holdings, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	11/12/2032	—	(15)	(14)	—
							111,908	111,509	5.53
Healthcare Providers and Services
AB Centers Acquisition Corporation	(8)(13)(17)	First Lien Term Loan	S + 5.25%	8.92%	7/2/2031	27,235	27,124	27,137	1.35
AB Centers Acquisition Corporation	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	8.92%	7/2/2031	536	530	531	0.03
AB Centers Acquisition Corporation	(7)(13)(15)(17)	First Lien Revolver	S + 5.25%	8.92%	7/2/2031	—	(7)	(5)	—
ACI Group Holdings, Inc.	(8)(17)	First Lien Term Loan	S + 6.00%	9.75% (Incl. 3.25% PIK)	8/2/2028	3,535	3,535	3,385	0.17
ACI Group Holdings, Inc.	(8)(17)	First Lien Delayed Draw Term Loan	S + 6.00%	9.75% (Incl. 3.25% PIK)	8/2/2028	511	511	490	0.02
ACI Group Holdings, Inc.	(15)(17)	First Lien Delayed Draw Term Loan	S + 6.00%	9.75% (Incl. 3.25% PIK)	8/2/2028	773	768	740	0.04
ACI Group Holdings, Inc.	(7)(15)(17)	First Lien Revolver	S + 5.50%	9.25%	8/2/2027	296	295	288	0.01
Arrow Management Acquisition, LLC	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.65%	7/26/2032	13,185	13,119	13,053	0.65
Arrow Management Acquisition, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	7/26/2032	—	(11)	(47)	—
Arrow Management Acquisition, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.65%	7/23/2032	534	526	518	0.03

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (21)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Providers and Services (continued)
Azalea TopCo, Inc.	(5)(8)(15)(19)	First Lien Term Loan	S + 3.00%	6.67%	4/30/2031	$6,489	$6,472	$6,509	0.32%
Cardiology Management Holdings, LLC	(8)(16)	First Lien Term Loan	S + 5.75%	9.40%	1/31/2029	103	103	102	0.01
Cardiology Management Holdings, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	9.40%	1/31/2029	73	73	72	—
Cardiology Management Holdings, LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	9.55%	1/31/2029	68	68	68	—
Cardiology Management Holdings, LLC	(15)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	9.55%	1/31/2029	2	2	2	—
Community Medical Acquisition Corp.	(8)(16)	First Lien Term Loan	S + 4.50%	8.33%	12/15/2028	245	238	245	0.01
Crown Laundry, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.42%	5/28/2031	8,003	7,966	7,963	0.39
Crown Laundry, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	5/28/2031	—	(3)	(7)	—
Crown Laundry, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	5/28/2031	—	(8)	(8)	—
DCA Investment Holding LLC	(8)(17)(20)	First Lien Term Loan	S + 8.41%	12.06%	4/3/2028	2,613	2,515	2,306	0.11
DCA Investment Holding LLC	(8)(17)(20)	First Lien Delayed Draw Term Loan	S + 8.41%	12.06%	4/3/2028	322	310	285	0.01
DOCS, MSO, LLC	(8)(17)	First Lien Term Loan	S + 5.75%	9.52%	6/1/2028	245	240	244	0.01
ENT MSO, LLC	(8)(16)	First Lien Term Loan	S + 5.25%	8.90%	12/31/2028	109	108	109	0.01
ENT MSO, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	12/31/2028	50	50	50	—
ENT MSO, LLC	(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	9.00%	12/31/2028	38	38	38	—
EPFS Buyer, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.15%	7/31/2031	24,159	24,038	24,038	1.19
EPFS Buyer, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	7/31/2031	—	(10)	(21)	—
EPFS Buyer, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.15%	7/31/2031	—	(14)	(14)	—
Golden State Buyer, Inc.	(5)(8)(17)	First Lien Term Loan	S + 4.75%	8.52%	3/21/2027	240	239	240	0.01
Imagefirst Holdings, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.00%	6.65%	3/12/2032	7,481	7,481	7,500	0.37
ImageFirst Holdings, LLC	(5)(7)(15)(19)	First Lien Revolver	S + 3.00%	6.65%	3/12/2030	—	—	—	—
IvyRehab Intermediate II, LLC	(8)(17)	First Lien Term Loan	S + 5.00%	8.75%	4/23/2029	198	196	198	0.01
IvyRehab Intermediate II, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.75%	4/23/2029	12	12	12	—
JKC Parent, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.15%	2/13/2032	5,266	5,247	5,240	0.26
JKC Parent, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	2/13/2032	—	(9)	(20)	—
JKC Parent, Inc.	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	2/13/2032	1,823	1,810	1,814	0.09
JKC Parent, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.15%	2/13/2032	224	218	218	0.01
MRO Corporation	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.17%	6/9/2032	27,346	27,148	27,209	1.35
MRO Corporation	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	6/9/2032	—	(8)	(12)	—
MRO Corporation	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	6/9/2032	—	(18)	(12)	—
OB Hospitalist Group, Inc.	(8)(17)	First Lien Term Loan	S + 5.25%	9.02%	9/27/2027	227	226	227	0.01

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (21)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Providers and Services (continued)
OIS Management Services, LLC	(8)(17)	First Lien Term Loan	S + 4.75%	8.40%	11/16/2028	$1,706	$1,706	$1,684	0.08%
OIS Management Services, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	11/16/2028	1,234	1,234	1,219	0.06
ONS MSO, LLC	(8)(16)	First Lien Term Loan	S + 6.25%	9.90%	7/7/2028	245	245	236	0.01
Orsini Pharmaceutical Services, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.17%	5/22/2031	16,489	16,390	16,489	0.82
Orsini Pharmaceutical Services, LLC	(7)(15)(17)	First Lien Revolver	S + 4.50%	8.17%	5/22/2030	—	(7)	—	—
Phantom Purchaser, Inc.	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.65%	9/19/2031	20,539	20,502	20,487	1.02
Phantom Purchaser, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	9/19/2031	—	(15)	(22)	—
PhyNet Dermatology LLC	(8)(16)	First Lien Term Loan	S + 6.50%	10.15% PIK	10/20/2029	250	248	243	0.01
Premise Health Holding Corp.	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.15%	11/8/2032	1,626	1,618	1,618	0.08
Premise Health Holding Corp.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	11/8/2032	—	(2)	(3)	—
Premise Health Holding Corp.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.15%	11/6/2031	—	(1)	(1)	—
Raven Acquisition Holdings, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.00%	6.67%	11/19/2031	6,021	5,994	6,048	0.30
Raven Acquisition Holdings, LLC	(5)(7)(15)(19)	First Lien Delayed Draw Term Loan	S + 3.00%	6.67%	11/19/2031	—	(2)	2	—
RxSense Holdings LLC	(8)(16)	First Lien Term Loan	S + 5.00%	8.65%	3/12/2027	14,578	14,576	14,578	0.72
RxSense Holdings LLC	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	8.65%	3/12/2027	—	—	—	—
SCHP Purchaser, Inc.	(8)(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.17%	10/22/2032	18,837	18,743	18,747	0.93
SCHP Purchaser, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.17%	10/22/2032	—	(15)	(15)	—
SCP Eye Care Holdco, LLC	(15)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.27%	10/5/2029	246	245	243	0.01
Smile Doctors LLC	(8)(17)	First Lien Term Loan	S + 5.90%	9.65%	12/23/2028	2,446	2,446	2,440	0.12
Smile Doctors LLC	(15)(17)	First Lien Delayed Draw Term Loan	S + 5.90%	9.65%	12/23/2028	220	218	219	0.01
Smile Doctors LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.90%	9.65%	12/23/2028	275	275	275	0.01
Soleo Holdings, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.15%	1/30/2032	14,384	14,358	14,384	0.71
Soleo Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	1/30/2032	—	(2)	—	—
Soleo Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	1/30/2032	—	(5)	—	—
Specialized Dental Holdings II, LLC	(8)(13)(16)	First Lien Term Loan	S + 4.75%	8.42%	11/1/2028	269	268	269	0.01
Specialized Dental Holdings II, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	11/1/2028	5,739	5,685	5,697	0.28
Specialized Dental Holdings II, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 4.75%	8.42%	11/1/2028	—	—	(1)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (21)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Healthcare Providers and Services (continued)
SpecialtyCare, Inc.	(8)(13)(16)	First Lien Term Loan	S + 5.00%	8.65%	12/18/2029	$23,131	$22,859	$23,073	1.14%
SpecialtyCare, Inc.	(7)(13)(15)(19)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	12/18/2029	1,173	1,157	1,161	0.06
SpecialtyCare, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 3.75%	7.40%	12/18/2029	—	(3)	—	—
Summit Behavioral Healthcare, LLC	(5)(8)(17)	First Lien Term Loan	S + 4.25%	8.16%	12/31/2029	3,003	3,003	2,613	0.13
TST Intermediate Holdings, LLC	(8)(13)(16)	First Lien Term Loan	S + 5.50%	9.25%	12/31/2028	122	121	116	0.01
TurningPoint Healthcare Solutions, LLC	(8)(16)	First Lien Term Loan	S + 4.75%	8.52%	7/14/2027	1,707	1,707	1,703	0.08
TurningPoint Healthcare Solutions, LLC	(7)(15)(16)	First Lien Revolver	S + 4.75%	8.52%	7/14/2027	256	256	256	0.01
U.S. Endodontics Partners Holdings, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	11/1/2028	2,947	2,915	2,933	0.15
United Digestive MSO Parent, LLC	(8)(16)	First Lien Term Loan	S + 5.75%	9.40%	3/30/2029	245	245	245	0.01
USHV Management, LLC	(8)(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.65%	9/8/2032	13,665	13,603	13,597	0.68
USHV Management, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	9/8/2032	923	914	905	0.04
USHV Management, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.65%	9/8/2031	352	341	341	0.02
Valeris, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.40%	9/19/2031	15,046	14,973	14,970	0.74
WCG Intermediate Corp.	(5)(15)(16)	First Lien Term Loan	S + 3.00%	6.67%	2/25/2032	5,765	5,713	5,785	0.29
							303,624	303,219	15.01
Hotels, Restaurants and Leisure
Movati Athletic (Group) Inc.	(6)(8)(13)(16)	First Lien Term Loan	C + 4.50%	7.09%	5/29/2030	CAD 28,442	20,488	20,413	1.01
Movati Athletic (Group) Inc.	(6)(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	C + 4.50%	7.09%	5/29/2030	—	(28)	(38)	—
Movati Athletic (Group) Inc.	(6)(7)(13)(15)(16)	First Lien Revolver	C + 4.50%	7.09%	5/29/2030	—	(29)	(29)	—
Southpaw AP Buyer, LLC	(8)(13)(16)	First Lien Term Loan	S + 5.50%	9.30%	3/2/2028	22,958	22,898	22,901	1.14
Southpaw AP Buyer, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.30%	3/2/2028	3,808	3,791	3,798	0.19
Southpaw AP Buyer, LLC	(7)(15)(16)	First Lien Revolver	S + 5.50%	9.30%	3/2/2028	497	481	491	0.02
							47,601	47,536	2.36
Household Products
TPC US Parent, LLC	(8)(16)	First Lien Term Loan	S + 5.75%	9.55%	2/23/2026	177	177	174	0.01
TPC US Parent, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	9.55%	2/23/2026	68	68	67	—
Wu Holdco, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.40%	4/19/2032	23,890	23,832	23,831	1.18
Wu Holdco, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	4/19/2032	—	(7)	(15)	—
Wu Holdco, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.75%	8.40%	4/19/2032	155	151	151	0.01
							24,221	24,208	1.20
Independent Power and Renewable Electricity Producers
Alpha Generation, LLC	(5)(15)(19)	First Lien Term Loan	S + 2.00%	5.67%	9/30/2031	1,980	1,980	1,989	0.10
							1,980	1,989	0.10

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (21)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Industrial Conglomerates
FCG Acquisitions, Inc.	(5)(8)(15)(18)	First Lien Term Loan	S + 3.25%	6.92%	3/31/2028	$7,622	$7,616	$7,661	0.38%
Harvey Tool Company, LLC	(13)(15)(17)	First Lien Term Loan	E + 5.00%	7.03%	8/6/2032	4,109	4,780	4,815	0.24
Harvey Tool Company, LLC	(8)(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.42%	8/6/2032	31,393	31,212	31,000	1.54
Harvey Tool Company, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	10/26/2027	—	(11)	(99)	—
Harvey Tool Company, LLC	(7)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	10/26/2027	—	(21)	(48)	—
Indicor, LLC	(5)(6)(15)(18)	First Lien Term Loan	S + 2.75%	6.40%	11/22/2029	2,486	2,493	2,504	0.12
Madison IAQ LLC	(5)(15)(18)	First Lien Term Loan	S + 2.75%	6.40%	11/8/2032	5,062	5,009	5,100	0.25
Madison Safety & Flow LLC	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.17%	9/26/2031	3,934	3,935	3,966	0.20
							55,013	54,899	2.73
Insurance
Acrisure, LLC	(5)(8)(15)(19)	First Lien Term Loan	S + 3.00%	6.67%	11/6/2030	7,113	7,112	7,116	0.35
Acrisure, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.25%	6.92%	6/20/2032	1,329	1,329	1,332	0.07
AMBA Buyer, Inc.	(8)(17)	First Lien Term Loan	S + 5.25%	9.00%	7/30/2027	3,565	3,548	3,547	0.18
AMBA Buyer, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.25%	9.00%	7/30/2027	2,602	2,591	2,589	0.13
AMBA Buyer, Inc.	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	9.00%	7/30/2027	1,062	1,056	1,057	0.05
AMBA Buyer, Inc.	(7)(15)(17)	First Lien Revolver	S + 5.25%	9.00%	7/30/2027	—	(1)	(1)	—
AmeriLife Holdings LLC	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.65%	8/31/2029	15,687	15,628	15,648	0.78
AmeriLife Holdings LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	8/31/2029	14,021	13,981	13,976	0.69
AmeriLife Holdings LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.65%	8/31/2028	377	369	371	0.02
Amynta Agency Borrower Inc. (Amynta Warranty Borrower Inc.)	(5)(15)(19)	First Lien Term Loan	S + 2.75%	6.42%	12/29/2031	6,006	5,980	6,027	0.30
Ardonagh Midco 3 Limited	(5)(6)(15)(19)	First Lien Term Loan	S + 2.75%	6.33%	2/15/2031	4,963	4,942	4,962	0.25
Bellwether Buyer, L.L.C.	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.17%	4/15/2032	14,638	14,608	14,601	0.72
Bellwether Buyer, L.L.C.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	4/15/2032	—	(9)	(19)	—
Bellwether Buyer, L.L.C.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.17%	4/15/2032	—	(8)	(8)	—
Beyond Risk Parent Holdings, Inc.	(15)(17)	First Lien Term Loan	S + 4.50%	8.25%	10/8/2027	81	81	81	—
Beyond Risk Parent Holdings, Inc.	(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	10/8/2027	164	164	164	0.01
Broadstreet Partners, Inc.	(5)(6)(8)(15)(19)	First Lien Term Loan	S + 2.75%	6.42%	6/13/2031	4,831	4,830	4,852	0.24
Foundation Risk Partners, Corp.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	10/29/2030	6,261	6,222	6,261	0.31
Galway Borrower LLC	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.15%	9/29/2028	2,617	2,550	2,597	0.13
Higginbotham Insurance Agency, Inc	(13)(15)(16)	First Lien Term Loan	S + 4.50%	8.17%	6/11/2031	20,092	20,092	20,042	0.99
Higginbotham Insurance Agency, Inc	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	6/11/2031	—	(2)	(8)	—
Imagine 360 LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.40%	9/30/2028	20,233	20,168	20,233	1.00
Imagine 360 LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	9/30/2028	—	(17)	—	—
Imagine 360 LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	9/30/2028	—	(22)	—	—
Integrity Marketing Acquisition, LLC	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.65%	8/25/2028	4,572	4,553	4,549	0.23
Integrity Marketing Acquisition, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.65%	8/25/2028	—	(1)	(1)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (21)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Insurance (continued)
Iris Specialty Acquisition LLC	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.15%	11/20/2032	$20,147	$20,098	$20,099	1.00%
Iris Specialty Acquisition LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	11/20/2032	—	(4)	(8)	—
Iris Specialty Acquisition LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.15%	11/20/2032	—	(7)	(7)	—
KWOR Acquisition, Inc.	(13)(15)(16)	First Lien Term Loan	S + 6.25%	9.90% (Incl. 5.25% PIK)	2/28/2030	2,034	2,034	2,034	0.10
KWOR Acquisition, Inc.	(13)(15)(16)	First Lien Term Loan	S + 5.25%	8.90%	2/28/2030	11	11	11	—
KWOR Acquisition, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	2/28/2030	—	—	—	—
KWOR Acquisition, Inc.	(13)(15)(16)	First Lien Revolver	S + 5.25%	8.90%	2/28/2030	16	16	16	—
KWOR Acquisition, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 5.25%	8.90%	2/28/2030	—	—	—	—
Mclarens Midco Inc.	(8)(17)	First Lien Term Loan	S + 4.75%	8.55%	12/19/2027	10,023	10,007	9,973	0.49
Mclarens Midco Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.50%	12/19/2027	9,462	9,398	9,414	0.47
Mclarens Midco Inc.	(8)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.55%	12/19/2027	4,759	4,746	4,735	0.23
Mclarens Midco Inc.	(7)(13)(15)(17)	First Lien Revolver	SON + 4.75%	8.44%	12/19/2027	—	—	(3)	—
Mclarens Midco Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.50%	12/19/2027	—	(9)	(9)	—
Oakbridge Insurance Agency, LLC	(8)(17)	First Lien Term Loan	S + 4.75%	8.42%	11/1/2029	246	244	244	0.01
Oakbridge Insurance Agency, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	11/1/2029	1,915	1,897	1,915	0.09
Oakbridge Insurance Agency, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	11/1/2029	—	(11)	(23)	—
OneDigital Borrower LLC	(5)(15)(18)	First Lien Term Loan	S + 3.00%	6.67%	7/2/2031	4,230	4,218	4,246	0.21
Pareto Health Intermediate Holdings, Inc.	(13)(15)(16)	First Lien Term Loan	S + 4.75%	8.33%	6/1/2030	8,262	8,235	8,220	0.41
Pareto Health Intermediate Holdings, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.33%	6/1/2030	—	(3)	(8)	—
Pareto Health Intermediate Holdings, Inc.	(7)(15)(16)	First Lien Revolver	S + 4.75%	8.33%	6/1/2029	—	—	(1)	—
Patriot Growth Insurance Services, LLC	(8)(17)	First Lien Term Loan	S + 5.00%	8.80%	10/16/2028	20,093	20,003	20,093	1.00
Patriot Growth Insurance Services, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.80%	10/16/2028	53	52	53	—
Riser Interco, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.40%	10/31/2029	1,172	1,172	1,166	0.06
Riser Interco, LLC	(13)(15)(17)	First Lien Term Loan	SON + 4.75%	8.32%	10/31/2029	GBP 1,969	2,610	2,641	0.13
Riser Interco, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	10/31/2029	—	(4)	(15)	—
Riser Interco, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	10/31/2029	56	56	51	—
Simplicity Financial Marketing Group Holdings, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.40%	12/31/2031	26,873	26,757	26,738	1.33
Simplicity Financial Marketing Group Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/31/2031	3,437	3,406	3,401	0.17
Simplicity Financial Marketing Group Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	12/31/2031	—	(18)	(18)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (21)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Insurance (continued)
The Baldwin Insurance Group Holdings, LLC	(5)(6)(8)(19)	First Lien Term Loan	S + 2.50%	6.17%	5/26/2031	$1,661	$1,662	$1,661	0.08%
THG Acquisition, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.42%	10/31/2031	14,695	14,637	14,695	0.73
THG Acquisition, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	10/31/2031	957	946	957	0.05
THG Acquisition, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	10/31/2031	217	210	217	0.01
Trucordia Insurance Holdings, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.25%	6.92%	6/17/2032	1,012	1,010	1,007	0.05
Unison Risk Advisors Inc.	(8)(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.42%	10/17/2031	31,800	31,664	31,641	1.57
Unison Risk Advisors Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	10/17/2031	—	(33)	(52)	—
Unison Risk Advisors Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	10/17/2030	114	103	100	—
World Insurance Associates, LLC	(8)(13)(15)(16)	First Lien Term Loan	S + 5.00%	8.65%	4/3/2030	9,792	9,792	9,768	0.48
World Insurance Associates, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	4/3/2030	3,757	3,741	3,740	0.19
World Insurance Associates, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	8.65%	4/3/2030	—	(1)	(2)	—
							308,379	308,658	15.31
IT Services
AVSC Holding Corp.	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.67%	12/5/2031	27,602	27,358	27,602	1.37
AVSC Holding Corp.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.67%	12/5/2029	—	(30)	—	—
Cardinal Parent, Inc.	(5)(8)(17)	First Lien Term Loan	S + 4.50%	8.30%	11/12/2027	245	234	240	0.01
DT1 Midco Corp	(8)(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.67%	12/30/2031	19,204	19,110	19,108	0.95
DT1 Midco Corp	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.67%	12/30/2031	1,859	1,850	1,850	0.09
DTI Holdco, Inc.	(5)(15)(17)	First Lien Term Loan	S + 4.00%	7.65%	4/26/2029	1,045	898	979	0.05
DT1 Midco Corp	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	12/30/2031	44	30	13	—
DT1 Midco Corp	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.67%	12/30/2030	—	(13)	(15)	—
Marco Technologies, LLC	(8)(16)	First Lien Term Loan	S + 5.25%	8.92%	11/24/2026	250	249	250	0.01
NTI Connect, LLC	(8)(16)	First Lien Term Loan	S + 4.75%	8.55%	7/31/2027	144	143	144	0.01
NTI Connect, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.55%	7/31/2027	27	27	27	—
OEC Holdco, LLC	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.17%	12/23/2032	38,466	38,371	38,531	1.91
OEC Holdco, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	12/23/2032	—	(6)	16	—
OEC Holdco, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.17%	12/23/2032	—	(10)	7	—
Ridge Trail US Bidco, Inc.	(8)(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.08%	9/30/2031	19,789	19,660	19,641	0.97
Ridge Trail US Bidco, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.08%	9/30/2031	—	(14)	(52)	—
Ridge Trail US Bidco, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.08%	3/31/2031	620	594	603	0.03
Safety Borrower Holdings LLC	(8)(15)(16)	First Lien Term Loan	S + 4.75%	8.42%	12/19/2032	2,303	2,295	2,297	0.11
Safety Borrower Holdings LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	12/19/2032	—	(1)	(2)	—
Safety Borrower Holdings LLC	(7)(13)(15)(16)	First Lien Revolver	S + 4.75%	8.42%	12/19/2032	14	13	13	—
Saturn Borrower Inc	(13)(15)(16)	First Lien Term Loan	S + 6.00%	9.65%	11/13/2028	7,762	7,718	7,704	0.38
Saturn Borrower Inc	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 6.00%	9.65%	11/13/2028	—	(8)	(21)	—
Saturn Borrower Inc	(7)(13)(15)(16)	First Lien Revolver	S + 6.00%	9.65%	11/13/2028	324	315	315	0.02

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (21)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
IT Services (continued)
Spirit RR Holdings, Inc.	(8)(17)	First Lien Term Loan	S + 4.50%	8.25%	9/13/2028	$5,882	$5,882	$5,882	0.29%
Spirit RR Holdings, Inc.	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	9/13/2028	73	73	73	—
Spirit RR Holdings, Inc.	(7)(15)(17)	First Lien Revolver	S + 4.50%	8.25%	9/13/2028	—	—	—	—
Trunk Acquisition, Inc.	(13)(15)(16)	First Lien Term Loan	S + 5.75%	9.52%	2/19/2030	3,820	3,810	3,820	0.19
Trunk Acquisition, Inc.	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	9.52%	2/19/2030	8	8	8	—
Trunk Acquisition, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.75%	9.52%	2/19/2030	3,115	3,093	3,115	0.15
							131,649	132,148	6.54
Life Sciences Tools & Services
Emmes Blocker, Inc.	(8)(17)	First Lien Term Loan	S + 6.25%	9.90% (Incl. 3.38% PIK)	7/7/2028	151	151	151	0.01
Emmes Blocker, Inc.	(15)(17)	First Lien Delayed Draw Term Loan	S + 6.25%	9.90% (Incl. 3.38% PIK)	7/7/2028	101	101	101	0.01
KWOL Acquisition, Inc.	(8)(17)	First Lien Term Loan	S + 5.00%	8.67%	12/12/2029	246	243	244	0.01
KWOL Acquisition, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	12/12/2029	—	(68)	(138)	(0.01)
KWOL Acquisition, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	12/12/2029	17,535	17,405	17,445	0.86
KWOL Acquisition, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.67%	12/12/2029	—	(22)	(23)	—
LSCS Holdings, Inc.	(5)(15)(19)	First Lien Term Loan	S + 4.50%	8.15%	3/4/2032	1,489	1,482	1,461	0.07
Parexel International Inc	(5)(15)(18)	First Lien Term Loan	S + 2.75%	6.42%	12/12/2031	786	784	790	0.04
Sotera Health Holdings, LLC	(5)(6)(8)(15)(19)	First Lien Term Loan	S + 2.50%	6.15%	5/30/2031	3,925	3,917	3,952	0.20
							23,993	23,983	1.19
Machinery
Arch Cutting Tools Corp.	(8)(19)	First Lien Term Loan	S + 4.75%	8.50%	4/1/2026	245	245	236	0.01
CD&R Hydra Buyer, Inc.	(5)(8)(15)(19)	First Lien Term Loan	S + 4.00%	7.77%	3/25/2031	4,937	4,954	4,942	0.24
Dynatect Group Holdings, Inc.	(8)(16)	First Lien Term Loan	S + 4.50%	8.25%	9/29/2028	1,664	1,664	1,664	0.08
Dynatect Group Holdings, Inc.	(7)(15)(16)	First Lien Revolver	S + 4.50%	8.25%	6/30/2028	—	—	—	—
Flow Control Solutions, Inc.	(8)(17)	First Lien Term Loan	S + 5.00%	8.65%	3/29/2029	178	177	178	0.01
Flow Control Solutions, Inc.	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	3/29/2029	67	67	67	—
Flow Control Solutions, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	3/29/2029	2,902	2,884	2,902	0.14
Flow Control Solutions, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.65%	3/29/2029	605	594	605	0.03
Merlin Buyer, Inc.	(5)(15)(18)	First Lien Term Loan	S + 4.00%	7.65%	12/14/2028	7,758	7,739	7,738	0.38
Merlin Buyer, Inc.	(5)(7)(15)(19)	First Lien Revolver	S + 3.75%	7.40%	12/14/2026	—	(5)	(6)	—
Process Insights Acquisition, Inc.	(8)(16)	First Lien Term Loan	S + 6.25%	9.90%	7/18/2029	245	244	224	0.01
RFI Buyer, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.25%	8/5/2030	10,405	10,354	10,353	0.51
RFI Buyer, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.25%	8/5/2030	—	(18)	(39)	—
RFI Buyer, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.25%	8/5/2030	—	(8)	(9)	—
SPX Flow, Inc.	(5)(15)(18)	First Lien Term Loan	S + 2.75%	6.42%	4/5/2029	4,628	4,635	4,646	0.23
WCI-Cedar Purchaser, LLC	(8)(16)	First Lien Term Loan	S + 4.50%	8.41%	12/31/2027	246	246	246	0.01
							33,772	33,747	1.65

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (21)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Media
Arches Buyer Inc.	(5)(8)(15)(18)	First Lien Term Loan	S + 3.25%	7.02%	12/6/2027	$2,946	$2,900	$2,956	0.15%
Creative Artists Agency, LLC	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.17%	10/1/2031	3,479	3,475	3,496	0.17
Icon Parent I Inc.	(5)(15)(19)	First Lien Term Loan	S + 2.75%	6.40%	11/13/2031	776	776	779	0.04
Imagine Learning LLC	(5)(15)(18)	First Lien Term Loan	S + 3.50%	7.17%	12/21/2029	1,165	1,142	1,127	0.06
MH Sub I, LLC	(5)(8)(15)(18)	First Lien Term Loan	S + 4.25%	7.92%	5/3/2028	2,932	2,929	2,735	0.14
MH Sub I, LLC	(5)(8)(15)(18)	First Lien Term Loan	S + 4.25%	7.92%	12/31/2031	1,985	1,957	1,708	0.08
Planet US Buyer LLC	(5)(15)(19)	First Lien Term Loan	S + 3.00%	6.65%	2/7/2031	6,141	6,141	6,189	0.31
Red Ventures, LLC (New Imagitas, Inc.)	(5)(8)(19)	First Lien Term Loan	S + 2.75%	6.42%	3/4/2030	1,648	1,649	1,588	0.08
United Talent Agency LLC	(5)(15)(19)	First Lien Term Loan	S + 3.00%	6.67%	6/10/2032	3,000	3,012	3,026	0.15
							23,981	23,604	1.18
Oil, Gas and Consumable Fuels
AMSPEC Parent, LLC	(5)(15)(19)	First Lien Term Loan	S + 3.50%	7.15%	12/22/2031	597	599	600	0.03
Brazos Delaware II, LLC	(5)(8)(18)	First Lien Term Loan	S + 2.50%	6.17%	2/11/2030	1,970	1,972	1,975	0.10
CPPIB OVM Member U.S. LLC	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.15%	8/20/2031	3,101	3,101	3,123	0.15
Valicor PPC Intermediate II LLC	(13)(15)(16)	First Lien Term Loan	S + 5.00%	8.67%	7/24/2028	5,646	5,645	5,603	0.28
Valicor PPC Intermediate II LLC	(8)(13)(16)	First Lien Term Loan	S + 5.00%	8.67%	7/24/2028	1,770	1,766	1,756	0.09
Valicor PPC Intermediate II LLC	(8)(16)	First Lien Term Loan	S + 5.00%	8.67%	7/24/2028	203	202	201	0.01
Valicor PPC Intermediate II LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	7/24/2028	42	42	41	—
Valicor PPC Intermediate II LLC	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	8.67%	1/24/2028	293	292	288	0.01
							13,619	13,587	0.67
Personal Care Products
Opal U.S. LLC	(5)(6)(15)(19)	First Lien Term Loan	S + 3.00%	6.65%	4/28/2032	3,491	3,498	3,517	0.17
							3,498	3,517	0.17
Pharmaceuticals
ACP Tara Holdings, Inc.	(5)(15)(19)	First Lien Term Loan	S + 3.25%	6.90%	12/15/2032	5,000	4,988	5,034	0.25
Amneal Pharmaceuticals LLC	(5)(6)(15)(18)	First Lien Term Loan	S + 3.50%	7.17%	8/1/2032	1,506	1,506	1,521	0.08
Bridges Consumer Healthcare Intermediate LLC	(13)(15)(16)	First Lien Term Loan	S + 5.25%	8.83%	12/22/2031	13,982	13,923	13,982	0.69
Bridges Consumer Healthcare Intermediate LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	8.83%	12/22/2031	5,323	5,298	5,323	0.26
Bridges Consumer Healthcare Intermediate LLC	(7)(13)(15)(16)	First Lien Revolver	S + 5.25%	8.83%	12/22/2031	—	(13)	—	—
Creek Parent, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.67%	12/18/2031	868	863	868	0.04
Creek Parent, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.67%	12/18/2031	—	(1)	—	—
Curium BidCo S.a r.l.	(5)(6)(15)(19)	First Lien Term Loan	S + 3.00%	6.65%	8/4/2031	3,980	3,952	4,025	0.20
Exactcare Parent, Inc.	(8)(16)	First Lien Term Loan	S + 5.50%	9.15%	11/5/2029	246	242	246	0.01
Puma Buyer, LLC	(8)(13)(18)	First Lien Term Loan	S + 4.25%	7.90%	3/29/2032	18,896	18,828	18,851	0.93
Puma Buyer, LLC	(13)(15)(18)	First Lien Term Loan	S + 4.25%	7.90%	3/29/2032	8,265	8,244	8,245	0.41
Puma Buyer, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.25%	7.90%	3/29/2032	—	(15)	(11)	—
							57,815	58,084	2.87

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (21)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Professional Services
ABC Legal Holdings, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.15%	8/13/2032	$9,159	$9,114	$9,113	0.45%
ABC Legal Holdings, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	8/13/2032	—	(6)	(14)	—
ABC Legal Holdings, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.15%	8/13/2032	—	(8)	(9)	—
Access CIG, LLC	(5)(15)(18)	First Lien Term Loan	S + 4.00%	7.67%	8/19/2030	6,203	6,192	6,001	0.30
Analytic Partners, LP	(8)(17)	First Lien Term Loan	S + 4.50%	8.17%	4/4/2030	245	242	245	0.01
Analytic Partners, LP	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.17%	4/4/2030	7,339	7,328	7,339	0.36
Analytic Partners, LP	(7)(13)(15)(19)	First Lien Revolver	S + 4.50%	8.17%	4/4/2030	—	(4)	—	—
Applied Technical Services, LLC	(8)(13)(17)	First Lien Term Loan	S + 5.25%	8.90%	4/8/2031	22,261	22,161	22,261	1.10
Applied Technical Services, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	4/8/2031	788	775	788	0.04
Applied Technical Services, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.25%	8.90%	4/8/2031	181	170	181	0.01
Carr, Riggs & Ingram Capital, L.L.C.	(8)(13)(15)(18)	First Lien Term Loan	S + 4.25%	7.90%	11/18/2031	17,121	17,042	17,121	0.85
Carr, Riggs & Ingram Capital, L.L.C.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.25%	7.90%	11/18/2031	2,345	2,322	2,345	0.12
Carr, Riggs & Ingram Capital, L.L.C.	(7)(13)(15)(18)	First Lien Revolver	S + 4.25%	7.90%	11/18/2031	—	(20)	—	—
Citrin Cooperman Advisors LLC	(5)(15)(19)	First Lien Term Loan	S + 3.00%	6.65%	4/1/2032	4,239	4,242	4,257	0.21
Clinical Education Alliance, LLC	(8)(16)	First Lien Term Loan	S + 5.00%	8.80%	12/21/2026	173	171	173	0.01
Clinical Education Alliance, LLC	(8)(16)	First Lien Term Loan	S + 5.50%	9.30%	12/21/2026	71	71	71	—
DISA Holdings Corp.	(8)(17)	First Lien Term Loan	S + 5.00%	8.65%	9/9/2028	194	194	192	0.01
DISA Holdings Corp.	(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	9/9/2028	52	52	51	—
Foreigner Bidco Inc.	(8)(16)	First Lien Term Loan	S + 5.50%	9.18%	4/19/2028	225	225	225	0.01
Foreigner Bidco Inc.	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.18%	4/19/2028	25	25	25	—
Grant Thornton Advisors LLC	(5)(6)(8)(15)(19)	First Lien Term Loan	S + 2.75%	6.42%	6/2/2031	4,494	4,500	4,509	0.22
Grant Thornton Advisors LLC	(5)(6)(15)(19)	First Lien Term Loan	S + 3.00%	6.67%	6/2/2031	2,905	2,878	2,920	0.14
HSI Halo Acquisition, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.65%	6/30/2031	8,135	8,118	8,135	0.40
HSI Halo Acquisition, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	6/30/2031	730	728	730	0.04
HSI Halo Acquisition, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.65%	6/28/2030	—	(2)	—	—
IG Investments Holdings, LLC	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.65%	9/22/2028	10,329	10,294	10,329	0.51
IG Investments Holdings, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.65%	9/22/2028	—	(4)	—	—
Iris Buyer LLC	(8)(16)	First Lien Term Loan	S + 5.25%	8.90%	10/2/2030	245	242	245	0.01
Iris Buyer LLC	(13)(15)(16)	First Lien Term Loan	S + 5.25%	8.90%	10/2/2030	967	962	967	0.05
Marina Acquisition, Inc.	(8)(13)(16)	First Lien Term Loan	S + 5.00%	8.65%	7/1/2030	9,916	9,834	9,693	0.48
Marina Acquisition, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	8.65%	7/1/2030	115	104	82	—
MHE Intermediate Holdings, LLC	(8)(16)	First Lien Term Loan	S + 6.00%	9.80%	7/21/2027	407	405	406	0.02
MHE Intermediate Holdings, LLC	(8)(16)	First Lien Term Loan	S + 6.50%	10.30%	7/21/2027	29	29	29	—
MHE Intermediate Holdings, LLC	(8)(16)	First Lien Term Loan	S + 6.25%	10.05%	7/21/2027	33	33	33	—
MHE Intermediate Holdings, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 6.00%	9.80%	7/21/2027	170	170	170	0.01
MHE Intermediate Holdings, LLC	(7)(15)(16)	First Lien Revolver	S + 6.00%	9.80%	7/21/2027	24	24	24	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (21)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Professional Services (continued)
Monarch Buyer, Inc.	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.15%	6/2/2032	$9,820	$9,772	$9,771	0.49%
Monarch Buyer, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	6/2/2032	307	296	286	0.01
Monarch Buyer, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.40%	6/2/2032	—	(8)	(9)	—
OMNIA Partners, LLC	(5)(8)(15)(19)	First Lien Term Loan	S + 2.75%	6.40%	12/31/2032	4,444	4,461	4,467	0.22
Propio LS, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.42%	5/10/2030	19,369	19,213	19,273	0.96
Propio LS, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	5/10/2030	235	232	231	0.01
Ruppert Landscape, LLC	(8)(17)	First Lien Term Loan	S + 5.00%	8.65%	12/3/2029	11,720	11,711	11,662	0.58
Ruppert Landscape, LLC	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.65%	12/3/2029	7,070	7,039	7,034	0.35
Ruppert Landscape, LLC	(8)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	12/3/2029	4,787	4,748	4,763	0.24
Ruppert Landscape, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	12/3/2029	7,038	6,946	6,946	0.34
Ruppert Landscape, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.65%	12/3/2029	814	803	799	0.04
Sedgwick Claims Management Services, Inc. (Lightning Cayman Merger Sub, Ltd.)	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.17%	7/31/2031	7,188	7,174	7,218	0.36
Skopima Consilio Parent LLC	(5)(8)(15)(18)	First Lien Term Loan	S + 3.75%	7.42%	5/12/2028	4,771	4,756	4,371	0.22
TRC Companies LLC	(5)(8)(15)(19)	First Lien Term Loan	S + 3.00%	6.67%	12/8/2028	5,582	5,579	5,607	0.28
USRP Holdings, Inc.	(8)(17)	First Lien Term Loan	S + 5.00%	8.67%	12/31/2029	4,304	4,304	4,304	0.21
USRP Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	12/31/2029	7,885	7,835	7,885	0.39
USRP Holdings, Inc.	(7)(15)(17)	First Lien Revolver	S + 5.00%	8.67%	12/31/2029	—	(8)	—	—
Vensure Employer Services, Inc.	(8)(13)(15)(18)	First Lien Term Loan	S + 5.00%	8.65%	9/27/2031	10,972	10,937	10,918	0.54
Vensure Employer Services, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	9/27/2031	—	(3)	(1)	—
VT Topco, Inc.	(5)(15)(18)	First Lien Term Loan	S + 3.00%	6.67%	8/9/2030	7,126	7,121	7,038	0.35
YA Intermediate Holdings II, LLC	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.58%	10/1/2031	10,729	10,683	10,729	0.53
YA Intermediate Holdings II, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	10/1/2031	681	671	681	0.03
YA Intermediate Holdings II, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.58%	10/1/2031	560	551	560	0.03
							233,416	233,170	11.54
Real Estate Management and Development
Sako and Partners Lower Holdings LLC	(8)(13)(16)	First Lien Term Loan	S + 4.50%	8.15%	9/15/2028	6,347	6,319	6,315	0.31
Sako and Partners Lower Holdings LLC	(8)(15)(16)	First Lien Term Loan	S + 4.50%	8.15%	9/15/2028	5,788	5,781	5,759	0.29
Sako and Partners Lower Holdings LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	9/15/2028	885	885	880	0.04
Sako and Partners Lower Holdings LLC	(7)(15)(16)	First Lien Revolver	S + 4.50%	8.15%	9/15/2028	500	493	490	0.02
							13,478	13,444	0.66
Software
365 Retail Markets, LLC	(8)(16)	First Lien Term Loan	S + 4.50%	8.15%	12/23/2028	136	136	136	0.01
365 Retail Markets, LLC	(8)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	12/23/2028	109	109	109	0.01
Adelaide Borrower, LLC	(13)(15)(17)	First Lien Term Loan	S + 6.75%	10.40% (Incl. 3.38% PIK)	5/8/2030	7,517	7,400	7,461	0.37
Adelaide Borrower, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 6.75%	10.40% (Incl. 3.38% PIK)	5/8/2030	—	(12)	(13)	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (21)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
Adelaide Borrower, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 6.25%	9.90%	5/8/2030	$187	$170	$179	0.01%
Ahead DB Holdings, LLC	(5)(15)(17)	First Lien Term Loan	S + 2.50%	6.15%	2/1/2031	6,255	6,229	6,256	0.31
Articulate Global, LLC	(13)(15)(18)	First Lien Term Loan	S + 4.25%	7.92%	10/25/2032	36,453	36,362	36,366	1.80
Articulate Global, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.25%	7.92%	10/25/2032	—	(9)	(9)	—
Artifact Bidco, Inc.	(8)(13)(18)	First Lien Term Loan	S + 4.15%	7.80%	7/28/2031	6,709	6,653	6,709	0.33
Artifact Bidco, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.15%	7.80%	7/28/2031	—	(7)	—	—
Artifact Bidco, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.15%	7.80%	7/26/2030	—	(9)	—	—
Atlas US Finco, Inc.	(6)(13)(15)(16)	First Lien Term Loan	S + 4.75%	8.40%	12/10/2029	18,948	18,933	18,901	0.94
Atlas US Finco, Inc.	(6)(7)(13)(15)(16)	First Lien Revolver	S + 4.75%	8.40%	12/9/2028	—	(4)	(5)	—
Banker's Toolbox, Inc.	(8)(17)	First Lien Term Loan	S + 4.50%	8.15%	7/27/2029	23,848	23,730	23,765	1.18
Banker's Toolbox, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	7/27/2029	—	(14)	(27)	—
Banker's Toolbox, Inc.	(7)(15)(17)	First Lien Revolver	S + 4.50%	8.15%	7/27/2029	—	(4)	(2)	—
BlueCat Networks (USA) Inc.	(6)(8)(17)	First Lien Term Loan	S + 5.75%	9.40%	8/8/2028	183	183	183	0.01
BlueCat Networks (USA) Inc.	(6)(8)(13)(17)	First Lien Term Loan	S + 5.75%	9.40%	8/8/2028	5,160	5,133	5,160	0.26
BlueCat Networks (USA) Inc.	(6)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.75%	9.40%	8/8/2028	24	24	24	—
BlueCat Networks (USA) Inc.	(6)(8)(17)	First Lien Delayed Draw Term Loan	S + 5.75%	9.40%	8/8/2028	34	34	34	—
Boxer Parent Company Inc.	(5)(15)(19)	First Lien Term Loan	S + 3.00%	6.65%	7/30/2031	7,447	7,435	7,437	0.37
Camelot U.S. Acquisition LLC	(5)(6)(15)(19)	First Lien Term Loan	S + 2.75%	6.42%	1/31/2031	5,260	5,259	5,200	0.26
Central Parent LLC	(5)(8)(15)(19)	First Lien Term Loan	S + 3.25%	6.90%	7/6/2029	4,937	4,929	4,198	0.21
Concord Global Acquisition, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.15%	12/29/2031	10,522	10,476	10,522	0.52
Concord Global Acquisition, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	12/29/2031	1,098	1,083	1,098	0.05
Concord Global Acquisition, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.15%	12/26/2031	—	(9)	—	—
ConnectWise, LLC	(5)(15)(18)	First Lien Term Loan	S + 3.50%	7.41%	9/29/2028	7,656	7,649	7,536	0.37
DT Intermediate Holdco, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.65% (Incl. 2.25% PIK)	2/22/2030	4,057	4,049	4,037	0.20
DT Intermediate Holdco, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 6.00%	9.65%	2/22/2030	—	(28)	(71)	—
Eagan Parent, Inc.	(13)(15)(18)	First Lien Term Loan	S + 4.25%	7.90%	9/8/2032	19,217	19,174	19,169	0.95
Eagan Parent, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	9/8/2032	—	(6)	(12)	—
Eagan Parent, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.15%	9/8/2032	—	(6)	(6)	—
Eclipse Buyer, Inc.	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.17%	9/8/2031	15,724	15,667	15,724	0.78
Eclipse Buyer, Inc.	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.42%	9/8/2031	—	(5)	—	—
Eclipse Buyer, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.42%	9/8/2031	—	(5)	—	—
e-Discovery AcquireCo, LLC	(8)(16)	First Lien Term Loan	S + 6.25%	9.90%	8/29/2029	250	249	249	0.01
e-Discovery AcquireCo, LLC	(8)(13)(16)	First Lien Term Loan	S + 5.50%	9.15%	8/29/2029	1,533	1,530	1,490	0.07

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (21)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
Emburse, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.25%	7.90%	5/28/2032	$25,421	$25,358	$25,358	1.26%
Emburse, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.25%	7.90%	5/28/2032	—	(5)	(11)	—
Emburse, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.25%	7.90%	5/28/2032	—	(11)	(11)	—
Empyrean Solutions, LLC	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.15%	11/26/2031	2,765	2,753	2,765	0.14
Empyrean Solutions, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	11/26/2031	—	(2)	—	—
Empyrean Solutions, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.15%	11/26/2031	—	(2)	—	—
Edition Holdings, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.15%	12/20/2032	36,245	36,177	36,176	1.79
Edition Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	12/20/2032	—	(14)	(29)	—
Edition Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.15%	12/20/2032	—	(7)	(7)	—
ESG Investments, Inc.	(8)(16)	First Lien Term Loan	S + 4.50%	8.30%	3/11/2028	138	137	138	0.01
ESG Investments, Inc.	(8)(13)(16)	First Lien Term Loan	S + 4.50%	8.30%	3/11/2028	1,889	1,889	1,889	0.09
ESG Investments, Inc.	(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.30%	3/11/2028	17	17	17	—
Fourth Enterprises, LLC	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.17%	3/21/2031	24,948	24,838	24,824	1.23
Fourth Enterprises, LLC	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	3/21/2031	—	(21)	(24)	—
Fourth Enterprises, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.17%	3/21/2031	179	168	168	0.01
Genesys Cloud Services Holdings I, LLC	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.17%	1/30/2032	6,604	6,583	6,599	0.33
Higher Logic, LLC	(8)(13)(17)	First Lien Term Loan	S + 5.25%	8.90%	1/10/2029	9,044	9,008	9,044	0.45
Higher Logic, LLC	(7)(13)(15)(17)	First Lien Revolver	S + 5.25%	8.90%	1/10/2029	—	(4)	—	—
Hyphen Solutions, LLC	(8)(13)(16)	First Lien Term Loan	S + 4.50%	8.17%	8/6/2032	9,475	9,452	9,475	0.47
Hyphen Solutions, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	8/6/2032	—	(2)	—	—
Hyphen Solutions, LLC	(7)(13)(15)(16)	First Lien Revolver	S + 4.50%	8.17%	8/6/2032	—	(2)	—	—
Inhabitiq Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.17%	1/12/2032	17,486	17,453	17,486	0.87
Inhabitiq Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	1/12/2032	—	(5)	—	—
Inhabitiq Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.17%	1/12/2032	—	(8)	—	—
Innovative Systems L.L.C.	(8)(13)(17)	First Lien Term Loan	S + 4.75%	8.40%	8/20/2032	1,357	1,350	1,350	0.07
Innovative Systems L.L.C.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	8/20/2032	—	(1)	(3)	—
Innovative Systems L.L.C.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	8/20/2032	—	(1)	(1)	—
Javelin Buyer, Inc.	(5)(7)(15)(19)	First Lien Revolver	S + 2.75%	6.40%	12/6/2029	—	—	—	—
Kaseya Inc.	(5)(7)(15)(19)	First Lien Revolver	S + 3.00%	6.65%	3/20/2030	—	(8)	—	—
Kipu Buyer, LLC	(8)(16)	First Lien Term Loan	S + 4.25%	7.90%	1/27/2028	1,975	1,957	1,975	0.10
Kipu Buyer, LLC	(7)(15)(16)	First Lien Revolver	S + 4.25%	7.90%	1/27/2028	—	(3)	—	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (21)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
KPA Parent Holdings, Inc.	(8)(13)(17)	First Lien Term Loan	S + 4.50%	8.17%	3/12/2032	$16,595	$16,514	$16,595	0.82%
KPA Parent Holdings, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	3/12/2032	—	(5)	—	—
KPA Parent Holdings, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.17%	3/12/2032	—	(8)	—	—
Litera Bidco LLC	(8)(13)(16)	First Lien Term Loan	S + 5.00%	8.67%	5/1/2028	5,149	5,146	5,136	0.25
Litera Bidco LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	5/1/2028	1,863	1,858	1,856	0.09
Litera Bidco LLC	(7)(13)(15)(16)	First Lien Revolver	S + 5.00%	8.77%	5/1/2028	—	—	(1)	—
Maverick Bidco Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.40%	12/2/2031	47,305	47,187	47,187	2.34
Maverick Bidco Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	12/2/2031	—	(3)	(6)	—
Maverick Bidco Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	12/2/2031	—	(5)	(5)	—
McAfee Corp.	(5)(8)(15)(18)	First Lien Term Loan	S + 3.00%	6.67%	3/1/2029	5,211	5,204	4,826	0.24
ML Holdco, LLC	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.15%	10/25/2032	26,581	26,520	26,517	1.31
ML Holdco, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	10/25/2032	—	(8)	(17)	—
Montana Buyer Inc.	(8)(17)	First Lien Term Loan	S + 4.75%	8.42%	7/22/2029	25,103	25,103	25,103	1.24
Montana Buyer Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.42%	7/22/2028	—	(1)	—	—
MRI Software LLC	(8)(15)(16)	First Lien Term Loan	S + 4.75%	8.40%	2/10/2028	3,513	3,508	3,513	0.17
MRI Software LLC	(8)(16)	First Lien Term Loan	S + 4.75%	8.40%	2/10/2028	29	28	29	—
MRI Software LLC	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	2/10/2028	1,293	1,288	1,293	0.06
MRI Software LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	2/10/2028	106	105	106	0.01
MRI Software LLC	(7)(13)(15)(16)	First Lien Revolver	S + 4.75%	8.40%	2/10/2028	46	46	46	—
Nasuni Corporation	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.65%	9/10/2030	6,250	6,213	6,203	0.31
Nasuni Corporation	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.65%	9/10/2030	—	(8)	(10)	—
Navex Global Holdings Corporation	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.65%	10/14/2032	29,204	29,079	29,134	1.44
Navex Global Holdings Corporation	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	10/14/2032	—	(13)	(25)	—
Navex Global Holdings Corporation	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.65%	10/14/2031	—	(1)	(1)	—
North Star Acquisitionco, LLC	(8)(16)	First Lien Term Loan	S + 4.50%	8.17%	5/3/2029	4,064	4,064	4,064	0.20
North Star Acquisitionco, LLC	(8)(13)(16)	First Lien Term Loan	S + 4.50%	8.17%	5/3/2029	2,367	2,358	2,367	0.12
North Star Acquisitionco, LLC	(8)(13)(16)	First Lien Term Loan	C + 4.50%	6.77%	5/3/2029	CAD 9,064	6,553	6,604	0.33
North Star Acquisitionco, LLC	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	5/3/2029	1,643	1,640	1,643	0.08
North Star Acquisitionco, LLC	(15)(16)	First Lien Delayed Draw Term Loan	S + 4.50%	8.17%	5/3/2029	371	371	371	0.02
North Star Acquisitionco, LLC	(7)(15)(16)	First Lien Revolver	S + 4.50%	8.17%	5/3/2029	—	(9)	—	—
OLO Parent, Inc.	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.28%	9/13/2032	29,133	29,065	29,061	1.44
OLO Parent, Inc.	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.15%	9/13/2032	—	(6)	(7)	—
Onit, Inc.	(8)(13)(15)(17)	First Lien Term Loan	S + 4.75%	8.40%	1/27/2032	18,947	18,866	18,947	0.94
Onit, Inc.	(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.15%	1/27/2032	6,022	6,010	6,010	0.30
Onit, Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	1/27/2032	—	(18)	—	—

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (21)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Software (continued)
Onit, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.75%	8.40%	1/27/2032	$—	$(14)	$—	—%
Pegasus Transtech Holding, LLC	(8)(16)	First Lien Term Loan	S + 6.00%	9.67%	11/17/2026	243	243	239	0.01
Pegasus Transtech Holding, LLC	(13)(15)(16)	First Lien Term Loan	S + 6.00%	9.67%	11/17/2026	10	10	10	—
Perforce Software, Inc.	(8)(13)(19)	First Lien Term Loan	S + 4.75%	8.42%	7/2/2029	2,947	2,896	2,653	0.13
Prism Parent Co. Inc.	(8)(13)(17)	First Lien Term Loan	S + 5.00%	8.67%	9/19/2028	3,911	3,911	3,872	0.19
Prism Parent Co. Inc.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.67%	9/19/2028	160	159	156	0.01
Proofpoint, Inc.	(5)(15)(18)	First Lien Term Loan	S + 3.00%	6.65%	8/31/2028	2,037	2,036	2,051	0.10
QBS Parent, Inc.	(8)(13)(15)(17)	First Lien Term Loan	S + 4.50%	8.15%	6/3/2032	4,738	4,727	4,714	0.23
QBS Parent, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 4.50%	8.17%	6/3/2032	41	44	39	—
Rally Buyer, Inc.	(13)(15)(17)	First Lien Term Loan	S + 6.25%	9.90% (Incl. 3.50% PIK)	7/19/2029	181	181	160	0.01
Rally Buyer, Inc.	(15)(17)	First Lien Delayed Draw Term Loan	S + 6.25%	9.90% (Incl. 3.50% PIK)	7/19/2029	15	15	14	—
Renaissance Holding Corp	(5)(15)(18)	First Lien Term Loan	S + 4.00%	7.67%	4/5/2030	4,937	4,928	4,326	0.21
Routeware, Inc.	(13)(15)(16)	First Lien Term Loan	S + 5.25%	8.90%	9/18/2031	6,364	6,338	6,364	0.32
Routeware, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	8.90%	9/18/2031	386	379	386	0.02
Routeware, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 5.25%	8.92%	9/18/2031	136	134	136	0.01
Spartan Bidco Pty Ltd	(6)(8)(17)	First Lien Term Loan	S + 6.50%	10.30%	1/24/2028	270	265	269	0.01
Spartan Bidco Pty Ltd	(6)(13)(15)(17)	First Lien Term Loan	S + 6.50%	10.30%	1/24/2028	9,280	9,240	9,234	0.46
Spartan Bidco Pty Ltd	(6)(7)(13)(15)(17)	First Lien Revolver	S + 6.50%	10.27%	1/24/2028	263	256	260	0.01
Thunder Purchaser, Inc.	(8)(13)(16)	First Lien Term Loan	S + 5.25%	9.05%	6/30/2028	4,374	4,357	4,374	0.22
Thunder Purchaser, Inc.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.25%	9.05%	6/30/2028	7,372	7,353	7,372	0.37
TriMech Acquisition Corp.	(8)(16)	First Lien Term Loan	S + 4.75%	8.40%	3/10/2028	1,803	1,803	1,799	0.09
TriMech Acquisition Corp.	(13)(15)(16)	First Lien Term Loan	S + 4.75%	8.40%	3/10/2028	4,045	4,045	4,035	0.20
TriMech Acquisition Corp.	(8)(13)(16)	First Lien Term Loan	S + 4.75%	8.40%	3/10/2028	2,146	2,138	2,141	0.11
TriMech Acquisition Corp.	(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	3/10/2028	10,870	10,834	10,843	0.54
TriMech Acquisition Corp.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	SON + 4.75%	8.32%	3/10/2028	GBP 906	1,220	1,212	0.06
TriMech Acquisition Corp.	(7)(15)(16)	First Lien Revolver	S + 4.75%	8.40%	3/10/2028	1,093	1,072	1,075	0.05
UKG Inc.	(5)(15)(19)	First Lien Term Loan	S + 2.50%	6.15%	2/10/2031	6,733	6,727	6,748	0.34
Validity, Inc.	(13)(15)(18)	First Lien Term Loan	S + 5.25%	8.90%	4/12/2032	4,392	4,309	4,348	0.22
Validity, Inc.	(7)(13)(15)(19)	First Lien Revolver	S + 4.75%	8.40%	4/10/2030	—	—	—	—
Vamos Bidco, Inc	(13)(15)(18)	First Lien Term Loan	S + 4.75%	8.40%	1/30/2032	8,798	8,758	8,776	0.43
Vamos Bidco, Inc	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.75%	8.40%	1/30/2032	—	(8)	(9)	—
Vamos Bidco, Inc	(7)(13)(15)(18)	First Lien Revolver	S + 4.75%	8.40%	1/30/2032	—	(6)	(3)	—
WatchGuard Technologies, Inc.	(8)(17)	First Lien Term Loan	S + 5.25%	8.92%	7/2/2029	245	238	245	0.01
							644,751	643,354	31.91

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (21)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Specialty Retail
LS Group Opco Acquisition LLC (LS Group PropCo Acquisition LLC)	(5)(8)(15)(19)	First Lien Term Loan	S + 2.50%	6.15%	4/23/2031	$4,110	$4,115	$4,120	0.20%
Mavis Tire Express Services Topco, Corp.	(5)(8)(15)(17)	First Lien Term Loan	S + 3.00%	6.67%	5/4/2028	5,402	5,401	5,428	0.27
Monahan Products, LLC	(8)(16)	First Lien Term Loan	S + 5.50%	9.17%	8/27/2027	245	243	243	0.01
SCW Holdings III Corp.	(8)(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.65%	3/17/2032	13,055	13,019	13,055	0.65
SCW Holdings III Corp.	(7)(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 5.00%	8.65%	3/17/2032	—	(6)	—	—
SCW Holdings III Corp.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.65%	3/17/2031	—	(8)	—	—
Shock Doctor Intermediate, LLC	(8)(16)	First Lien Term Loan	S + 5.50%	9.15%	11/20/2029	242	240	242	0.01
							23,004	23,088	1.14
Technology Hardware, Storage and Peripherals
TA TT Buyer, LLC	(5)(8)(18)	First Lien Term Loan	S + 4.75%	8.40%	4/2/2029	2,947	2,939	2,882	0.14
UBEO, LLC	(8)(16)	First Lien Term Loan	S + 5.25%	8.90%	7/3/2028	804	803	804	0.05
Victors Purchaser, LLC	(13)(15)(18)	First Lien Term Loan	S + 4.50%	8.15%	12/23/2032	16,906	16,878	16,885	0.84
Victors Purchaser, LLC	(7)(13)(15)(18)	First Lien Delayed Draw Term Loan	S + 4.50%	8.15%	12/23/2032	—	(1)	(3)	—
Victors Purchaser, LLC	(7)(13)(15)(18)	First Lien Revolver	S + 4.50%	8.17%	12/23/2032	199	197	196	0.01
							20,816	20,764	1.04
Textiles, Apparel and Luxury Goods
Gloves Buyer, Inc.	(5)(15)(18)	First Lien Term Loan	S + 4.00%	7.67%	5/21/2032	6,000	5,972	5,981	0.30
Gloves Buyer, Inc.	(5)(7)(15)(18)	First Lien Revolver	S + 1.50%	5.17%	5/22/2030	42	42	42	—
Varsity Brands, Inc.	(5)(15)(19)	First Lien Term Loan	S + 3.00%	6.65%	8/26/2031	6,305	6,288	6,336	0.31
							12,302	12,359	0.61
Trading Companies and Distributors
Kele Holdco, Inc.	(8)(16)	First Lien Term Loan	S + 4.50%	8.17%	2/20/2028	2,607	2,607	2,607	0.13
Kele Holdco, Inc.	(7)(15)(16)	First Lien Revolver	S + 4.50%	8.17%	2/20/2028	51	51	51	—
Painters Supply and Equipment Co.	(8)(13)(16)	First Lien Term Loan	S + 5.50%	9.25%	8/10/2027	2,425	2,416	2,353	0.12
Painters Supply and Equipment Co.	(8)(16)	First Lien Term Loan	S + 5.50%	9.25%	8/10/2027	3,365	3,340	3,264	0.16
Painters Supply and Equipment Co.	(7)(13)(15)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.25%	8/10/2027	507	501	440	0.02
Painters Supply and Equipment Co.	(8)(16)	First Lien Delayed Draw Term Loan	S + 5.50%	9.25%	8/10/2027	1,532	1,521	1,486	0.07
							10,436	10,201	0.50
Transportation Infrastructure
VRS Buyer, Inc.	(5)(15)(19)	First Lien Term Loan	S + 3.50%	7.15%	10/12/2032	10,205	10,156	10,248	0.51
VRS Buyer, Inc.	(5)(7)(15)(19)	First Lien Delayed Draw Term Loan	S + 3.50%	7.15%	10/12/2032	—	(3)	4	—
							10,153	10,252	0.51

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (21)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Wireless Telecommunication Services
Alert Media, Inc.	(8)(16)	First Lien Term Loan	S + 6.25%	9.90% (Incl. 8.91% PIK)	4/12/2027	$143	$143	$143	0.01%
Alert Media, Inc.	(8)(16)	First Lien Term Loan	S + 5.25%	8.90%	4/12/2027	131	131	131	0.01
Alert Media, Inc.	(8)(13)(16)	First Lien Term Loan	S + 6.25%	9.90% (Incl. 8.91% PIK)	4/12/2027	471	470	471	0.02
Alert Media, Inc.	(7)(13)(15)(16)	First Lien Revolver	S + 5.25%	8.90%	4/12/2027	—	(1)	—	—
CCI Buyer, Inc.	(13)(15)(17)	First Lien Term Loan	S + 5.00%	8.65%	5/13/2032	34,654	34,482	34,481	1.71
CCI Buyer, Inc.	(7)(13)(15)(17)	First Lien Revolver	S + 5.00%	8.65%	5/13/2032	—	(10)	(10)	—
DAS Purchaser 2 Corp.	(13)(15)(17)	First Lien Term Loan	S + 7.00%	10.58% (Incl. 8.73% PIK)	4/30/2027	91	90	88	—
DAS Purchaser 2 Corp.	(13)(15)(17)	First Lien Delayed Draw Term Loan	S + 7.00%	10.58% (Incl. 8.73% PIK)	4/30/2027	181	180	175	0.01
							35,485	35,479	1.76
Total Secured Debt Investments							4,067,531	4,062,930	201.37

Unsecured Debt Investments

Diversified Consumer Services
AVG Intermediate Holdings LLC	(15)	Subordinated Unsecured Term Loan	N/A	13.75% PIK	3/16/2028	862	862	832	0.04
AVG Intermediate Holdings LLC	(15)	Subordinated Unsecured Delayed Draw Term Loan	N/A	13.75% PIK	3/16/2028	330	330	318	0.02
PPV Intermediate Holdings, LLC	(15)	Subordinated Unsecured Term Loan	N/A	13.75% PIK	8/31/2030	8	8	8	—
PPV Intermediate Holdings, LLC	(3)(8)	Subordinated Unsecured Delayed Draw Term Loan	N/A	13.75% PIK	8/31/2030	—	—	—	—
PPV Intermediate Holdings, LLC	(3)(15)	Subordinated Unsecured Delayed Draw Term Loan	N/A	13.75% PIK	8/31/2030	—	—	—	—
							1,200	1,158	0.06
Health Care Technology
Employee Health Co.	(15)	Senior Unsecured Term Loan	N/A	13.00% PIK	11/10/2031	316	311	306	0.01
							311	306	0.01
Healthcare Equipment and Supplies
GTCR BC Intermediate II, Inc.	(6)(13)(15)	Subordinated Unsecured Term Loan	N/A	12.75% PIK	11/20/2034	6,977	6,805	6,807	0.34
							6,805	6,807	0.34
Healthcare Providers and Services
OB Hospitalist Group, Inc.	(15)(16)	Subordinated Unsecured Term Loan	S + 9.50%	13.27% (Incl. 9.50% PIK)	9/27/2028	24	24	24	—
							24	24	—
Insurance
KWOR Acquisition, Inc.	(13)(15)(16)	Subordinated Unsecured Term Loan	S + 8.00%	11.65% (Incl. 8.00% PIK)	2/28/2030	714	714	714	0.04
							714	714	0.04

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (21)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
IT Services
OEC Holdco, LLC	(13)(15)	Subordinated Unsecured Term Loan	N/A	11.00% PIK	12/30/2035	$10,000	$9,800	$9,800	0.48%
							9,800	9,800	0.48
Total Unsecured Debt Investments							18,854	18,809	0.93

Equity Investments
Automobile Components
Enthusiast Auto Holdings, LLC	(3)(11)(15)	Common	—	—	—	—	136	195	0.01
Quality Automotive Services, LLC	(11)(15)	Common	—	—	—	237	366	570	0.03
							502	765	0.04
Building Products
MDC Interior Acquisition Inc	(12)(13)(15)	Common	—	—	—	1	894	1,062	0.05
							894	1,062	0.05
Capital Markets
Arax MidCo, LLC	(7)(12)(13)(15)	Common	—	—	—	845	845	972	0.05
Lido Advisors, LLC	(12)(13)(15)	Preferred	N/A	7.00% PIK	—	529	562	555	0.03
Lido Advisors, LLC	(12)(13)(15)	Common	—	—	—	529	547	547	0.03
							1,954	2,074	0.11
Chemicals
Americhem, Inc.	(12)(13)(15)	Common	—	—	—	6	571	716	0.04
Bulab Holdings, Inc.	(12)(13)(15)	Common	—	—	—	867	870	868	0.04
							1,441	1,584	0.08
Commercial Services and Supplies
AWP Group Holdings, Inc.	(3)(11)(15)	Common	—	—	—	—	309	315	0.01
Hercules Blocker LLC	(9)(11)(15)	Common	—	—	—	140	252	198	0.01
Low Voltage Holdings INC.	(12)(13)(15)	Common	—	—	—	2	2,363	2,831	0.14
REP Summit Coinvest IV, L.P.	(12)(13)(15)	LP Units	—	—	—	753	756	753	0.04
Zinc Buyer Corporation	(12)(13)(15)	LP Units	—	—	—	242	242	317	0.02
							3,922	4,414	0.22
Construction & Engineering
Hydraulic Technologies USA LLC	(12)(13)(15)	Common	—	—	—	7	7	—	—
Hydraulic Technologies USA LLC	(12)(13)(15)	Preferred	—	—	—	742	742	245	0.01
MEI Buyer LLC	(11)(15)	Common	—	—	—	1	796	2,412	0.12
							1,545	2,657	0.13
Containers and Packaging
Packaging Coordinators Midco, Inc.	(12)(13)(15)	Common	—	—	—	2	1,935	2,143	0.11
							1,935	2,143	0.11
Diversified Consumer Services
AVG Intermediate Holdings LLC	(11)(15)	Common	—	—	—	243	387	190	0.01
EXPG Holdings, L.P.	(12)(13)(15)	Common	—	—	—	1	515	515	0.03
FSHS I, LLC	(3)(11)(15)	Common	—	—	—	—	203	189	0.01
GS SEER Group Holdings, LLC	(3)(11)(15)	Common	—	—	—	—	110	82	—
Health Buyer LLC	(3)(11)(15)	Common	—	—	—	—	159	149	0.01
Home Service TopCo IV, Inc.	(11)(15)	Common	—	—	—	2	264	335	0.02

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (21)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Diversified Consumer Services (continued)
Seahawk BidCo, LLC	(12)(13)(15)	LP Units	—	—	—	3	$3,035	$3,183	0.16%
US Fitness Holdings, LLC	(12)(13)(15)	LP Units	—	—	—	3	3,182	4,799	0.24
VPP Intermediate Holdings, LLC	(3)(11)(15)	LP Units	—	—	—	—	265	265	0.01
							8,120	9,707	0.49
Electronic Equipment, Instruments and Components
Wildcat Topco, Inc.	(12)(13)(15)	LP Units	—	—	—	628	628	617	0.03
							628	617	0.03
Energy Equipment and Services
CRCI Longhorn Holdings, Inc.	(12)(13)(15)	LP Units	—	—	—	1	1,154	1,343	0.07
Integrated Power Services Holdings, Inc.	(3)(11)(15)	Common	—	—	—	—	895	1,298	0.06
							2,049	2,641	0.13
Financial Services
Cerity Partners Equity Holding LLC	(12)(13)(15)	Preferred	N/A	13.75% PIK	—	2,328	2,606	2,644	0.13
Foreside Financial Group, LLC	(11)(15)	Common	—	—	—	507	648	761	0.04
Foreside Financial Group, LLC	(11)(15)	Preferred	N/A	11.00% PIK	—	659	964	967	0.05
GTCR Momentum Aggregator LP	(12)(13)(15)	Preferred	N/A	12.00% PIK	—	865	961	913	0.04
							5,179	5,285	0.26
Healthcare Providers and Services
AB Centers Acquisition Corporation	(10)(11)(15)	Preferred	N/A	8.00% PIK	—	136	373	594	0.03
ACG Parent Holdings, LP	(12)(13)(15)	Common	—	—	—	17	17	217	0.01
ACG Parent Holdings, LP	(12)(13)(15)	Preferred	N/A	8.00% PIK	—	2	1,734	1,692	0.08
EPFS Buyer, Inc.	(12)(13)(15)	Common	—	—	—	1	625	809	0.04
MRO Corporation	(12)(13)(15)	Common	—	—	—	1	716	807	0.04
OIS Management Services, LLC	(11)(15)	Preferred	—	—	—	42	554	1,047	0.05
RxSense Holdings LLC	(11)(15)	Common	—	—	—	14	284	637	0.03
SCHP Holdings, L.P.	(12)(13)(15)	Common	—	—	—	20	1,987	1,987	0.10
USHV Management, LLC	(11)(15)	Common	—	—	—	100	106	89	—
							6,396	7,879	0.38
Healthcare Equipment and Supplies
Cyan Investors LP	(6)(7)(12)(13)(15)	LP Units	—	—	—	1,690	1,690	1,690	0.08
							1,690	1,690	0.08
Health Care Technology
DeLorean Purchaser, Inc.	(12)(13)(15)	Common	—	—	—	3,043	3,043	3,127	0.15
F&M Buyer LLC	(12)(13)(15)	Common	—	—	—	1,217	1,217	1,484	0.07
FH VH Parent, L.P.	(12)(13)(15)	Common	—	—	—	785	1,130	1,130	0.06
Goldeneye Parent, LLC	(12)(13)(15)	Preferred	—	—	—	1	1,111	1,111	0.06
Goldeneye Parent, LLC	(12)(13)(15)	Common	—	—	—	54	—	253	0.01
Novacap TMT VI Co-Investment (Invita) LP	(7)(12)(13)(15)	Common	—	—	—	446	472	436	0.02
Unlimited Technology Holdings, LLC	(12)(13)(15)	Common	—	—	—	1,655	1,655	2,559	0.13
							8,628	10,100	0.50

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (21)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Insurance
AmeriLife Holdings LLC	(11)(15)	Common	—	—	—	6	$222	$388	0.02%
Galway Borrower LLC	(11)(15)	Common	—	—	—	11	13	13	—
Galway Borrower LLC	(11)(15)	Preferred	—	—	—	97	119	115	0.01
Integrity Marketing Acquisition, LLC	(3)(11)(15)	Common	—	—	—	—	6	6	—
Integrity Marketing Acquisition, LLC	(11)(15)	Preferred	N/A	10.50% PIK	—	195	792	738	0.04
Iris Specialty Acquisition LLC	(12)(13)(15)	Common	—	—	—	3,395	3,395	3,395	0.17
KWOR Acquisition, Inc.	(3)(12)(13)(15)	Common	—	—	—	—	330	5	—
KWOR Acquisition, Inc.	(3)(12)(13)(15)	Preferred	N/A	12.40% PIK	—	—	481	481	0.02
Mclarens Midco Inc.	(11)(15)	Common	—	—	—	40	132	124	0.01
Unison Risk Advisors Inc.	(12)(13)(15)	Common	—	—	—	1,820	2,857	2,887	0.14
							8,347	8,152	0.41
IT Services
DT1 Midco Corp	(12)(13)(15)	Common	—	—	—	3,422	3,422	3,475	0.17
Ridge Trail US Bidco, Inc.	(12)(13)(15)	Preferred	N/A	11.00% PIK	—	1,418	1,616	1,613	0.08
Ridge Trail US Bidco, Inc.	(12)(13)(15)	Common	—	—	—	34	34	—	—
Spirit RR Holdings, Inc.	(11)(15)	Common	—	—	—	445	673	1,183	0.06
							5,745	6,271	0.31
Pharmaceuticals
Creek Parent, Inc.	(12)(13)(15)	Common	—	—	—	150	150	206	0.01
							150	206	0.01
Professional Services
Elevator Holdco, Inc. Common Stock	(3)(11)(15)	Common	—	—	—	—	453	351	0.02
Marina Acquisition, Inc.	(3)(12)(13)(15)	Common	—	—	—	—	231	176	0.01
Monarch Buyer, Inc.	(12)(13)(15)	Common	—	—	—	2,753	2,791	3,210	0.16
USRP Holdings, Inc.	(3)(11)(15)	Preferred	—	—	—	—	285	233	0.01
							3,760	3,970	0.20
Software
CB ML Co-Invest, L.P.	(12)(13)(15)	Common	—	—	—	3,780	3,794	3,780	0.19
Concord Global Acquisition, LLC	(12)(13)(15)	Preferred	N/A	8.00% PIK	—	3	2,987	2,951	0.14
Concord Global Acquisition, LLC	(12)(13)(15)	Common	—	—	—	2,667	—	—	0.01
Eclipse Buyer, Inc.	(12)(13)(15)	Preferred	N/A	12.50% PIK	—	1	5,890	5,877	0.29
North Star Acquisitionco, LLC	(11)(15)	Common	—	—	—	336	362	471	0.02
Noble Aggregator LP	(12)(13)(15)	Common	—	—	—	4	4,068	4,068	0.20
							17,101	17,147	0.85

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

Investments (1)	Footnotes	Asset Type	Reference Rate and Spread (2)	Interest Rate	Maturity Date	Par Amount / Shares (21)	Amortized Cost (4)	Fair Value	Percentage of Net Assets
Specialty Retail
SCW Holdings III Corp.	(12)(13)(15)	LP Units	—	—	—	1	$1,167	$1,723	0.09%
							1,167	1,723	0.09
Technology Hardware, Storage and Peripherals
Victors Purchaser, LLC	(12)(13)(15)	LP Units	—	—	—	333	333	333	0.02
WP Victors Co-Investment	(12)(13)(15)	LP Units	—	—	—	317	317	317	0.01
							650	650	0.03
Textiles, Apparel and Luxury Goods
Gloves Buyer, Inc.	(12)(13)(15)	Common	—	—	—	2	243	412	0.02
							243	412	0.02
Trading Companies and Distributors
Kele Holdco, Inc.	(3)(11)(15)	Common	—	—	—	—	187	299	0.01
Painters Supply and Equipment Co.	(11)(15)	Common	—	—	—	2	522	161	0.01
							709	460	0.02
Transportation Infrastructure
VRS Buyer, Inc.	(12)(13)(15)	Common	—	—	—	9	915	1,043	0.05
							915	1,043	0.05
Total Equity Investments							83,670	92,652	4.60
Total Investments - non-controlled/non-affiliated							4,170,055	4,174,391	206.90

Short-Term Investments
BlackRock Liquidity T-Fund - Institutional Shares	(14)		—	—	—		71,644	71,644	3.55
Total Short-Term Investments							71,644	71,644	3.55
Total Investments at fair value							$4,241,699	$4,246,035	210.45%

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

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
3.
Investments with par value / shares less than 500 are shown as zero.
4.
The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
5.
These investments were not valued using unobservable inputs and are not considered Level 3 investments. Fair value was determined in good faith by the Adviser as the Company’s valuation designee, subject to the oversight of the Board of Trustees (the “Board”) (see “Note 2. Significant Accounting Policies” and “Note 6. Fair Value Measurements”), pursuant to the Company’s valuation policy.
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
7.
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value result from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See below and “Note 8. Commitments and Contingencies” to the consolidated financial statements for more information on the Company’s unfunded commitments.
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
13.
These are co-investments made with the Company’s affiliates in accordance with the terms of the exemptive order the Company received from the Securities and Exchange Commission (the “SEC”) permitting the Company to do so (see “Note 3. Agreements and Related Party Transactions” to the consolidated financial statements for discussion of the exemptive order from the SEC).
14.
Short-term investments amounting to $71,644 are invested in money market funds (BlackRock Liquidity T-Fund - Institutional Shares) and would be categorized as Level 1 under the ASC 820 fair value level hierarchy as of December 31, 2025.
15.
Position or portion thereof is or can be pledged as collateral under the Revolving Credit Facility (as defined below).
16.
Loan includes interest floor of 1.00%.
17.
Loan includes interest floor of 0.75%.
18.
Loan includes interest floor of 0.50%.
19.
Loan includes interest floor of 0.00%.
20.
Position is on non-accrual status. See “Note 2. Significant Accounting Policies” in the accompanying notes to the consolidated financial statements for additional information on the Company’s accounting policies.
21.
For the quarter ended September 30, 2026, the Company changed the presentation of par amount in the Consolidated Schedule of Investments from total commitment to total outstanding (i.e., funded par). The Consolidated Schedule of Investments as of December 31, 2025 has been recast to conform to the current period. This change in presentation had no impact on the Company's financial position or results of operations.

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

December 31, 2025

(in thousands)

As of December 31, 2025, the Company had the following commitments to fund various revolving, delayed draw and equity investments. Such commitments, also included in the Consolidated Schedule of Investments above, are subject to the satisfaction of certain conditions set forth in the documents governing these loans. See “Note 8. Commitments and Contingencies” to the consolidated financial statements for more information on the Company’s unfunded commitments.

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

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

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

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

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

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

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

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

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

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

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

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

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

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

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

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

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

ANTARES STRATEGIC CREDIT FUND

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)(Continued)

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

The Company may enter into interest rate, foreign exchange, and/or other derivative arrangements to hedge against interest rate, currency, and/or other credit-related risks through the use of futures, swaps, options and forward contracts. These hedging activities will be subject to the applicable legal and regulatory compliance requirements; however, there can be no assurance that any hedging strategy employed will be successful. The Company may also seek to borrow capital in local currencies as a means of hedging non-U.S. dollar-denominated investments.

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

The Company has formed wholly owned subsidiaries for the purpose of holding certain investments in portfolio companies. As of September 30, 2026, the Company’s wholly owned subsidiaries were formed as Delaware limited liability companies and include: Antares Strategic Credit SPV LLC (“A-Star SPV”), Antares CLO 2026-2 LLC (“A-Star CLO”) and A-Star Equity Holdings LLC (“A-Star Equity”, and collectively with A-Star SPV and A-Star CLO, the “Subsidiaries”). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of the respective subsidiary’s formation.

Note 2. Significant Accounting Policies

Basis of Presentation

Interim consolidated financial statements and related financial information have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Articles 6-10 of Regulation S-X. The Company is considered an Investment Company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”), and pursuant to Regulation S-X. The current period's results of operations will not necessarily be indicative of results that ultimately are achieved for the year ending December 31, 2026. In the opinion of management, all adjustments, which are of normal recurring nature, considered necessary for the fair statement of the consolidated financial statements for the periods presented, have been included.

Reclassifications

For the quarter ended September 30, 2026, the Company changed the presentation of par amount in the Consolidated Schedule of Investments from total commitment to total outstanding (i.e., funded par). The Consolidated Schedule of Investments as of December 31, 2025 has been recast to conform to the current period. This change in presentation had no impact on the Company’s financial position or results of operations.

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

Cash

Cash consists of demand deposits and is carried at cost, which approximates fair value. The Company deposits its cash with financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.

Short-term investments

Short-term investments consist of highly liquid investments, such as money market funds, with original maturities of three months or less.

Organization and Offering Expenses

Organization costs include costs relating to the formation and organization of the Company, and are expensed as incurred. For the three and nine months ended September 30, 2026 and 2025, the Company did not incur any organization costs.

Costs associated with the Company’s offering of Common Shares are capitalized and included as deferred offering costs on the Consolidated Statements of Assets and Liabilities and are amortized over a twelve-month period from the date of incurrence. For the three and nine months ended September 30, 2026, the Company incurred zero and $11 of offering costs, respectively, and amortized $7 and $34, respectively. For the three and nine months ended September 30, 2025, the Company incurred $11 and $66 of offering costs, respectively, and amortized $17 and $123, respectively.

As of September 30, 2026 and December 31, 2025, $7 and $30, respectively, in deferred offering costs were included on the Consolidated Statements of Assets and Liabilities.

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

Where prices or inputs are not available, or, in the judgment of the Adviser, not reliable, valuation approaches based on the facts and circumstances of the particular investment are utilized. Securities that are not publicly traded or for which market prices are not readily available, as is the case for a substantial portion of the Company’s investments, are valued at fair value as determined in good faith by the Adviser as the Company’s valuation designee under Rule 2a-5 under the 1940 Act, pursuant to the Company’s valuation policy, and under the oversight of the Board of Trustees (the “Board”), based on, among other things, the input of the Company’s management and the audit committee. In addition, the Adviser has retained independent valuation firms to review valuations on a rotational basis. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.

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
•
The Adviser’s valuation committee with respect to the Company (the “Valuation Committee”) reviews each valuation recommendation to confirm it has been calculated in accordance with the valuation policy and confirms that the independent valuation firms’ valuation ranges, when utilized, are reasonable;
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

As of September 30, 2026, independent valuation firms retained by the Company reviewed substantially all quarter end valuations of investments without readily available market quotations that were (i) originated or purchased prior to the first calendar day of the quarter and (ii) not a de minimis investment, as determined by the Adviser.

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

Revenue Recognition

The Company generates revenue in the form of interest and fee income on debt investments, and dividend income from equity investments in portfolio companies. The senior and subordinated debt investments bear interest at a fixed or floating rate, and are generally payable monthly, quarterly or semi-annually. In some cases, some of the Company’s investments provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt investments and any accrued but unpaid PIK interest generally become due at the maturity date. Original issue discounts and market discounts or premiums are capitalized, and the Company accretes or amortizes such amounts as interest income. In addition, the Company generates revenue from various fees in the ordinary course of business, such as structuring, consent, waiver, amendment, syndication and other miscellaneous fees.

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the debt investments using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt investment, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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

Other Income

The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication fees as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past-due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

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

To maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, for each taxable year, the Company must distribute to its shareholders at least 90% of the sum of (i) its “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax-exempt income.

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

Distributions will be treated in the manner described above regardless of whether such distributions are paid in cash or invested in additional shares pursuant to the distribution reinvestment plan. Shareholders receiving distributions in the form of additional shares will generally be treated as receiving a distribution in the amount of the fair market value of the distributed shares. The additional shares received by a shareholder pursuant to the distribution reinvestment plan will have a new holding period commencing on the day following the day on which the shares were credited to the shareholder’s account. For more information on the distribution reinvestment plan, please refer to “Note 9. Net Assets”.

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

Recent Accounting Pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”) issued by the Financial Accounting Standards Board (the “FASB”).

In September 2026, the FASB issued ASU No. 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”), which requires investment companies to consider contractual sale restrictions on equity securities when measuring fair value and to disclose the discount attributable to such restrictions. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of this guidance; however, the Company does not expect the adoption of ASU 2026-03 to have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application are permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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

The Company pays the Adviser fees for its services under the Investment Advisory Agreement. The fees consist of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee is ultimately borne by the Company’s shareholders.

Management fees

The base management fee is payable quarterly in arrears at an annual rate of 1.25% of the average of the Company’s net asset value (“NAV”) as of the beginning of the prior quarter and the beginning of the then current quarter.

For the three and nine months ended September 30, 2026, the Company incurred $6,690 and $19,831, respectively, of management fees. For the three and nine months ended September 30, 2025, the Company incurred $5,615 and $14,591, respectively, of management fees. For both the three and nine months ended September 30, 2026 and 2025, no management fees were waived. As of September 30, 2026 and December 31, 2025, management fees payable balances were $6,690 and $6,209, respectively.

Incentive fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of income and a portion is based on a percentage of capital gains, each described below.

Income based incentive fee

The investment income based incentive fee is based on “Pre-Incentive Fee Net Investment Income Returns” meaning dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fees, amendment fees, ticking fees and break-up fees, as well as prepayment premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate in its capacity as an administrative agent, syndication agent, collateral agent, loan servicer or other similar capacity) accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Investment Advisory Agreement and Administration Agreement (as defined below), any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred shares, but excluding the incentive fee and shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that has not yet been received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

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

For the three and nine months ended September 30, 2026, the Company incurred income based incentive fees of $6,498 and $20,484, respectively, and recorded no capital gains incentive fees. For the three and nine months ended September 30, 2025, the Company incurred income based incentive fees of $6,265 and $16,603, respectively. For the three months ended September 30, 2025, the Company recorded no capital gains incentive fees. For the nine months ended September 30, 2025, the Company recorded a reversal of capital gains incentive fees of ($330), before impact of reversal of incentive fee waiver.

For the nine months ended September 30, 2025, the Company reversed $165 of previously recorded incentive fee waiver.

As of September 30, 2026 and December 31, 2025, total incentive fees payable balances were $6,498 and $6,920, respectively.

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

Administration Agreement

On December 18, 2023, the Company entered into an administration agreement (the “Administration Agreement”) with Antares Capital Credit Advisers LLC (in such role, the “Administrator”). Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Company’s other service providers), preparing reports to shareholders and reports filed with the SEC, preparing materials and coordinating meetings of the Company’s Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services.

The Company reimburses the Administrator for its costs, expenses and allocable portion of overhead (including compensation of personnel performing administrative duties) in connection with the services performed for the Company pursuant to the terms of the Administration Agreement. For the three and nine months ended September 30, 2026, the Company incurred administrative service fees of $329 and $967, respectively. For the three and nine months ended September 30, 2025, the Company incurred administrative service fees of $172 and $473, respectively.

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

The Company has paid the Placement Agent a one-time implementation fee of $5 and will pay a recurring annual fee ranging between 0.0035% - 0.0050% of the Company’s net assets in excess of $1,700,000, subject to a minimum annual fee of $25. The Company will also pay reasonable, pre-approved out-of-pocket expenses incurred by the Placement Agent in connection with the services provided pursuant to the Placement Agreements.

Expense Support Agreement

On December 18, 2023, the Board approved an expense support and conditional reimbursement agreement (the “Expense Support Agreement”). Under the terms of the Expense Support Agreement, the Adviser is obligated to pay the Company’s total organization and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses of the Company on the Company’s behalf such that these operating expenses of the Company do not exceed 1.00% (on annualized basis) of the Company’s NAV. Additionally, the Adviser may elect to pay certain additional expenses of the Company on the Company’s behalf. To the extent the Company’s Available Operating Funds (as defined in the Expense Support Agreement) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in the relevant calendar month, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 1.00% of the Company’s NAV and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering costs that were incurred more than three years prior to the proposed reimbursement.

For the three and nine months ended September 30, 2026 and 2025, the Adviser provided no expense support pursuant to the Expense Support Agreement. The Company’s obligation to make a reimbursement payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month. For the three and nine months ended September 30, 2026 and 2025, no reimbursement payments were made by the Company to the Adviser. Through September 30, 2026, the Adviser has provided cumulative expense support of $330 pursuant to the Expense Support Agreement.

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

Note 4. Investments

The composition of the Company’s investment portfolio at amortized cost and fair value was as follows:

	September 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$4,420,190	$4,380,898	95.87%	$4,067,531	$4,062,930	95.69%
Unsecured Debt	20,985	20,476	0.45	18,854	18,809	0.44
Equity Investments	92,538	106,046	2.32	83,670	92,652	2.18
Short-Term Investments	62,302	62,302	1.36	71,644	71,644	1.69
Total Investments	$4,596,015	$4,569,722	100.00%	$4,241,699	$4,246,035	100.00%

As of both September 30, 2026, and December 31, 2025, there was one portfolio company with loans on non-accrual status (fair value of $2,359 and $2,591, respectively).

The industry composition of the Company’s non-controlled/non-affiliated investments (at fair value) was as follows:

	September 30, 2026	December 31, 2025
Software	19.10%	15.82%
Financial Services	8.72	7.96
Insurance	8.58	7.61
Healthcare Providers and Services	7.27	7.45
Commercial Services and Supplies	6.97	7.44
Diversified Consumer Services	6.84	6.52
Health Care Technology	6.29	6.27
Professional Services	4.87	5.68
Chemicals	3.17	3.45
Pharmaceuticals	2.92	1.40
Healthcare Equipment and Supplies	2.66	2.87
Containers and Packaging	2.41	2.31
IT Services	2.37	3.55
Distributors	2.30	2.07
Energy Equipment and Services	1.63	1.15
Capital Markets	1.17	1.79
Hotels, Restaurants and Leisure	1.04	1.14
Life Sciences Tools & Services	0.95	0.57
Construction & Engineering	0.91	1.16
Industrial Conglomerates	0.80	1.32
Wireless Telecommunication Services	0.78	0.85
Building Products	0.75	0.86
Machinery	0.70	0.81
Air Freight and Logistics	0.67	0.61
Construction Materials	0.65	0.63
Automobile Components	0.64	0.83
Gas Utilities	0.63	0.59
Specialty Retail	0.58	0.59
Technology Hardware, Storage and Peripherals	0.57	0.51
Food Products	0.52	0.59
Household Products	0.52	0.58
Diversified Telecommunication Services	0.39	0.49
Media	0.36	0.57
Trading Companies and Distributors	0.24	0.26
Oil, Gas and Consumable Fuels	0.21	0.33
Beverages	0.15	0.15
Aerospace and Defense	0.15	0.37
Electronic Equipment, Instruments and Components	0.14	1.01
Electrical Equipment	0.10	0.67
Personal Care Products	0.08	0.08
Broadline Retail	0.07	0.13
Real Estate Management and Development	0.05	0.32
Textiles, Apparel and Luxury Goods	0.05	0.31
Transportation Infrastructure	0.03	0.27
Ground Transportation	0.00	0.01
Independent Power and Renewable Electricity Producers	0.00	0.05
Total	100.00%	100.00%

The geographic composition of the Company’s non-controlled/non-affiliated investments (at amortized cost and fair value) was as follows:

	September 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$4,463,071	$4,438,273	98.47%	210.38%
Canada	46,550	45,640	1.01	2.16
Australia	18,792	18,285	0.40	0.87
Netherlands	5,300	5,222	0.12	0.25
Total	$4,533,713	$4,507,420	100.00%	213.66%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$4,108,332	$4,112,590	98.52%	203.83%
Canada	42,794	42,905	1.03	2.13
Australia	18,929	18,896	0.45	0.94
Total	$4,170,055	$4,174,391	100.00%	206.90%

Note 5. Derivatives

In connection with the issuance of the 2025 Notes, the Company entered into an interest rate swap agreement with the Royal Bank of Canada as counterparty pursuant to an International Swaps and Derivatives Association, Inc. Master Agreement. As of September 30, 2026 and December 31, 2025, the Company posted $17,470 and $3,180, respectively, to cover collateral obligations under the terms of the interest rate swap agreement, which is included in cash collateral held at broker on the Consolidated Statements of Assets and Liabilities.

Certain information related to the Company’s interest rate swap is presented below as of September 30, 2026 and December 31, 2025.

September 30, 2026
Counterparty	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Royal Bank of Canada	$500,000	3/30/2030	$—	$17,168	Derivative liability at fair value
			$—	$17,168

December 31, 2025
Counterparty	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Royal Bank of Canada	$500,000	3/30/2030	$—	$2,951	Derivative liability at fair value
			$—	$2,951

The Company’s interest rate swap has been designated in a qualifying hedge accounting relationship. Net realized and unrealized gains and losses for the three and nine months ended September 30, 2026 are in the following locations in the Consolidated Statements of Operations. There were no derivatives designated in a qualifying hedge accounting relationship for the three and nine months ended September 30, 2025.

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Financial Statement Location	2026	2025	2026	2025
Interest rate swaps	Interest and debt expenses	$5,933	$—	$14,217	$—
Hedged items	Interest and debt expenses	(5,933)	—	(14,217)	—
		$—	$—	$—	$—

The tables below present the carrying value of the 2025 Notes as of September 30, 2026 and December 31, 2025 that is designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from the current hedging relationships included in such carrying value:

September 30, 2026
Description	Carrying Value	Cumulative Hedging Adjustment
2025 Notes	$482,832	$(17,168)

December 31, 2025
Description	Carrying Value	Cumulative Hedging Adjustment
2025 Notes	$497,049	$(2,951)

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

The following tables present the fair value hierarchy of financial instruments according to the fair value hierarchy as described in “Note 2. Significant Accounting Policies” of these consolidated financial statements:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Secured Debt	$—	$357,611	$4,023,287	$4,380,898
Unsecured Debt	—	—	20,476	20,476
Equity Investments	—	—	106,046	106,046
Total non-controlled/non-affiliated investments	—	357,611	4,149,809	4,507,420
Short-Term Investments	62,302	—	—	62,302
Total Investments at fair value	$62,302	$357,611	$4,149,809	$4,569,722
Interest rate swaps	—	(17,168)	—	(17,168)
Total Assets and Liabilities at fair value	$62,302	$340,443	$4,149,809	$4,552,554

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Secured Debt	$—	$550,317	$3,512,613	$4,062,930
Unsecured Debt	—	—	18,809	18,809
Equity Investments	—	—	92,652	92,652
Total non-controlled/non-affiliated investments	—	550,317	3,624,074	4,174,391
Short-Term Investments	71,644	—	—	71,644
Total Investments at fair value	$71,644	$550,317	$3,624,074	$4,246,035
Interest rate swaps	—	(2,951)	—	(2,951)
Total Assets and Liabilities at fair value	$71,644	$547,366	$3,624,074	$4,243,084

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine fair value for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$4,020,684	$20,396	$98,600	$4,139,680
Purchase of investments (including received in-kind)	144,291	315	820	145,426
Proceeds from sale of investments and principal repayments	(143,425)	(2)	(1,005)	(144,432)
Net accretion of discounts and amortization of premiums	1,062	(10)	—	1,052
Net realized gains (losses) on investments	24	—	136	160
Net change in unrealized appreciation (depreciation) on investments	651	(223)	7,495	7,923
Transfers out of Level 3	—	—	—	—
Fair value, end of period	$4,023,287	$20,476	$106,046	$4,149,809
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments still held at September 30, 2026	$435	$(223)	$7,957	$8,169

	Nine Months Ended September 30, 2026
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$3,512,613	$18,809	$92,652	$3,624,074
Purchase of investments (including received in-kind)	975,823	2,412	15,248	993,483
Proceeds from sale of investments and principal repayments	(438,611)	(304)	(8,348)	(447,263)
Net accretion of discounts and amortization of premiums	4,516	22	(1)	4,537
Net realized gains (losses) on investments	(2,270)	—	1,960	(310)
Net change in unrealized appreciation (depreciation) on investments	(26,131)	(463)	4,535	(22,059)
Transfers out of Level 3	(2,653)	—	—	(2,653)
Fair value, end of period	$4,023,287	$20,476	$106,046	$4,149,809
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments still held at September 30, 2026	$(26,274)	$(463)	$5,232	$(21,505)

	Three Months Ended September 30, 2025
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$2,519,432	$2,044	$62,145	$2,583,621
Purchase of investments (including received in-kind)	427,739	70	7,857	435,666
Proceeds from sale of investments and principal repayments	(51,474)	—	(708)	(52,182)
Net accretion of discounts and amortization of premiums	816	—	—	816
Net realized gains (losses) on investments	99	—	124	223
Net change in unrealized appreciation (depreciation) on investments	1,850	7	1,210	3,067
Transfers out of Level 3	(2,620)	—	—	(2,620)
Transfers to Level 3	38,088	—	—	38,088
Fair value, end of period	$2,933,930	$2,121	$70,628	$3,006,679
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments still held at September 30, 2025	$2,309	$6	$1,623	$3,938

	Nine Months Ended September 30, 2025
	Secured Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$1,776,796	$1,261	$44,393	$1,822,450
Purchase of investments (including received in-kind)	1,354,262	837	22,790	1,377,889
Proceeds from sale of investments and principal repayments	(191,529)	—	(708)	(192,237)
Net accretion of discounts and amortization of premiums	3,355	—	—	3,355
Net realized gains (losses) on investments	(622)	—	124	(498)
Net change in unrealized appreciation (depreciation) on investments	3,478	23	4,029	7,530
Transfers out of Level 3	(11,810)	—	—	(11,810)
Fair value, end of period	$2,933,930	$2,121	$70,628	$3,006,679
Net change in unrealized appreciation (depreciation) on non-controlled/non-affiliated investments still held at September 30, 2025	$3,100	$22	$4,250	$7,372

Transfers between levels are recognized at the beginning of the period in which the transfers occur. For the three and nine months ended September 30, 2026 and 2025, transfers to (out of) Level 3, if any, were a result of changes in the observability of significant inputs for certain portfolio companies.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2026
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Secured Debt	$3,612,833	Market yield analysis	Market yield discount rates	7.41%	22.60%	9.76%
	269,345	Recent transaction	Transaction price	N/A	N/A	N/A
	138,579	Market quotation	Quote	N/A	N/A	N/A
	2,530	Comparable company analysis	EBITDA multiples	8.1x	9.4x	8.8x
Total Secured Debt	4,023,287

Unsecured Debt	19,696	Market yield analysis	Market yield discount rates	10.96%	18.55%	12.45%
	780	Comparable company analysis	EBITDA multiples	8.1x	9.1x	8.6x
Total Unsecured Debt	20,476

Equity Investments	97,018	Comparable company analysis	EBITDA multiples	7.0x	35.0x	14.5x
	8,293	Market yield analysis	Market yield discount rates	8.47%	13.73%	11.94%
	735	Recent transaction	Transaction price	N/A	N/A	N/A
Total Equity Investments	106,046
Total	$4,149,809

	December 31, 2025
				Range
	Fair Value (1)	Valuation Technique	Unobservable Input	Low	High	Weighted Average (2)
Secured Debt	$2,432,284	Market yield analysis	Market yield discount rates	7.12%	29.10%	8.65%
	1,035,757	Recent transaction	Transaction price	N/A	N/A	N/A
	44,572	Market quotation	Quote	N/A	N/A	N/A
Total Secured Debt	3,512,613

Unsecured Debt	2,202	Market yield analysis	Market yield discount rates	11.38%	16.50%	14.65%
	16,607	Recent transaction	Transaction price	N/A	N/A	N/A
Total Unsecured Debt	18,809

Equity Investments	66,806	Comparable company analysis	EBITDA multiples	0.2x	29.5x	14.9x
	12,279	Market yield analysis	Market yield discount rates	8.63%	14.45%	12.09%
	13,567	Recent Transaction	Transaction Price	N/A	N/A	N/A
Total Equity Investments	92,652
Total	$3,624,074
(1)
As of September 30, 2026 and December 31, 2025, amounts of $408,659 and $1,110,503, respectively, included within the fair value of Level 3 assets were valued based on unobservable inputs not developed by the Adviser (e.g., broker quotes and transaction prices).
(2)
Weighted averages are calculated based on fair value of investments.

The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields. The significant unobservable input used in the income approach is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment. The Company uses market discount rates for debt securities to determine if the effective yield on a debt security is commensurate with the market yields for that type of debt security. If a debt security’s effective yield is significantly less than the market yield for a similar debt security with a similar credit profile, the resulting fair value of the debt security may be lower. Significant increases in the discount rate would significantly lower the fair value of an investment; conversely, significant decreases in the discount rate would significantly increase the fair value of an investment. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in corresponding increases or decreases in the fair value of investments.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. As of both September 30, 2026 and December 31, 2025, the carrying amounts of the Company’s assets and liabilities, other than investments at fair value and the 2025 Notes, approximate fair value due to their short maturities or variable interest rates. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, if applicable, or market quotes, if available.

The following are the carrying values and fair values of the Company’s debt as of September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt (1)	$2,496,541	$2,491,209	$2,145,441	$2,147,142
(1)
As of September 30, 2026 and December 31, 2025, carrying value is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship related to the 2025 Notes. See “Note 5. Derivatives” for additional information.

Note 7. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2026 and December 31, 2025, the Company’s asset coverage was 183.24% and 193.77%, respectively.

Debt outstanding

The Company’s outstanding debt obligations were as follows:

	September 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Amount Available (3)
SG Facility	$1,400,000	$936,689	$936,689	$463,311	$236,823
Revolving Credit Facility	875,000	428,030	428,030	446,970	446,800
2025 Notes	500,000	500,000	482,832	N/A	N/A
PNC Facility	700,000	648,990	648,990	51,010	51,010
Total	$3,475,000	$2,513,709	$2,496,541	$961,291	$734,633

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (1)	Unused Portion (2)	Amount Available (3)
SG Facility	$1,400,000	$1,028,014	$1,028,014	$371,986	$221,110
Revolving Credit Facility	875,000	620,378	620,378	254,622	254,622
2025 Notes	500,000	500,000	497,049	N/A	N/A
Total	$2,775,000	$2,148,392	$2,145,441	$626,608	$475,732
(1)
The carrying value of the Company’s debt obligations is used as an approximation of fair value, with the exception of the 2025 Notes. The fair value of these debt obligations would be categorized as Level 3 under the ASC 820 fair value level hierarchy as of September 30, 2026 and December 31, 2025. Carrying values do not include impact of deferred financing costs. The carrying value for the 2025 Notes as of September 30, 2026 and December 31, 2025 is inclusive of an adjustment for the change in fair value of an effective hedge accounting relationship. See “Note 5. Derivatives” for additional information.
(2)
The unused portion is the amount upon which commitment fees, if any, are based.
(3)
The amount available reflects any limitations related to the respective facility’s borrowing base.

SG Facility

A-Star SPV, as borrower, and the Company, as equity holder and servicer, are party to a Loan and Servicing Agreement, dated January 19, 2024 (as amended, the “SG Agreement”), providing for revolving and term loans (the “SG Facility”), with the lenders from time to time party thereto; Société Générale, as agent (the “Agent”); U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator; and U.S. Bank National Association, as document custodian. The SG Facility is secured by substantially all of the assets of A-Star SPV, including the collateral obligations it holds. Capitalized terms used but not defined herein have the meanings assigned to them in the SG Agreement.

As of September 30, 2026, the aggregate commitments under the SG Facility were $1,400,000. The SG Agreement includes an accordion provision permitting increases to the total facility amount of up to $1,750,000, subject to the satisfaction of certain conditions and the consent of the Agent and each lender whose commitment is being increased. Borrowings are subject to borrowing base requirements. Revolving loans may be repaid and reborrowed until the end of the Revolving Period, which ends no later than July 27, 2029, unless extended. Following the Revolving Period, principal collections on the collateral obligations may no longer be reinvested and are applied, in whole or in part, to repay outstanding borrowings. All amounts outstanding under the SG Facility are due on July 24, 2031.

Borrowings under the SG Facility bear interest at the relevant benchmark rate (e.g., Term SOFR for loans denominated in U.S. dollars and Daily Compounded CORRA for loans denominated in Canadian dollars) plus an Applicable Margin of 1.85% per annum, which is subject to a step-up of 2.00% following the occurrence of an Event of Default. During the Revolving Period, A-Star SPV also pays a commitment fee of 1.00% per annum on the shortfall of outstanding borrowings below a minimum utilization amount (65% of the commitments) and 0.50% per annum on the remaining unused commitments. If outstanding borrowings exceed 85% of the facility amount, the commitment fee is 0.375% per annum on the unused commitments.

As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants associated with the SG Facility.

Revolving Credit Facility

The Company, as borrower, is party to a Senior Secured Revolving Credit Agreement, dated July 31, 2024 (as amended and restated, the “JPM Agreement”), providing for a senior secured revolving credit facility (the “Revolving Credit Facility”), with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. The Revolving Credit Facility is guaranteed by certain subsidiaries of the Company, and will be guaranteed by certain subsidiaries of the Company formed or acquired in the future (collectively, the “Guarantors”). It is secured by a first-priority security interest in the collateral pledged by the Company and the Guarantors, subject to certain exceptions. Capitalized terms used but not defined herein have the meanings assigned to them in the JPM Agreement.

As of September 30, 2026, the aggregate commitments under the Revolving Credit Facility were $875,000. The JPM Agreement includes an accordion provision permitting increases to the total facility amount of up to $1,312,500, subject to the satisfaction of certain conditions. Borrowings are subject to borrowing base requirements. Revolving loans may be repaid and reborrowed until the end of the Availability Period, which ends on November 25, 2029. Following the Availability Period, the Company is required to apply specified percentages of the proceeds of certain asset dispositions, returns of capital, extraordinary receipts and equity and debt issuances to prepay outstanding borrowings. All amounts outstanding under the Revolving Credit Facility are due on November 25, 2030.

Borrowings under the Revolving Credit Facility bear interest at the relevant benchmark rate or, for loans denominated in U.S. dollars at the Company’s election, the alternate base rate, in each case plus an Applicable Margin as follows:

•
Benchmark rate loans: 1.65% or 1.775%; and
•
Alternate base rate loans: 0.65% or 0.775%.

The Applicable Margin applied to each borrowing is determined in accordance with the terms of the JPM Agreement, depending on the Company's rate option election and borrowing base (as of the most recently delivered borrowing base certificate delivered under the JPM Agreement). The Company also pays a commitment fee of 0.325% per annum on the average daily undrawn amount under the Revolving Credit Facility.

As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants associated with the Revolving Credit Facility.

2025 Notes

The Company is party to a Master Note Purchase Agreement, dated September 30, 2025 (the “Note Purchase Agreement”), providing for the issuance of $500,000 aggregate principal amount of 5.76% Series A Senior Notes due September 30, 2030 (the “2025 Notes”), which were sold to institutional investors in a private placement. The 2025 Notes are general unsecured obligations of the Company and rank at least pari passu with all other outstanding and future unsecured and unsubordinated indebtedness of the Company. Capitalized terms used but not defined herein have the meanings assigned to them in the Note Purchase Agreement.

The 2025 Notes bear interest at a fixed rate of 5.76% per annum, payable semiannually on March 30 and September 30. All amounts outstanding under the 2025 Notes are due on September 30, 2030. The interest rate is subject to a step-up of 2.00% during the continuance of an Event of Default. If certain change in control events occur, the Company is required to offer to prepay the 2025 Notes at 100% of the principal amount, plus accrued and unpaid interest.

In connection with the 2025 Notes, the Company entered into an interest rate swap to more closely align the interest rates of its liabilities with its investment portfolio, which consists of predominately floating rate loans. Under the interest rate swap agreement, the Company receives a fixed interest rate of 5.76% and pays a floating interest rate of the three-month Term SOFR plus 2.38% on a notional amount of $500,000. The Company designated the interest rate swap as the hedging instrument in an effective hedge accounting relationship. See “Note 5. Derivatives” for more information regarding the interest rate swap.

As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants associated with the 2025 Notes.

PNC Facility

A-Star CLO, as borrower, and the Company, as collateral manager, are party to a Credit Agreement, dated April 15, 2026 (the “PNC Credit Agreement”), providing for revolving and term loans (the “PNC Facility”), with the lenders from time to time party thereto; PNC Bank, National Association, as administrative agent; PNC Capital Markets LLC, as structuring agent; U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator; and U.S. Bank National Association, as collateral custodian and custodian. The PNC Facility is secured by substantially all of the assets of A-Star CLO, including the collateral loans it holds. Capitalized terms used but not defined herein have the meanings assigned to them in the PNC Credit Agreement.

As of September 30, 2026, assets with a total fair value of $954,055 secured the PNC Facility. The following table presents information on loans issued under the PNC Facility as of September 30, 2026:

Description	Aggregate Principal	Outstanding Principal	Interest Rate
Term Class A-T Loans	$525,000	$525,000	SOFR + 1.60%
Revolving Class A-R Loans	175,000	123,990	SOFR + 1.60%
Total	$700,000	$648,990

Class A-R Loans may be repaid and reborrowed until the end of the Reinvestment Period, which ends no later than April 15, 2030. Class A-R Loans are subject to an advance rate test at the time of each borrowing. Class A-T Loans, once repaid, may not be reborrowed. Following the Reinvestment Period, principal proceeds on the collateral loans may no longer be reinvested and are applied, in whole or in part, to repay outstanding borrowings. All amounts outstanding under the PNC Facility are due on April 15, 2038.

Interest on the loans is subject to a step-up of 2.00% during the continuance of an Event of Default. During the Reinvestment Period, A-Star CLO also pays an undrawn commitment fee on the unused portion of the Class A-R commitments of 0.35% per annum when outstanding Class A-R Loans are at least 80% of the Class A-R commitments and 0.50% per annum otherwise.

As of September 30, 2026, the Company was in compliance with all covenants associated with the PNC Facility.

Foreign Currency Transactions and Translations

The Company’s outstanding foreign-denominated debt obligations were as follows:

	September 30, 2026
	Original Principal Amount (Local)	Original Principal Amount (USD)	Outstanding Principal	Unrealized Gain (Loss)
Canadian Dollar	78,500	$56,970	$55,157	$1,813
European Euro	7,700	9,018	8,724	294
Great British Pound	4,400	5,772	5,837	(65)
Total		$71,760	$69,718	$2,042

	December 31, 2025
	Original Principal Amount (Local)	Original Principal Amount (USD)	Outstanding Principal	Unrealized Gain (Loss)
Canadian Dollar	74,100	$54,091	$53,993	$98
European Euro	7,700	9,027	9,044	(17)
Great British Pound	6,200	8,198	8,355	(157)
Total		$71,316	$71,392	$(76)

Interest and Debt Expenses

The components of interest and debt expenses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stated interest expense	$34,204	$22,502	$98,675	$54,570
Net contractual interest rate swap expense	609	—	1,477	—
Unused and other facility fees	1,785	825	3,506	2,413
Amortization of deferred financing costs	1,721	709	3,820	1,971
Total interest and debt expenses	$38,319	$24,036	$107,478	$58,954
Cash paid for interest expense	$36,839	$25,999	$97,070	$57,439
SG Facility weighted average interest rate	5.54%	5.99%	5.49%	6.03%
SG Facility average debt outstanding	$887,612	$1,001,347	$937,789	$832,187
Revolving Credit Facility weighted average interest rate	5.57%	6.14%	5.47%	6.26%
Revolving Credit Facility average debt outstanding	$382,255	$455,889	$517,603	$343,791
2025 Notes weighted average interest rate	6.25%	5.76%	6.15%	5.76%
2025 Notes average debt outstanding	$500,000	$5,435	$500,000	$1,832
PNC Facility weighted average interest rate	5.33%	N/A	5.30%	N/A
PNC Facility average debt outstanding	$658,664	N/A	$412,455	N/A
Total weighted average interest rate	5.61%	6.04%	5.58%	6.11%
Total average debt outstanding	$2,428,531	$1,462,671	$2,367,847	$1,177,810

Weighted average interest rates do not include the impact of unused and other facility fees or amortization of deferred financing costs.

As of September 30, 2026 and December 31, 2025, $11,593 and $12,454, respectively, of stated interest expense and $552 and $219, respectively, of unused commitment fees were included in interest payable on the Consolidated Statements of Assets and Liabilities.

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

Unfunded commitments

The Company’s investment portfolio contains revolving line of credit, delayed draw or equity commitments, which require the Company to fund when requested by the portfolio companies. As of September 30, 2026 and December 31, 2025, the Company had unfunded investment commitments of $864,353 and $1,143,533, respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied.

Off balance sheet risk

Off-balance sheet risk refers to an unrecorded potential liability that may result in a future obligation or loss, even though it does not appear on the Consolidated Statements of Assets and Liabilities. The Company may enter into derivative instruments that contain elements of off-balance sheet market and credit risk. Refer to “Note 5. Derivatives” for outstanding derivative contracts as of September 30, 2026 and December 31, 2025.

Legal proceedings

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2026 and December 31, 2025, management is not aware of any material pending legal proceedings individually or in the aggregate.

Note 9. Net Assets

In connection with its formation, the Company has the authority to issue an unlimited number of Common Shares. On September 7, 2023, an affiliate of the Adviser subscribed for 1,000 Common Shares at $25.00 per share. The Company issues Common Shares in the Private Offering on a monthly basis at an offering price generally equal to the NAV per Common Share.

On January 19, 2024, the Company issued approximately 12,000,000 shares of Common Shares, par value $0.001 per share, for an aggregate offering price of approximately $300,000, at $25.00 per Common Share. Concurrently, Antares Holdings LLC (or an affiliate thereof) contributed approximately $300,000 of assets in exchange for the 12,000,000 Common Shares issued at $25.00 per Common Share, and additionally sold approximately $241,577 of investment commitments to the Company. All of the contributed and purchased assets were originated by affiliates of the Adviser within the past 5 years from the transaction date. On April 1, 2024, Antares Holdings LLC (or an affiliate thereof) sold 12,001,000 Common Shares for an aggregate consideration of approximately $301,585 at a price of $25.13 per Common Share. As of September 30, 2026 and December 31, 2025, no entity with an advisory relationship with Antares or its affiliates, including the Company, as appropriate given the context of the disclosure (including the Adviser) (“Adviser Parties”) own Common Shares.

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

The following table summarizes transactions in Common Shares during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026		2025
	Shares	Amount	Shares	Amount
Issuance of shares	871,668	$21,756	7,194,373	$183,024
Reinvestment of distributions	802,750	20,039	811,631	20,803
Repurchase of shares (net of early repurchase deduction)	—	—	—	—
Net increase (decrease)	1,674,418	$41,795	8,006,004	$203,827

	Nine Months Ended September 30,
	2026		2025
	Shares	Amount	Shares	Amount
Issuance of shares	7,691,069	$194,332	23,521,091	$598,931
Reinvestment of distributions	3,227,837	80,995	2,199,751	56,354
Repurchase of shares (net of early repurchase deduction)	(5,951,674)	(148,312)	—	—
Net increase (decrease)	4,967,232	$127,015	25,720,842	$655,285

Share Repurchase Program

The Company has commenced a share repurchase program as of each June 30 and December 31, in which the Company intends to repurchase, semi-annually, up to 7.5% of the Common Shares outstanding (either by number of Common Shares or aggregate NAV) as of the close of the previous semi-annual period. The Company’s Board may amend, suspend or terminate the share repurchase program if it deems such action to be in the best interest of the Company and the best interest of the Company’s shareholders. As a result, share repurchases may not be available each semi-annual period. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under the Company's share repurchase program, to the extent the Company offers to repurchase shares in any particular semi-annual period, the Company expects to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable semi-annual period, except that shares that have not been outstanding for at least six months from the end of the Non-Tender Period will be subject to an early repurchase deduction of 5% (an “Early Repurchase Deduction”). Shareholders are required to agree pursuant to the terms of the Subscription Agreement that they will not tender Shares in a tender offer with a valuation date that is within the 12-month period following the issue date of such tendered Shares (the “Non-Tender Period”). The Early Repurchase Deduction will reduce the repurchase proceeds. The Early Repurchase Deduction may be waived, at the Company’s discretion, in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.

The following table sets forth information regarding repurchases of Common Shares pursuant to the Company's share repurchase program for the nine months ended September 30, 2026.

Repurchase Request Deadline	Percentage of Outstanding Common Shares Offered to be Repurchased (1)	Repurchase Pricing Date	Amount Repurchased (2)	Number of Common Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)
June 11, 2026	7.50%	June 30, 2026	$148,312	5,951,674	7.50%

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

There were no shares repurchased under the share repurchase program during the nine months ended September 30, 2025.

Distributions

The Company authorizes and declares distribution amounts per Common Share payable monthly in arrears (prior to January 1, 2026 distributions were declared quarterly). The following tables present distributions that were declared during the nine months ended September 30, 2026 and 2025:

Nine Months Ended September 30, 2026
Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
January 30, 2026	March 2, 2026	$0.1943	$0.0054	$0.1997	$16,651
February 27, 2026	April 2, 2026	0.1751	0.0049	0.1800	15,401
March 30, 2026	May 4, 2026	0.1909	0.0053	0.1962	17,017
April 30, 2026	June 1, 2026	0.1840	—	0.1840	16,078
May 28, 2026	June 30, 2026	0.1910	—	0.1910	16,834
June 30, 2026	July 31, 2026	0.1847	—	0.1847	16,364
July 28, 2026	August 28, 2026	0.1905	—	0.1905	15,849
August 27, 2026	September 29, 2026	0.1906	—	0.1906	15,975
September 29, 2026	October 28, 2026	0.1852	—	0.1852	15,617
Total		$1.6863	$0.0156	$1.7019	$145,786

Nine Months Ended September 30, 2025
Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
March 31, 2025	April 30, 2025	$0.5667	$0.0315	$0.5982	$34,398
June 25, 2025	July 31, 2025	0.5705	0.0317	0.6022	40,069
September 30, 2025	November 3, 2025	0.5772	0.0160	0.5932	44,219
Total		$1.7144	$0.0792	$1.7936	$118,686
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

Note 10. Financial Highlights

The following are the financial highlights for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Per Share Data:
Net assets, beginning of period	$25.42	$25.53
Net investment income (loss) (1)	1.67	1.76
Net realized and change in unrealized appreciation (depreciation) (2)	(0.37)	(0.05)
Net increase (decrease) in net assets resulting from operations	1.30	1.71
Distributions from net investment income (3)	(1.70)	(1.79)
Total increase (decrease) in net assets	(0.40)	(0.08)
Net assets, end of period	$25.02	$25.45
Common Shares outstanding, end of period	84,322,885	74,543,881
Total return based on net asset value (4)	5.34%	6.83%
Ratios: (5)
Total expenses to average net assets gross of fee waivers	9.72%	7.98%
Net expenses to average net assets net of fee waivers	9.72%	7.99%
Net investment income to average net assets	9.05%	9.84%
Portfolio turnover rate (6)	14.99%	9.06%
Supplemental Data:
Net assets, end of period	$2,109,628	$1,896,970
Asset coverage ratio (7)	183.24%	214.79%

(1)
The per share data was derived by using the weighted average shares outstanding during the period.
(2)
The per share data includes a balancing figure that is derived from the other amounts presented in the schedule.
(3)
The per share data was derived using the actual shares outstanding at the date of the relevant transaction (See “Note 9. Net Assets”).
(4)
Total return (not annualized) is calculated as the change in net assets per share during the period, plus distributions per share (assuming distributions are reinvested in accordance with the Company’s distribution reinvestment plan), divided by the net assets per share at the beginning of the period.
(5)
Amounts are annualized except for non-recurring expenses (organization and offering costs, capital gains incentive fee and excise and income tax expense (benefit)) for the nine months ended September 30, 2026 and 2025.
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

Note 11. Segment Reporting

The Company operates through a single operating and reporting segment with the investment objective to provide risk-adjusted returns and current income to shareholders by investing primarily in loans to U.S. borrowers. The Chief Operating Decision Maker (the “CODM”) function is comprised of the Company’s chief executive officer, chief financial officer and chief compliance officer, which evaluates the performance of the Company on a consolidated basis, and which operates under the specific regulatory requirements of the 1940 Act. The CODM function utilizes key metrics including, but not limited to, net increase (decrease) in net assets resulting from operations (as reported on the Consolidated Statements of Operations) for determining the Company’s investment strategy, capital allocation, expense structure, and potential significant transactions. As the Company’s operations are comprised of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

Note 12. Subsequent Events

The Company has evaluated events and transactions for potential recognition or disclosure through November 12, 2026. There are no subsequent events to disclose except for the following:

Share Issuances

On October 1, 2026, the Company sold and issued 670,967 Common Shares for an aggregate consideration of approximately $16,788 at a price of $25.02 per Common Share, including Common Shares issued through the Company’s distribution reinvestment plan.

The Company received $8,258 of net proceeds relating to the issuance of Common Shares for subscriptions effective November 1, 2026.

Distribution Declaration

On October 23, 2026, the Company declared a regular distribution in the amount of $0.1912 per Common Share, which is payable to shareholders of record as of October 23, 2026, and will be paid on or about November 30, 2026. This distribution will be paid in cash or reinvested in additional Common Shares for shareholders participating in the Company’s distribution reinvestment plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) as of January 19, 2024. We also have elected to be treated, and intend to qualify annually, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended. We are a private, perpetual-life BDC, which is a BDC whose common shares of beneficial interest (“Common Shares”) are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration whose Common Shares are intended to be sold monthly on a continuous basis at a price generally equal to our net asset value (“NAV”) per Common Share. Formed as a Delaware statutory trust on August 31, 2023, we are externally managed by Antares Capital Credit Advisers LLC (the “Adviser”), which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser is registered as an investment adviser with the U.S. Securities and Exchange Commission (“SEC”).

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

From time to time, the Adviser or its affiliates may pay third-party providers of goods or services. We reimburse the Adviser or such affiliates thereof for any such amounts paid on our behalf. From time to time, the Adviser may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses are ultimately borne by our shareholders, unless waived.

Portfolio and Investment Activity

As of September 30, 2026, we had investments in 404 portfolio companies across 45 industries. Based on fair value as of September 30, 2026, approximately 99.55% of our performing debt portfolio was invested in debt bearing a floating interest rate (e.g. Secured Overnight Financing Rate (“SOFR”)), which primarily is subject to interest rate floors. As of September 30, 2026, our weighted average yield on debt and income producing investments at amortized cost was 8.67%. Weighted average yield excludes the effect of accretion of discounts and amortization of premiums and is based on interest rates as of September 30, 2026.

As of December 31, 2025, we had investments in 419 portfolio companies across 46 industries. Based on fair value as of December 31, 2025, approximately 99.56% of our performing debt portfolio was invested in debt bearing a floating interest rate, which primarily is subject to interest rate floors. As of December 31, 2025, our weighted average yield on debt and income producing investments at amortized cost was 8.26%. Weighted average yield excludes the effect of accretion of discounts and amortization of premiums and is based on interest rates as of December 31, 2025.

Investment disclosures in this section are related to non-controlled/non-affiliated investments unless otherwise indicated.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated, table below in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total investments, beginning of period	$4,581,091	$3,100,963	$4,170,055	$2,132,063
Purchases of investments (including received in-kind)	154,221	512,049	1,027,705	1,662,056
Net accretion of discounts and amortization of premiums on investments	1,107	829	4,842	3,392
Net realized gains (losses) on investments	(227)	132	(2,542)	(729)
Proceeds from sale of investments and principal repayments	(202,479)	(74,501)	(666,347)	(257,310)
Total investments, end of period	$4,533,713	$3,539,472	$4,533,713	$3,539,472

The following table presents certain selected information regarding our investment portfolio:

	September 30, 2026	December 31, 2025
Weighted average yield on debt and income producing investments, at amortized cost (1)	8.67%	8.26%
Weighted average yield on debt and income producing investments, at fair value (1)	8.67%	8.26%
Number of portfolio companies	404	419
Median LTM EBITDA (2) (3)	$96.3M	$83.6M
Weighted average net senior leverage (2) (4)	5.2x	5.4x
Weighted average loan-to-value (“LTV”) (2) (5)	36%	36%
Percentage of debt investments bearing a floating rate, at fair value	99.55%	99.56%
Percentage of debt investments bearing a fixed rate, at fair value	0.45%	0.44%
(1)
Computed based on the stated interest rate or yield as of September 30, 2026 and December 31, 2025, and weighted based on the total debt and income producing investments (at fair value or amortized cost, as applicable). Actual yields earned over the life of each investment could differ materially from the yields presented above. Weighted average yield excludes the effect of accretion of discounts and amortization of premiums.
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
•
Internal Performance Rating C: Portfolio companies performing below expectations and level of risk have increased since the time of origination. Portfolio companies are generally current on both interest and principal payments.
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

The following tables show the distribution of our investments on the A to E internal performance rating scale at fair value:

	September 30, 2026
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
A	$4,203,790	93.26%	331
B	216,406	4.80	43
C	78,295	1.74	24
D	6,570	0.15	5
E	2,359	0.05	1
	$4,507,420	100.00%	404

	December 31, 2025
Internal Performance Rating	Investments at Fair Value (in thousands)	% of Total Investments at Fair Value	Number of Portfolio Companies
A	$4,025,676	96.44%	367
B	84,963	2.04	29
C	55,952	1.34	20
D	5,209	0.12	2
E	2,591	0.06	1
	$4,174,391	100.00%	419

As of both September 30, 2026 and December 31, 2025, there was one portfolio company with loans on non-accrual status (fair value of $2,359 and $2,591, respectively). Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Non-accrual loans are restored to accrual status when past due principal and interest are paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

The composition of our investment portfolio at amortized cost and fair value is as follows (dollar amounts in thousands):

	September 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Amortized Cost	Fair Value	% of Total Investments at Fair Value
Secured Debt	$4,420,190	$4,380,898	95.87%	$4,067,531	$4,062,930	95.69%
Unsecured Debt	20,985	20,476	0.45	18,854	18,809	0.44
Equity Investments	92,538	106,046	2.32	83,670	92,652	2.18
Short-Term Investments	62,302	62,302	1.36	71,644	71,644	1.69
Total Investments	$4,596,015	$4,569,722	100.00%	$4,241,699	$4,246,035	100.00%

The industry composition of our non-controlled/non-affiliated investments (at fair value) was as follows:

	September 30, 2026	December 31, 2025
Software	19.10%	15.82%
Financial Services	8.72	7.96
Insurance	8.58	7.61
Healthcare Providers and Services	7.27	7.45
Commercial Services and Supplies	6.97	7.44
Diversified Consumer Services	6.84	6.52
Health Care Technology	6.29	6.27
Professional Services	4.87	5.68
Chemicals	3.17	3.45
Pharmaceuticals	2.92	1.40
Healthcare Equipment and Supplies	2.66	2.87
Containers and Packaging	2.41	2.31
IT Services	2.37	3.55
Distributors	2.30	2.07
Energy Equipment and Services	1.63	1.15
Capital Markets	1.17	1.79
Hotels, Restaurants and Leisure	1.04	1.14
Life Sciences Tools & Services	0.95	0.57
Construction & Engineering	0.91	1.16
Industrial Conglomerates	0.80	1.32
Wireless Telecommunication Services	0.78	0.85
Building Products	0.75	0.86
Machinery	0.70	0.81
Air Freight and Logistics	0.67	0.61
Construction Materials	0.65	0.63
Automobile Components	0.64	0.83
Gas Utilities	0.63	0.59
Specialty Retail	0.58	0.59
Technology Hardware, Storage and Peripherals	0.57	0.51
Food Products	0.52	0.59
Household Products	0.52	0.58
Diversified Telecommunication Services	0.39	0.49
Media	0.36	0.57
Trading Companies and Distributors	0.24	0.26
Oil, Gas and Consumable Fuels	0.21	0.33
Beverages	0.15	0.15
Aerospace and Defense	0.15	0.37
Electronic Equipment, Instruments and Components	0.14	1.01
Electrical Equipment	0.10	0.67
Personal Care Products	0.08	0.08
Broadline Retail	0.07	0.13
Real Estate Management and Development	0.05	0.32
Textiles, Apparel and Luxury Goods	0.05	0.31
Transportation Infrastructure	0.03	0.27
Ground Transportation	0.00	0.01
Independent Power and Renewable Electricity Producers	0.00	0.05
Total	100.00%	100.00%

The tables below describe investments by geographic composition of our non-controlled/non-affiliated investments based on amortized cost and fair value (dollar amounts in thousands):

	September 30, 2026
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$4,463,071	$4,438,273	98.47%	210.38%
Canada	46,550	45,640	1.01	2.16
Australia	18,792	18,285	0.40	0.87
Netherlands	5,300	5,222	0.12	0.25
Total	$4,533,713	$4,507,420	100.00%	213.66%

	December 31, 2025
	Amortized Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$4,108,332	$4,112,590	98.52%	203.83%
Canada	42,794	42,905	1.03	2.13
Australia	18,929	18,896	0.45	0.94
Total	$4,170,055	$4,174,391	100.00%	206.90%

Results of Operations

Operating results for the three and nine months ended September 30, 2026 and 2025 were as follows (table below in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total investment income	$99,508	$80,884	$297,081	$209,968
Total expenses	54,025	37,354	153,964	93,885
Incentive fees waiver	—	—	—	165
Net expenses, net of fee waivers	54,025	37,354	153,964	94,050
Excise and income tax expense (benefit)	—	—	(276)	—
Net investment income (loss)	45,483	43,530	143,393	115,918
Net realized gain (loss)	(220)	174	(2,215)	(891)
Net change in unrealized appreciation (depreciation)	12,229	723	(28,670)	(1,317)
(Provision) benefit for taxes on unrealized appreciation (depreciation) of assets	(1,599)	—	(1,714)	—
Net increase (decrease) in net assets resulting from operations	$55,893	$44,427	$110,794	$113,710

Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including deployment, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.

Investment Income

Investment income was as follows for the three and nine months ended September 30, 2026 and 2025 (table below in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$96,862	$76,393	$287,500	$197,753
Payment-in-kind interest income	1,541	1,578	4,506	2,816
Payment-in-kind dividend income	174	—	760	—
Dividend income	5	566	131	1,629
Other income	926	2,347	4,184	7,770
Total investment income	$99,508	$80,884	$297,081	$209,968

Total investment income for the three and nine months ended September 30, 2026 increased as compared to the three and nine months ended September 30, 2025 primarily driven by our deployment of capital and an increase in our investment portfolio. The size of the investment portfolio at fair value increased to $4.5 billion as of September 30, 2026, from $3.5 billion as of September 30, 2025. Included in interest income are other fees such as prepayment fees and accelerated amortization of upfront fees from unscheduled paydowns which are non-recurring in nature. Interest income on our debt investments is dependent on interest rates and volume of loans outstanding, as well as the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s respective credit agreement.

Other income includes fees that are generally available to us as a result of investment originations by Adviser Parties, and generally paid at the time of closing or as a result of episodic amendments made to the terms of our existing debt investments. Other income for the three and nine months ended September 30, 2026 decreased as compared to the three and nine months ended September 30, 2025 primarily driven by a decline in origination fees from lower investment deployment. Included in investment income is dividend income from equity investments and payment-in-kind dividend income from preferred equity investments.

Expenses

Expenses were as follows (table below in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest and debt expenses	$38,319	$24,036	$107,478	$58,954
Management fees	6,690	5,615	19,831	14,591
Income based incentive fee	6,498	6,265	20,484	16,603
Capital gains incentive fee	—	—	—	(330)
Administrative service fee	329	172	967	473
Board of Trustees’ fee	113	112	317	259
Other general and administrative expenses	2,069	1,137	4,853	3,212
Organization and offering costs	7	17	34	123
Total expenses	54,025	37,354	153,964	93,885
Incentive fees waiver	—	—	—	165
Net expenses, net of fee waivers	$54,025	$37,354	$153,964	$94,050

Total operating expenses were $2.5 million and $6.2 million, respectively, for the three and nine months ended September 30, 2026, primarily comprised of $2.1 million and $4.9 million, respectively, of other general and administrative expenses (including legal, rating agencies, audit, tax, valuation, technology, insurance, filing, research, and fees paid to our sub-administrator, custodian and transfer agent, and other professional fees related to our management), $0.3 million and $1.0 million, respectively, of administrative service fees and $0.1 million and $0.3 million, respectively, of expenses paid to our independent trustees.

Total operating expenses were $1.4 million and $4.1 million, respectively, for the three and nine months ended September 30, 2025, primarily comprised of $1.1 million and $3.2 million, respectively, of other general and administrative expenses, $0.2 million and $0.5 million, respectively, of administrative service fees, $0.1 million and $0.3 million, respectively, of expenses paid to our independent trustees, and $17 thousand and $0.1 million, respectively, in organization and offering costs.

The increase in operating expenses for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025 was primarily driven by the increased costs attributable to servicing a growing investment portfolio.

Interest and Debt Expenses

The components of interest and debt expenses, cash paid for interest expense, weighted average interest rates and average debt outstanding balances were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stated interest expense	$34,204	$22,502	$98,675	$54,570
Net contractual interest rate swap expense	609	—	1,477	—
Unused and other facility fees	1,785	825	3,506	2,413
Amortization of deferred financing costs	1,721	709	3,820	1,971
Total interest and debt expenses	$38,319	$24,036	$107,478	$58,954
Cash paid for interest expense	$36,839	$25,999	$97,070	$57,439
SG Facility weighted average interest rate	5.54%	5.99%	5.49%	6.03%
SG Facility average debt outstanding	$887,612	$1,001,347	$937,789	$832,187
Revolving Credit Facility weighted average interest rate	5.57%	6.14%	5.47%	6.26%
Revolving Credit Facility average debt outstanding	$382,255	$455,889	$517,603	$343,791
2025 Notes weighted average interest rate	6.25%	5.76%	6.15%	5.76%
2025 Notes average debt outstanding	$500,000	$5,435	$500,000	$1,832
PNC Facility weighted average interest rate	5.33%	N/A	5.30%	N/A
PNC Facility average debt outstanding	$658,664	N/A	$412,455	N/A
Total weighted average interest rate	5.61%	6.04%	5.58%	6.11%
Total average debt outstanding	$2,428,531	$1,462,671	$2,367,847	$1,177,810

Interest and debt expenses increased from $24.0 million and $59.0 million, respectively, for the three and nine months ended September 30, 2025 to $38.3 million and $107.5 million, respectively, for the three and nine months ended September 30, 2026 primarily driven by increased borrowings period-over-period, partially offset by lower weighted average interest rates.

Weighted average interest rates do not include the impact of unused and other facility fees or amortization of deferred financing costs.

Net Realized and Change in Unrealized Gains and Losses

The following table summarizes our net realized and unrealized gains (losses) on investments (table below in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30
	2026	2025	2026	2025
Net realized gain (loss) on investments	$(227)	$132	$(2,542)	$(729)
Net change in unrealized appreciation (depreciation) on investments	12,009	(523)	(30,629)	674
Net realized and change in unrealized gain (loss) on investments	$11,782	$(391)	$(33,171)	$(55)

For the three months ended September 30, 2026, net realized and change in unrealized gain on investments was driven by mark-to-market gains in the fair value of private credit and broadly syndicated loan portfolios, primarily attributable to modest price recoveries in the private and liquid markets. For the nine months ended September 30, 2026, net realized and change in unrealized loss on investments was driven by mark-to-market losses in the fair value of private credit and broadly syndicated loan portfolios, primarily caused by the impact of the widening credit spreads on the portfolio. As of September 30, 2026 and December 31, 2025, the fair value of our debt investments as a percentage of principal (excluding unfunded commitments) was 98.91% and 99.51%, respectively.

Management fee

The base management fee is payable quarterly in arrears at an annual rate of 1.25% of the average of our NAV as of the beginning of the prior quarter and the beginning of the then current quarter.

For the three and nine months ended September 30, 2026, management fees increased to $6.7 million and $19.8 million from $5.6 million and $14.6 million, respectively, for the same periods in the prior year primarily due to an increase in average net assets, which increased to $2.1 billion for the nine months ended September 30, 2026 from $1.6 billion for the nine months ended September 30, 2025. No management fees were waived for the three and nine months ended September 30, 2026 and 2025.

Incentive fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of income and a portion is based on a percentage of capital gains, each described below.

Income based incentive fee

The income based incentive fee is based on “Pre-Incentive Fee Net Investment Income Returns” meaning dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fees, amendment fees, ticking fees and break-up fees, as well as prepayment premiums, but excluding fees for providing managerial assistance and fees earned by the Adviser or an affiliate in its capacity as an administrative agent, syndication agent, collateral agent, loan servicer or other similar capacity) accrued during the month, minus operating expenses for the month (including the management fee, taxes, any expenses payable under the Investment Advisory Agreement and Administration Agreement (as defined below), any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred shares, but excluding the incentive fee and shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that has not yet been received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.

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

For the three and nine months ended September 30, 2026, gross income based incentive fees increased to $6.5 million and $20.5 million, respectively, from $6.3 million and $16.6 million, respectively, for the same periods in the prior year primarily due to our deployment of capital and increase in net investment income. For the three and nine months ended September 30, 2026 and the three months ended September 30, 2025, no incentive fees were waived. For the nine months ended September 30, 2025, we reversed $0.2 million of previously accrued incentive fee waiver. For the nine months ended September 30, 2025, we recorded a reversal of capital gains incentive fee of $0.3 million.

Expense Support Agreement

On December 18, 2023, the Board approved an expense support and conditional reimbursement agreement (the “Expense Support Agreement”). Under the terms of the Expense Support Agreement, the Adviser is obligated to pay our total organization and offering expenses, professional fees, trustee fees, administration fees, and other general and administrative expenses on our behalf such that these operating expenses do not exceed 1.00% (on annualized basis) of our NAV. Additionally, the Adviser may elect to pay certain additional expenses on our behalf. To the extent our Available Operating Funds (as defined in the Expense Support Agreement) exceed the cumulative distributions accrued to our shareholders based on distributions declared with respect to record dates occurring in the relevant calendar month, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on our behalf provided that the total organization and offering costs borne by us do not exceed 1.00% of our NAV and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering costs that were incurred more than three years prior to the proposed reimbursement.

For the three and nine months ended September 30, 2026 and 2025, the Adviser provided no expense support pursuant to the Expense Support Agreement. Our obligation to make a reimbursement payment shall automatically become a liability on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month.

Financial Condition, Liquidity and Capital Resources

We expect to generate cash primarily from (i) the net proceeds of the Private Offering, (ii) cash flows from our operations, (iii) any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. We intend to sell our Common Shares on a continuous monthly basis at a per share price equal to the then-current NAV per Common Share. Our primary uses of cash will be for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying the Adviser (in its capacity as the Adviser and/or the Administrator)), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our shares.

As of September 30, 2026, we had two credit facilities, one class of unsecured debt securities outstanding and one debt securitization. From time to time, we may enter into additional credit facilities, increase the size of our existing credit facilities, enter additional short-term lending arrangements, and/or issue debt securities, including additional unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2026, we had an aggregate amount of $2.5 billion of principal debt outstanding and our asset coverage ratio was 183.24%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. We believe that our current cash on hand, our short-term investments, our available borrowing capacity under our SG Facility, Revolving Credit Facility and PNC Facility and our anticipated cash flows from operations will be adequate to meet our cash needs for our daily operations in the near term. For further details, see “Note 7. Borrowings” to our consolidated financial statements included in this report.

Equity

The following tables summarize transactions in Common Shares during the three and nine months ended September 30, 2026 and 2025 (dollar amounts in thousands):

	Three Months Ended September 30,
	2026		2025
	Shares	Amount	Shares	Amount
Issuance of shares	871,668	$21,756	7,194,373	$183,024
Reinvestment of distributions	802,750	20,039	811,631	20,803
Repurchase of shares (net of early repurchase deduction)	—	—	—	—
Net increase (decrease)	1,674,418	$41,795	8,006,004	$203,827

	Nine Months Ended September 30,
	2026		2025
	Shares	Amount	Shares	Amount
Issuance of shares	7,691,069	$194,332	23,521,091	$598,931
Reinvestment of distributions	3,227,837	80,995	2,199,751	56,354
Repurchase of shares (net of early repurchase deduction)	(5,951,674)	(148,312)	—	—
Net increase (decrease)	4,967,232	$127,015	25,720,842	$655,285

Share Repurchase Program

We commenced a share repurchase program as of each June 30 and December 31, in which we intend to repurchase, semi-annually, up to 7.5% of the Common Shares outstanding (either by number of Common Shares or aggregate NAV) as of the close of the previous semi-annual period. Our Board of Trustees may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each semi-annual period. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

The following table sets forth information regarding repurchases of Common Shares pursuant to the Company's share repurchase program for the nine months ended September 30, 2026.

Repurchase Request Deadline	Percentage of Outstanding Common Shares Offered to be Repurchased (1)	Repurchase Pricing Date	Amount Repurchased (2)	Number of Common Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)
June 11, 2026	7.50%	June 30, 2026	$148,312	5,951,674	7.50%

(1)
Percentage is based on total shares outstanding as of the close of the previous semi-annual period. For the semi-annual period ended June 30, 2026, we received shareholder requests to repurchase approximately 10.33% of shares outstanding as of December 31, 2025, which exceeded our offer to repurchase up to 7.50% of our outstanding shares.
(2)
Amounts shown net of early repurchase deduction.

There were no shares repurchased under the share repurchase program during the nine months ended September 30, 2025.

Distributions

We authorize and declare distribution amounts per Common Share payable monthly in arrears (prior to January 1, 2026 distributions were declared quarterly). The following tables present distributions that were declared during the nine months ended September 30, 2026 and 2025:

Nine Months Ended September 30, 2026
Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
January 30, 2026	March 2, 2026	$0.1943	$0.0054	$0.1997	$16,651
February 27, 2026	April 2, 2026	0.1751	0.0049	0.1800	15,401
March 30, 2026	May 4, 2026	0.1909	0.0053	0.1962	17,017
April 30, 2026	June 1, 2026	0.1840	—	0.1840	16,078
May 28, 2026	June 30, 2026	0.1910	—	0.1910	16,834
June 30, 2026	July 31, 2026	0.1847	—	0.1847	16,364
July 28, 2026	August 28, 2026	0.1905	—	0.1905	15,849
August 27, 2026	September 29, 2026	0.1906	—	0.1906	15,975
September 29, 2026	October 28, 2026	0.1852	—	0.1852	15,617
Total		$1.6863	$0.0156	$1.7019	$145,786

Nine Months Ended September 30, 2025
Declaration Date	Payment Date	Base Distribution Per Share (1)	Special Distribution Per Share (1)	Total Distribution Per Share (1)	Total Distribution Amount
March 31, 2025	April 30, 2025	$0.5667	$0.0315	$0.5982	$34,398
June 25, 2025	July 31, 2025	0.5705	0.0317	0.6022	40,069
September 30, 2025	November 3, 2025	0.5772	0.0160	0.5932	44,219
Total		$1.7144	$0.0792	$1.7936	$118,686
(1)
Rounded to four decimal places.

The following table reflects the character of distributions on a U.S. GAAP basis that we declared on our Common Shares during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026		2025
Source of Distribution	Per Share	Amount	Per Share	Amount
Net investment income (loss)	$1.70	$145,786	$1.79	$118,686
Total net realized gain (loss)	—	—	—	—
Return of capital	—	—	—	—
Total	$1.70	$145,786	$1.79	$118,686

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
the Expense Support Agreement;

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

Recent Developments

Share Issuances

On October 1, 2026, we sold and issued 670,967 Common Shares for an aggregate consideration of approximately $16.8 million at a price of $25.02 per Common Share, including Common Shares issued through our distribution reinvestment plan.

We received $8.3 million of net proceeds relating to the issuance of Common Shares for subscriptions effective November 1, 2026.

Distribution Declaration

On October 23, 2026, we declared a regular distribution in the amount of $0.1912 per Common Share, which is payable to shareholders of record as of October 23, 2026, and will be paid on or about November 30, 2026. This distribution will be paid in cash or reinvested in additional Common Shares for shareholders participating in our distribution reinvestment plan.

Critical Accounting Estimates

The preparation of the consolidated financial statements will require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition, our critical accounting estimates related to investments and fair value measurement are included in the notes to our consolidated financial statements. For a discussion of our critical accounting policies, see “Note 2. Significant Accounting Policies” to the consolidated financial statements.

We are required to report investments for which current market values are not readily available at fair value. We value our investments in accordance with ASC 820, Fair Value Measurement, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs. Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material.

Contractual Obligations

We entered into the Investment Advisory Agreement with the Adviser to provide us with investment advisory services and the Administration Agreement with Antares Capital Credit Advisers LLC (in its capacity as the Administrator) to provide us with administrative services. Payments for investment advisory services under the Investment Advisory Agreement and reimbursements under the Administration Agreement are described in “Item 1. Consolidated Financial Statements—Notes to the Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions.”

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

Unfunded Commitments

Our investment portfolio may contain revolving line of credit, delayed draw and equity commitments, which may require us to fund when requested by portfolio companies. As of September 30, 2026 and December 31, 2025, we had unfunded investment commitments of $0.9 billion and $1.1 billion, respectively. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these investments and there can be no assurance that such conditions will be satisfied.

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

As of September 30, 2026, 99.55% of our performing debt investments at fair value were at floating rates, which are generally SOFR based and typically have durations of one to three months after which they reset to current interest rates, and many of which are subject to certain floors. Our credit facilities (including the SG Facility, Revolving Credit Facility and PNC Facility) bear interest at floating rates with zero percent interest rate floors. Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2026, the following table shows the annualized impact on net interest income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments) and assuming no changes in our investment and borrowing structure (table below in thousands):

Change in Interest Rates	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$132,949	$(75,411)	$57,538
Up 200 basis points	88,633	(50,274)	38,359
Up 100 basis points	44,316	(25,137)	19,179
Down 100 basis points	(44,316)	25,137	(19,179)
Down 200 basis points	(88,360)	50,274	(38,086)
Down 300 basis points	(131,867)	75,053	(56,814)

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

(b)
Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on March 19, 2026. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2026 to the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Refer to “Item 1. Consolidated Financial Statements—Notes to the Consolidated Financial Statements—Note 9. Net Assets” in this report and our Current Reports on Form 8-K for the issuance of Common Shares for the three months ended September 30, 2026.

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
10.1

Amendment No. 4 to Loan and Servicing Agreement dated July 24, 2026 by and among Antares Strategic Credit SPV LLC, as borrower, Antares Strategic Credit Fund, as equity holder and servicer, the lenders from time to time party thereto, Société Générale, as agent, U.S. Bank Trust Company, National Association, as collateral agent and collateral administrator, and U.S. Bank National Association, as document custodian. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-01700) filed on July 30, 2026).

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

Antares Strategic Credit Fund

Date:	November 12, 2026	/s/ Vivek Mathew
Vivek Mathew
Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2026	/s/ Thomas Sweeney
Thomas Sweeney
Chief Financial Officer
(Principal Financial Officer)